Form 10-Q
period 2014-03-31
Medbox, Inc.
filed 2014-05-15
CIK 1547996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014
or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________________

Commission file number: 000-55149
MEDBOX, INC.
(Exact name of registrant as specified in its charter)

Nevada	45-3992444
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8439 West Sunset Blvd., Suite 101, West Hollywood, CA (Address of principal executive offices)	90069 (zip code)

(800) 762-1452
(Registrant's telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐ No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

As of May 15, 2014, the registrant had 30,011,580 shares of common stock outstanding.

MEDBOX, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

MEDBOX, INC.
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2014 (UNAUDITED) AND DECEMBER 31, 2013

Assets	March 31, 2014 (Unaudited)	December 31, 2013
Current assets
Cash and cash equivalents	$1,977,756	$168,003
Marketable securities	442,904	184,800
Accounts receivable, net of allowance for doubtful accounts of $561,855 and $0, respectively	1,319,461	1,864,506
Notes receivable	-	115,000
Inventory	1,069,156	1,269,454
Prepaid expenses and other current assets	260,622	89,241
Total current assets	5,069,899	3,691,004

Property and equipment, net of accumulated depreciation of 28,203 and 21,123, respectively	198,532	169,128

Investments, at cost	1,200,000	1,200,000
Intangible assets, net of accumulated amortization of $44,375 and 32,750 respectively	735,598	653,959
Note receivable	130,000	-
Goodwill	1,100,037	1,090,037
Deposits and other assets	99,662	98,726
Total assets	$8,533,728	$6,902,854

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued expenses	$535,686	$598,314
Notes payable	-	75,000
Related party notes payable	16,674	111,794
Customer deposits	538,311	203,186
Provision for customers refunds	222,925	-
Short term loan payable	122,135	-
Total current liabilities	1,435,731	988,294

Stockholders' Equity
Preferred stock, $0.001 par value: 10,000,000 authorized; 3,000,000 and 6,000,000 issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	3,000	3,000
Common stock, $0.001 par value: 100,000,000 authorized, 30,011,580 and 29,525,750 issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	30,012	29,526
Additional paid-in capital	9,212,731	6,785,358
Common stock subscribed	-	(15,000)
Accumulated deficit	(2,147,746)	(888,324)
Total stockholders' equity	7,097,997	5,914,560
Total liabilities and stockholders' equity	$8,533,728	$6,902,854

See notes to consolidated financial statements.

MEDBOX, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013
(UNAUDITED)

	March 31, 2014	March 31, 2013

Revenue	$294,550	$1,245,522
Revenue from related party	1,000,000	-
Less: allowances and refunds	(962,780)	-
Net revenue	331,770	1,245,522
Cost of revenues	891,920	620,060

Gross profit	(560,150)	625,462

Selling, general and administrative expenses
Selling and marketing	141,554	254,252
Research and development	8,000	8,500
General and administrative	563,370	692,682
Total selling, general and administrative expenses	712,924	955,434

Loss from operations	(1,273,074)	(329,972)

Other income (expense), net	13,652	(408)

Loss before provision for income taxes	(1,259,422)	(330,380)

Provision for income taxes	-	-

Net loss	$(1,259,422)	$(330,380)

Earnings per share attributable to common stockholders
Basic	$(0.04)	$(0.01)
Diluted	$(0.03)	$(0.01)
Weighted average shares outstanding
Basic	30,516,271	27,957,406
Diluted	45,516,271	45,290,739

See notes to consolidated financial statements.

MEDBOX, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE PERIOD ENDED MARCH 31, 2014 (UNAUDITED) AND DECEMBER 31, 2013

							Retained
					Additional	Common	Earnings	Total
	Preferred Stock		Common Stock		Paid-In	Stock	(Accumulated)	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Subscribed	(Deficit)	Equity
Balances at January 1, 2013	6,000,000	$6,000	27,367,144	$27,367	$1,150,673	$(153,250)	$(331,669)	$699,121
Issuance of common stock, net of issuance costs	-	-	2,115,100	2,115	4,484,426	-	-	4,486,541
Cancellation of preferred stock	(3,000,000)	(3,000)	-	-	3,000	-	-	-
Proceeds of common stock subscribed	-	-	-	-	(138,250)	138,250	-	-
Issuance of warrants for acquisition of Vaporfection	-	-	-	-	1,166,000	-	-	1,166,000
Issuance of common stock for accounts payable	-	-	43,506	44	119,509	-	-	119,553
Net loss	-	-	-	-	-	-	(556,655)	(556,655)
Balances at December 31, 2013	3,000,000	$3,000	29,525,750	$29,526	$6,785,358	$(15,000)	$(888,324)	$5,914,560
Issuance of common stock, net of issuance costs	-	-	485,830	486	2,427,373	-	-	2,427,859
Proceeds from common stock subscribed	-	-	-	-	-	15,000	-	15,000
Net loss	-	-	-	-	-	-	(1,259,422)	(1,259,422)
Balances at March 31, 2014 (Unaudited)	3,000,000	$3,000	30,011,580	$30,012	$9,212,731	$-	$(2,147,746)	$7,097,997

See notes to consolidated financial statements.

MEDBOX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013
(UNAUDITED)

	March 31, 2014	March 31, 2013
Cash flows from operating activities
Net loss	$(1,259,422)	$(330,380)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	18,705	5,701
Allowances and refunds	962,780	-
Changes in operating assets and liabilities
Accounts receivable	(194,810)	1,316,075
Loan receivable	-	(70,000)
Inventories	200,298	(172,388)
Prepaid expenses and other assets	(172,317)	(109,920)
Accounts payable and accrued expenses	(62,628)	260,855
Customer deposits	77,021	-
Deferred revenue	-	(360,000)
Net cash provided by (used in) operating activities	(430,373)	539,943

Cash flows from investing activities
Issuance of note receivable	(15,000)	-
Purchase of property and equipment	(36,484)	(38,322)
Purchase of intangible assets	(103,264)	-
Advances for investments	-	(1,475,850)
Net cash used in investing activities	(154,748)	(1,514,172)

Cash flows from financing activities
Related party notes payable, net	(95,120)	(433,080)
Short term loan, net	122,135	-
Payments on notes payable	(75,000)	-
Proceeds from issuance of common stock, net	2,442,859	1,425,328
Net cash provided by financing activities	2,394,874	992,248

Net increase in cash	1,809,753	18,019
Cash, beginning of period	168,003	1,026,902
Cash, end of period	$1,977,756	$1,044,921

Supplemental disclosures of cash flow information:
Cash paid for interest	$608	$848
Cash paid for income taxes	$-	$9,068

Non- cash transactions:
Marketable securities for accounts receivable	$258,104	$-

See notes to consolidated financial statements.

MEDBOX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS

Medbox, Inc. (the Company) was incorporated in the state of Nevada on June 16, 1977, originally as Rabatco, Inc., subsequently changing its name on May 12, 2000 to MindfulEye, Inc., and again on August 30, 2011 to Medbox, Inc. The Company, through its subsidiaries Prescription Vending Machines, Inc. (PVM), Medicine Dispensing Systems, Inc. (MDS) and Medbox Technologies, Ltd. (“MT”), is a leader in providing consulting services and patented biometrically controlled medicine storage and dispensing systems to the medical and retail industries. In addition, through its wholly owned subsidiary, Vaporfection International, Inc. (VII), the Company sells a line of vaporizer and accessory products online and through distribution partners. The Company is headquartered in West Hollywood, California with offices in Arizona and Florida.

On December 31, 2011, Medbox, Inc. entered into a Stock Purchase Agreement with PVM International, Inc. (PVMI).  Pursuant to two separate closings held on January 1, 2012 and December 31, 2012, the Company acquired from PVMI all of the outstanding shares of common stock in (i) Prescription Vending Machines, Inc., (PVM) (ii) Medicine Dispensing Systems, Inc. (our Arizona subsidiary), and (iii) Medbox, Inc. (our California subsidiary that is currently inactive) (these three listed subsidiaries are hereafter referred to as the “PVMI Named Subsidiaries”), in exchange for two million shares of the Company’s common stock and a $1 million promissory note.

The transaction between Medbox, Inc. and PVMI is deemed to be a reverse acquisition, where Medbox, Inc. (the legal acquirer) is considered the accounting acquiree and the PVMI Named Subsidiaries (the legal acquiree) are considered the accounting acquirer.  The assets and liabilities are transferred at their historical cost with the capital structure of Medbox, Inc. Medbox, Inc. is deemed a continuation of the business of PVMI Named Subsidiaries and the historical financial statements of PVMI Named Subsidiaries are the historical financial statements of Medbox, Inc.  For accounting purposes, the reverse merger is treated as a recapitalization of Medbox, Inc.

The Company’s subsidiary, Prescription Vending Machines, Inc. was incorporated in the state of California in 2008 and our subsidiary, Medicine Dispensing Systems, Inc. was incorporated in the state of Arizona in 2011.

On March 22, 2013, the Company entered into a Securities Purchase Agreement with Vapor Systems International, LLC to acquire 100% of the outstanding common stock of VII in exchange for warrants to purchase 260,864 shares of the Company’s common stock. In addition, the Company agreed to provide up to $1,600,000 in working capital to VII at the Company’s sole discretion which included $175,000 paid to the inventor of certain patents including a warrant to purchase 5,000 shares of the Company’s common stock. This transaction was closed in April 2013.

On December 9, 2013 Medbox formed Medbox Technologies Ltd (MT), a Canadian corporation to operate as a consulting sales and marketing operation in Canada. As of December 31, 2013 there was no activity for this company.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Medbox, Inc. and its wholly owned subsidiaries, PVM, MDS, VII and MT. All intercompany transactions have been eliminated. VII and MT, represents additional subsidiaries included in the consolidated financial statements for the year 2013.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the consolidated financial statements as well as the reported expenses during the reporting periods. Actual results could differ from these estimates.

MEDBOX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Use of Estimates, continued

The Company’s significant estimates and assumptions include the valuation of the Company’s common stock used in the valuation of goodwill, accounts receivable and note receivable collectability, inventory, advances on investments, the valuation of restricted stock received from customers, the amortization and recoverability of capitalized patent costs and useful lives of long-lived assets, and income tax expense, some of these judgments can be subjective and complex, and, consequently, actual results may differ from these estimates. Although the Company believes that its estimates and assumptions are reasonable, they are based upon information available at the time the estimates and assumptions were made.

Concentrations of Credit Risk

The Company maintains cash balances at several financial institutions in the Los Angeles, California area and Florida.  Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $250,000.  At March 31, 2014 and December 31, 2013, the Company’s uninsured balances totaled $1,456,548 and $0, respectively. The Company has not experienced any losses in such accounts and periodically evaluates the credit worthiness of the financial institutions and has determined the credit exposure to be negligible.

At March 31, 2014 and December 31, 2013, two (2) customers, one of which is related and one (1) customer represented 55.11% and 37.54% of outstanding receivables, respectively.

	March 31, 2014		January - March 2014		December 31, 2013
Customer	Accounts Receivable		Gross Revenue		Accounts Receivable
	Amount	%	Amount	%	Amount	%
A	$586,824	31.2%	-	0.0%	700,000	37.5%
B	450,000	23.9%	1,000,000	77.2%	-	0.0%
Subtotal	$1,036,824	55.11%	1,000,000	77.2	700,000	37.54%
Total	$1,881,316	100%	1,294,550	100%	1,864,506	100%

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred. Advertising and marketing expense for the three months ending March 31, 2014 and March 31, 2013 were $141,554 and $254,252, respectively.

Fair Value of Financial Instruments

Pursuant to ASC No. 825, Financial Instruments, the Company is required to estimate the fair value of all financial instruments included on its balance sheets. The carrying value of cash, accounts receivable, other receivables, inventory, accounts payable and accrued expenses and notes payable approximate their fair value due to the short period to maturity of these instruments. The Company’s marketable securities and related customer deposits require fair value measurement on a recurring basis as the Company has received advance payment of restricted stock in a publicly traded company for contracted services. The Company has no exposure to gain or loss on the increase or decrease in the value of the marketable securities as any shortfall in the ultimate liquidated value of the securities will be supplemented by additional restricted stock from the customer and any liquidation in excess above the Companies billings will be returned to the customer.

MEDBOX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Revenue Recognition

The Company applies the revenue recognition provisions pursuant to Accounting Standards Codification 605, Revenue Recognition (“ASC 605”) (formerly SAB Topic 13A), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. The guidance outlines the basic criteria that must be met to recognize the revenue and provides guidance for disclosure related to revenue recognition policies.

The Company recognizes revenue related to consulting fees based upon the terms of the contract. In general, the Company recognizes revenue when a milestone is reached in the contract such as submittal of the license application or if otherwise delineated, such as awarding of a license or securing the location. In addition, if the contract includes the build out of the client location and the installation of Medbox dispensing machines then the remainder of the revenue is recognized when the facility is completed and available for move-in by the client. The contract terms are broken down in specific milestones with specific attributable revenue to be earned upon successful completion of the milestone terms (i.e. milestone - obtaining the license; condition for the revenue to be recorded - after obtaining the license for the client the company will record a specified amount of revenue attributable to this milestone based on the contract). All milestones from the consulting agreements are considered to be substantive for revenue recognition and the revenue is recorded when the work/condition described is performed/achieved.

In addition, the Company intends to charge maintenance fees for consulting, equipment and software on a monthly basis, and would recognize revenue on these monthly charges when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the fee is fixed or determinable and (iv) collectability is reasonably assured. The Company may have chosen for a period of time to waive the service fees that would generate service revenues as a “good will” gesture to its customers while their new businesses begin operations. Since all equipment is new, there is limited need in service and maintenance.

Advance payments from clients in advance of work performed are recorded as customer deposits on the balance sheet.

An allowance for bad debts is established for any customer who is deemed as possibly uncollectible.  Equipment sales not associated with a consulting contract are recognized as the product is shipped and title passes.

Provisions for estimated returns and allowances, and other adjustments are provided in the same period the related sales are recorded. The Company will at times allow customers to get full refunds should regulatory events prevent the customer from being able to operate his contracted location. The provision for returns as well as an allowance for bad debts will be included in the Company’s balance sheet as determined by managment. For the years ended December 31, 2013 management determined that no allowances were necessary as there were no known events to create a basis for such provision. During first quarter of 2014 due to changes in legislation in the San Diego market where the number of licenses were reduced from 130 to 32 the Company identified that it will not be able to perform all the contracts. As a result the “the Company recorded allowances and refunds of  $962,780 See also Note 9.

Cost of Revenues

Cost of revenues consists primarily of expenses associated with the delivery and distribution of our products and services. These include expenses related to the manufacture of our dispensary units, construction expense related to the customer dispensary, site selection and establishment of licensing requirements, and consulting expense for the continued management of the dispensary unit build out, server and security equipment, rent expense, energy and bandwidth costs, and support and maintenance costs prior to client moves in.

MEDBOX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Basic and Fully Diluted Net Loss Per Share

Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share are computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period from the potential 5 for 1 conversion feature of the Company’s Series A preferred stock outstanding. Potential common shares consist of the incremental common shares issuable upon the exercise of the conversion of the Company’s 265,854 warrants to the sellers of VII as the likelihood of conversion is probable do to the low exercise price per share of $0.001 (using the if-converted method). The computation of basic loss per share for the period ended March 31, 2014 and December 31, 2013 excludes potentially dilutive securities of 30,000, respectively, because their inclusion would be antidilutive.

As of March 31, 2014 and December 31, 2013, the Company had 3,000,000 shares of Series A preferred stock outstanding with par value of $0.001 that could be converted into 15,000,000 shares of the Company’s common stock.

Potentially dilutive securities outlined in the table below have been excluded from the computation of diluted net loss per share, because the effect of their inclusion would have been anti-dilutive.

	For the period ended March 31, 2014	For the period ended March 31, 2013
Financing Warrants to purchase common stock	30,000	-
Total potentially dilutive securities	30,000	-

Accounts Receivable and Allowance for Bad Debts

The Company is subject to credit risk as it extends credit to our customers for work performed as specified in individual contracts. The Company extends credit to its customers, mostly on an unsecured basis after performing certain credit analysis.  Our typical terms require a portion of the contract price up front and the rest payable upon certain agreed milestones. The Company’s management periodically reviews the creditworthiness of its customers and provides for probable uncollectible amounts through a charge to earnings and a credit to an allowance for bad debts based on our assessment of the current status of individual accounts. Accounts still outstanding after the Company has used reasonable collection efforts are written off through a charge to the allowance for bad debts accounts and a credit to accounts receivable. As of December 31, 2013, the Company’s management considered all accounts outstanding fully collectible. During first quarter of 2014 due to changes in legislation in the San Diego market where the number of licenses were reduced from 130 to 32 the Company identified that it will not be able to perform all the contracts. As a result the “Company recorded allowances and refunds of $962,780. See also Note 9.”

Property and Equipment

Property and equipment are recorded at cost. Expenditures for major additions and improvements are capitalized and minor replacements, maintenance, and repairs are charged to expense as incurred. When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period.  Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes. The Company uses other depreciation methods (generally accelerated) for tax purposes where appropriate.  The estimated useful lives for significant property and equipment categories are as follows:

Vehicles	5 years
Furniture and Fixtures	5 years
Office equipment	3 years

Depreciation expense for the three months ended March 31, 2014 and March 31, 2013 was $18,705 and $5,701 respectively.

MEDBOX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Income Taxes

The Company accounts for income taxes under the asset and liability method in accordance with ASC 740.  The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  The components of the deferred tax assets and liabilities are classified as current and non-current based on their characteristics.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

In addition, the Company’s management performs an evaluation of all uncertain income tax positions taken or expected to be taken in the course of preparing the Company’s income tax returns to determine whether the income tax positions meet a “more likely than not” standard of being sustained under examination by the applicable taxing authorizes.  This evaluation is required to be performed for all open tax years, as defined by the various statutes of limitations, for federal and state purposes.

Commitments and Contingencies

Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur.  The Company’s management and its legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment.  In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements.  If the assessment indicates that a potentially material loss contingency is not probable, but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed.
Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the nature of the guarantee would be disclosed.

Reclassifications

Certain amounts from the 2013 consolidated financial statements have been reclassified to conform to the 2014 presentation.

Recent Accounting Pronouncements

There were various accounting updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's consolidated financial position, consolidated results of operations or cash flows.

Management’s Evaluation of Subsequent Events

The Company evaluates events that have occurred after the balance sheet date of March 31, 2014, through the date which the financial statements were available to be issued. Based upon the review, other than described in Note 15 – Subsequent Events, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements.

MEDBOX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – ACQUISITION

On March 22, 2013, the Company entered into a purchase agreement for 100% of the issued and outstanding common stock of Vaporfection International Inc. (“VII”) owned by Vapor Systems International LLC. The Company issued 260,854 warrants to shareholders of VII allowing them to purchase one (1) share of Medbox common stock at $.001 per share beginning April 1, 2014. These warrants were valued for the Company’s accounting purposes at $4.47 per share which represented the fair value of the Company’s stock as determined by the Company’s independent appraiser. In addition, the Company assumed certain liabilities and a 10% convertible note of VII in the aggregate amount of approximately $470,000.  The total value of the acquisition was approximately $1,635,000 and has been allocated in accordance with ASC 805 as per the Company’s independent valuation as follows:

Machinery & Equipment	$70,000
IP and related technology	287,000
Amortizable intangible assets:
Customer contracts and related relationships	314,000
Trade name, trademark, and domain name	46,000
Non-compete covenants	23,000
Goodwill	895,000

Total assets acquired	1,635,000
Fair value of liabilities assumed	(469,000)
Net fair value	$1,166,000

The amortizable intangible assets have useful lives not exceeding ten years and a weighted average useful life of seven years. No amounts have been allocated to in-process research and development and $895,000 has been allocated to goodwill. In addition, from the date of acquisition through March 31, 2014 and December 31, 2013, the liabilities assumed have been increased by approximately $10,000 and $195,000 respectively as they have been accrued or settled.  Accordingly, $205,000 has also been allocated to goodwill. Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired and is not deductible for tax purposes.

In addition, to the above warrants the purchase agreement and associated consulting contract with the prior management company of the business unit calls for additional shares to be issued in the event that the performance of the business unit exceeds $11,818,140 of accumulated EBITBA profitability over the subsequent 4 year operating period. The Company is contingent upon future events and accordingly has treated the obtainment of that performance provision as being remote and consequently has not assigned any future value to the purchase price.

MEDBOX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – INVESTMENTS

On February 8, 2013, the Company entered into an agreement with Bio-Tech Medical Software, Inc. which would allow the Company to purchase 833,333 of authorized shares of common stock which would represent 25% of Bio-Tech’s issued and outstanding shares of common stock for $1,500,00.  The Company advanced $600,000 upon execution of this agreement for the right to purchase with the remaining balance of $900,000 due and payable in installments at various dates by August 25, 2013. On June 26, 2013, the Company notified Bio-Tech that it was canceling the agreements with them.

On February 27, 2014, the Company signed a settlement agreement, and in connection therewith, a second amended and restated technology license agreement with Bio-Tech  with Bio-Tech. According to the second amended and restated technology license agreement, the Company received full licensed right on biometric inventory tracking technology for the term of five years with no additional monies due. All stock transfer between companies was canceled and rescinded.

On March 12, 2013, the Company entered into an agreement with three members of Medvend Holdings LLC whereby the Company would acquire 50% of their equity interest in Medvend. The purchase price of the equity interest is $4,100,000 whereby the Company paid an advance of $300,000 upon execution of the contract for the right to purchase and another $300,000 was disbursed as an additional investment to Medvend Holdings LLC.  In May 2013, the three members of Medvend Holdings LLC were named in a lawsuit by that entity’s minority shareholders alleging improper conveyance of the three members’ ownership interest in Medvend Holding LLC to the Company.  Accordingly, also in May 2013, Medbox filed suit against Medvend Holdings, LLC and the three members of that entity that were involved in the transaction. As of March 31, 2014, the company’s management expects a full recovery of its investment.

NOTE 5 – INVENTORIES

Inventories are stated at the lower of cost or market value.  Cost is determined on a standard cost basis that approximates the first-in, first-out (FIFO) method.

The consolidated inventories at December 31, 2013 and 2012 consist of:

Inventories	March 31, 2014	December 31, 2013
Work in process and related capitalized costs	$466,860	$878,956
Deposits on dispensing machines	245,958	138,423
Vaporizers and accessories	207,334	193,575
Dispensing machines	149,004	58,500
Total inventory	$1,069,156	$1,269,454

The Company’s inventory at December 31, 2013 included the capitalized costs inquired by the Company during developing of new markets in the amount of $259,657. This are charged to cost of revenues after finalizing work on the consulting agreements for specific market by allocation of total capitalized costs to the number of clients in the specific market. In late January 2014 the announcement for awarding licenses for dispensaries in Massachusetts were issued, according to which the Company didn’t obtain any license in that state. As a result, the inquired costs in 2013 in the amount of $259,657 along with $125 inquired during January 2014 for the developing the market of Massachusetts were expensed as a “write off” charged to cost of revenues in January 31, 2014 in the amount of $259,782.

MEDBOX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2014 and December 31, 2013 consists of:

Property Plant and Equipment	March 31, 2014	December 31, 2013
Office equipment	$19,439	$17,192
Furniture and fixtures	74,404	73,567
Website development	46,922	46,922
Product development	85,970	52,570
	226,735	190,251
Less accumulated depreciation	(28,203)	(21,123)
Property and equipment, net	$198,532	$169,128

Product design costs are related to development of new product and related prototype unit by VII. These development costs are accumulated and capitalized until the date of launching the new product.

NOTE 7 – INTANGIBLE ASSETS

The Company acquired certain intangible assets with its purchase of 100% of the outstanding common stock of VII on March 22, 2013.  The Company accounts for intangible assets acquired in a business combination, if any, under the purchase method of accounting at their estimated fair values at the date of acquisition.  Intangibles are either amortized over their estimated lives, if a definite life is determined, or are not amortized if their life is considered indefinite.

Intangible assets	March 31, 2014	December 31, 2013
Distributor relationship	314,000	314,000
IP/Technology/Patents	311,973	303,709
Domain names	131,000	46,000
Non-Compete covenants	23,000	23,000
	779,973	686,709
Less accumulated amortization	(44,375)	(32,750)
Intangible assets, net	735,598	653,959

The estimated useful lives for significant intangible assets are as follows:

Distributor Relationship	10 years
Domain Names	10 years
Non-Compete covenants	3 years

With the recent acquisition of its intangible assets in April 2013, the Company’s management does not believe any impairment of intangible assets has occurred as of March 31, 2014.

MEDBOX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – ACCOUNTS AND NOTES RECEIVABLE

As of March 31, 2014, accounts receivable, net of valuation adjustment related to the changes in San Diego legislation, totaling $1,319,461 represent receivables from clients of the Company’s subsidiary, PVM. The corresponding amount at December 31, 2013 was $1,864,506.

Periodically the Company asses and review the receivables for collectability, as of December 31, 2013, the Company’s management considered all accounts outstanding fully collectible. As of March 31, 2014 due to changes in business environment and contractual covenants the company established provisions for accounts receivables (valuation adjustment) in the amount of $561,855, for details see Note 9 – Provisions.

During December 2013, the Company entered in to a multiple advance secured promissory note for $1,000,000 with a Canadian partner, all transaction with whom are considered to be on an arms-length basis. This note is due and payable, together with interest at 5% per annum. As of March 31, 2014 and December 31, 2013 the outstanding balance of this note receivable was $130,000 and $115,000 respectively.

NOTE 9 – ALLOWANCES AND REFUNDS

During first quarter of 2014 due to changes in legislation in the San Diego market where the number of licenses were reduced from 130 to 32 the Company had to reassess the chances of performing its contracts with clients who opted for San Diego market. Based on the reassessment the Company identified that it will not be able to perform all the contracts due to extreme reduction in number of available licenses in late March 2014.

As a direct result of the reduction in available licenses, the Company recorded an additional provision for sales allowances of $962,780 in the quarter related to the reversal of past revenue recognized on San Diego contracts. In addition, the Company recorded a valuation adjustment to recorded Accounts Receivable in the amount of $561,855.  The Company recorded an estimated “Provision for customer refunds” of $222,925 expected to be paid for those clients which we estimated will not be successful in obtaining a license. Also during the first quarter of 2014, the Company negotiated payments totaling $88,000 and reduced accounts receivable for $90,000 for certain clients in the San Diego market which reduced revenue through an increase in our provision for sales allowances of $178,000.

Provisions for sales allowances is disclosed as a separate line in the Consolidated Statements of Operations in order to increase understandability for users.

NOTE 10 – MARKETABLE SECURITIES AND CUSTOMER DEPOSITS

Marketable securities

At March 31, 2014, the Company held as a deposit of 7,000,000 restricted shares (issued on September 5, 2013) as payment for $300,000 in accounts receivable billed to a customer. The fair value of the shares as of March 31, 2014 and December 31, 2013 (with 12% discount because of restriction) was $442,904 and $184,800. The value of these unliquidated restricted shares is offset against the outstanding amounts owed to the Company up to $300,000 (the value of receivable of the client) until such time that the shares are liquidated and the cash proceeds are used to pay off the receivable and any excess cash will be returned to the client in accordance with the contract. The difference of $142,904 ($442,904-$300,000) is presented in the balance sheet as a component of customer deposit.

MEDBOX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – MARKETABLE SECURITIES AND CUSTOMER DEPOSITS, CONTINUED

Customer deposits

Advance payments from customers are recorded as customer deposits on the balance sheet.

Customer deposits	March 31, 2014	December 31, 2013
Advance payments from customers	462,974	127,550
Prepaid sales of vaporizers	75,337	75,636
Total customer deposits	538,311	203,186

NOTE 11 – SHORT-TERM DEBT

Short-term debt as of March 31, 2014 and December 31, 2013 consisted of:

Short-term debt	March 31, 2014	December 31, 2013
Note payable to unrelated third party payable	$-	$75,000
Notes payable to related party	16,674	111,794
Short term loan payable	122,135	-
Total current debt	$138,809	186,794

Note payable to unrelated party was signed on March 22, 2013 and is due on April 22, 2014, bearing an interest rate of 10% per annum. Interest expense on notes payable for three months ended March 31, 2014 and March 31, 2013 was $28,667 and $0, respectively.

The notes payable to related parties bear no interest.

The short term loan represents the balance of the financing in the amount of $137,160 for the D&O insurance. The financing bears a 4.25% interest and is payable in monthly annuities of $15,511 for the period of nine months with the first payment due on March 5, 2014 and the last on November 5, 2014. The interest charge for the period ended March 31, 2014 was $486.

NOTE 12 – RELATED PARTY TRANSACTIONS

The Company utilizes Vincent Chase Inc., a related party and 100% owned by the founder of the Company for management advisory and consulting services.  During the three months ended March 31, 2014, the Company incurred $37,500 for these services.

During 2013, the Company issued two promissory notes payable to Vincent Chase Inc., on September 20, 2013 in the amount of $150,000 and on October 28th in the amount of $100,000.   At December 31, 2013 the outstanding amount for the combined notes were $111,794. As of March 31, 2014 the aforementioned notes were repaid in full.

In February 2014 the Company issued notes payable to PVM International Inc. (PVMI), a related party which is 100% owned by the founder of the Company in the amount of $250,000 and $100,000.  These notes were subsequently repaid leaving $16,674 outstanding as of March 31, 2014.

During three months ending March 31, 2014 the Company paid salary to Dr. Bruce Bedrick, the Chief Executive Officer in the gross amount of $32,934.

During the three months ended March 31, 2014, the Company had sales to a related party and shareholder in the amount of $1,000,000. In addition, the same related party paid the Company $150,000 during the period owed to the Company by an unrelated third party.

MEDBOX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – STOCKHOLDER’S EQUITY

Preferred Stock

In November 2011, the Company issued 6,000,000 of $0,001 par value Series A convertible restricted preferred stock to the founder and a shareholder of the Company. This preferred stock can be converted from 1 (one) restricted share to 5 (five) restricted shares of common stock.  In October 2012, 3,000,000 shares of preferred stock were returned to the Company by the shareholder and reissued to the founder.  In January 2013, the founder returned to the Company the 3,000,000 shares of Preferred stock and they were immediately cancelled. The outstanding number of series A convertible preferred stock as of March 31, 2014 was 3,000,000.

Common Stock

During first quarter of 2014, the Company issued 485,830 shares of common stock at the price $5.00, resulting in net cash proceeds of $2,427,859.

On December 19, 2013 the Company declared a 1:1 common stock dividend on each share of outstanding common stock, effectively a two-for-one forward stock split. This stock dividend required FINRA approval which was granted in 2014 and the stock dividend aggregating 14,762,875 restricted common shares was issued on February 3, 2014. Accordingly, the Company’s 2013 consolidated financial statements have been retroactively stated to reflect the common stock dividend.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

The Company may rent property, equipment, transportation equipment, and various clinics on an as needed basis.

On August 1, 2011, the Company entered into a lease agreement for office space located in West Hollywood, California through June 30, 2017 at a monthly rate of $14,397.

In addition, the Company leases office facilities located at West Hills, California and Scottsdale, Arizona from unrelated third parties at a monthly rate of $1,300 and $1,420. The West Hills lease is on the month to month basis. The Arizona lease is a non-auto renewing lease with the most current agreement covering the period from November 1, 2013 to April 30, 2014. In March 2014, a new lease agreement was signed for six months commencing May 1, 2014.

At December 17, 2013 the Company’s subsidiary Vaporfection Internationla Inc. entered in to an agreement for a 1 year non-cancelable lease in Deerfield Beach, Florida. The lease starts on January 1, 2014 at a monthly rate of $1,981, after December 31, 2014 the lease will be on the month to month basis.

The Company rents virtual offices/meeting spaces in Tokyo, London and New York on a month to month basis for approximate $330 per month. The payment is charged to rent expense as incurred.

Total rent expense under operating leases for the three months ended March 31, 2014 and 2013 were $51,473 and $14,021, respectively.

The minimum future lease payments under non-cancelable operating leases with remaining term in excess of one year at December 31, 2013 were as follows:

Year Ending	Amount

2014	147,398
2015	172,759
2016	172,759
2017	86,379
Total	$579,295

MEDBOX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 – SUBSEQUENT EVENTS

Effective April 10, 2014, Ambassador Ned Sigel was elected to the Company’s Board of Directors. Ambassador Siegel will be bringing over 30 years of entrepreneurial experience as a developer, owner, and manager of vast and diverse holdings to assist the company with capitalizing on current market opportunities as well as finding and developing new investments and implementing strategies. On the same day as Ambassdor’s Siegel’s election to the Board of Directors, the Board accepted the resignation of Mr. Vincent Mehdizadeh as the Chief Operating Officer of the Company and appointed him as Senior Strategist.

On April 9, 2014, the Company formed six new subsidiaries, as follows:

•
Medbox CBD, Inc., specializing in hemp-oil concentrates and development of pharmaceutical products derived from cannabis to produce and distribute products based upon lifting of federal prohibitions of such activities.

•	Medbox Property Investments, Inc., specializing in real property acquisitions and leases to dispensaries and cultivation centers.
•	Medbox Management Services, Inc., specializing in dispensary management services to State licensed dispensaries for cultivation, dispensing, and marijuana infused products (MIPS).
•	Medbox Merchant Service, Inc., specializing in banking transactions with prepaid debit cards, convenience checks, and cash depository needs for operators.
•	Medbox Armored Transport, Inc., specializing in armored car transport of cash from Dispensaries to participating banks.
•
Medbox Investments, Inc., specializing in investments and strategic partnerships in other public companies in the marijuana ancillary service sector that Medbox believes are viable and have growth potential.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Information in this Quarterly Report on Form 10-Q may contain forward-looking statements.  This information may involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different than the future results, performance or achievements expressed or implied by any forward-looking statements.  Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology.

Examples of forward-looking statements include, but are not limited to, statements regarding our proposed services, market opportunities and acceptance, expectations for revenues, cash flows and financial performance, and intentions for the future.  Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” in the Company’s Registration Statement on Form 10 Amendment 2 filed with the Securities and Exchange Commission (the “SEC”) on May 13, 2014.  In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Quarterly Report on Form 10-Q will in fact be accurate.  Further, we do not undertake any obligation to publicly update any forward-looking statements, except as may be required under applicable securities laws.  As a result, you should not place undue reliance on these forward-looking statements

Overview

We provide medicine-dispensing technology to clients who are involved in dispensing alternative medicine and conventional pharmaceuticals to end-users. Our systems provide control, accountability, and security. Since inception we have focused primarily on the medical marijuana marketplace. Based upon unsolicited inquiries from interested institutional entities we came to understand our technology could be applied to the broader pharmaceutical marketplace. While most individuals associate drug dispensing with pharmacies, whether freestanding or within a hospital setting, numerous other environments dispense pharmaceuticals and these organization, from urgent care facilities to drug rehabilitation, to hospice, to physician offices, to assisted living centers, to prisons, must wrestle with ways to make drugs available but control their distribution. Certain common pharmaceuticals are frequent targets for theft and misuse. Our products and services are directed to help these facility operators gain greater control over these drugs while allowing dispensing in a more economical and controlled manner.

We generate revenues from various sources including consulting services we provide to startup alternative medical marijuana clinics, sale of our medicine dispensing system and refrigerated add-on device, the sale of licensing rights, the sale of retail locations and the sale of territories. While to date we have waived monthly maintenance and recurring consulting fees for existing completed contracts, during 2014 we expect that we will earn fees from ongoing maintenance and consulting services provided to the purchasers of our machines. The continued success of our primary business will depend on states continuing to legalize the use of marijuana for medical purposes and, equally importantly, such states and the individual localities in such states, to the extent required by the applicable state legislation, adopting a corresponding process to license alternative medicine clinics to dispense the medical marijuana, as well as continuation of the current federal policy of not enforcing the federal prohibition on the use of marijuana in states that have legalized it.

Our current revenue model consists of the following income streams:

1.
Consulting fee revenues. This revenue stream is a consistent component of our current and anticipated future revenues and is negotiated at the time of the contract. In jurisdictions where there is intense competition for a limited number of licenses, we believe the Medbox model, with its incorporated security measures, promotes a distinct advantage in the application selection process in the states where an applicant is graded on the ability to demonstrate compliance.

2.
Revenues on dispensary unit and vaporizer sales. Medbox machines retail for approximately $25,000 for each machine (including the POS system). To date most sales have been system sales that include a refrigerated unit that works with the Medbox which retails for between $15,000 and $25,000 depending on competitive pressures. In addition, many consulting contracts bundle the sale of the dispensary units within the scope of deliverables to be provided that might also include location build out costs.  In addition, we also re-sell inactive dispensary locations that we acquire, which may include dispensary units and other hardware and furniture that are completely ready for operation. Gross margins on vaporizer sales and accessories are expected to initially average out to a net loss position due to initial higher manufacturing costs prior to the cost reduction process that has been undertaken.

3.
Other revenue includes sales of territory rights, sales of licenses and sales of existing retail locations. We enter in transactions with clients who are interested in buying existing retail locations, buying previously issued retail licenses or are interesting in developing certain territories independent of Medbox.  Terms are each deal are varied and the sales arrangements may or may not include the future delivery of dispensing machines.  We sometimes purchase inactive retail locations or license rights and resell them to new clients.

4.
Continuing maintenance revenue. During 2014, we expect to begin billing for monthly ongoing support and equipment maintenance of varying amounts between $75 up to $495 per month per location in which our machines are installed, based on geographic area.

Three Months Ended March 31, 2014 and March 31, 2013

Results of Operations

Overview of Results.  We reported a consolidated net loss of $1,259,422, for the three months ended March 31, 2014 and $330,380 for the three months ended March 31, 2013.  The increase in net loss of $929,042 was primarily due to the change in legislation in San Diego, as discussed above, as well as the write off of Massachusetts inventoried license acquisition costs during the quarter.  These events masked the success the Company had in selling both a completed retail dispensary location in Arizona and the sale of territory rights in Colorado to a non-affiliated shareholder of the Company.  In addition, cost controls put in place in late 2013 resulted in significant reductions in operating expenses for the quarter as compared to the comparable quarter in 2013.

Revenues.  Total revenues consisted of revenues from Medbox system sales, location build-outs fees, consulting fees collected by matching existing clients with new capital partners, sale of the exclusive rights for the sale of Medbox patented dispensing systems in a specific Colorado territory and consulting service fees, which are often bundled together in a single offering to clients.  During the first three months of 2014, the revenue also includes the sales of vaporizers and accessories of the Company’s subsidiary Vaporfection International, Inc. (“VII”).

Revenue Description	March 31, 2014	March 31, 2013	$ Increase (Decrease)
Consulting	$119,497	$545,522	$(426,025)
Sale of locations and management rights, related party	650,000	200,000	450,000
VII-Product sales	25,053	-	25,053
Sale of territories, related party	500,000	500,000	-
- Gross revenues	1,294,550	1,245,522	49,028

Allowances and refunds	(962,780)	-	(962,780)
Net revenues	$331,770	$1,245,522	$(913,752)

Consulting revenue decreased 78.1% or $426,025 to $119,497 for the three months ended March 31, 2014, from $545,522 for the three months ended March 31, 2013. This change in revenue was due to the fact that the Company did not recognize any revenue for its San Diego market clients in the first quarter of 2014. In addition, due to delays in adopting final regulations in other states and the timing of application submittals for other states, revenue was not fully recognized for many of our clients.

Although the total change in gross revenue was relatively modest, the components of revenue changed significantly. The revenues from the sale of locations and management rights increased $450,000 to $650,000 for three months ended March 31, 2014 from $200,000 for the three months ended March 31, 2013. The current year revenue related to a sale of an Arizona location for $150,000 and the sale of a 50% interest in management rights for an Arizona location to a non-affiliated shareholder of the Company for $500,000.

In the first quarter of 2014 the Company sold exclusive rights to place the Medbox patented dispensing systems in Denver, Colorado for $500,000 to the same non-affiliated shareholder of the Company mentioned above in the management rights sale. There were no machines shipment attached to the agreement and no need to accrue for cost of machines. A similar transaction took place during the first quarter of 2013 when the Company sold exclusive rights to place the Medbox patented dispensing systems in the State of Michigan for $500,000 which included the possible shipment of 15 machines. The Company accrued as a cost of goods sold the amount of $300,000 related to this contract. In the fourth quarter of 2013, the Company reassessed the costs of the machines and adjusted the accrued amount to $150,000.

In the first quarter of 2014, we sold $25,053 of vaporizer product and accessories through our VII operating subsidiary.  The subsidiary was acquired on April 2, 2013. We expect to be able to release our newest portable vaporizer product for general availability during the third quarter of 2014.

Due to the change in business and legal environment in the San Diego market, the total number of licenses offered by the City of San Diego area was reduced from 130 to 32 based upon the approved legislation in late March 2014. As the result of the change in legislation in San Diego,  we may not be able to perform on our contractual obligations for the clients who opted for the San Diego market and whose contracts included refund provisions in the event the client does not receive a license. During the first quarter of 2014, we negotiated payments in the first quarter totaling $88,000 and reduced accounts receivable for $90,000 for certain clients in the San Diego market which reduced revenue through an increase in our provision for sales allowances of $178,000.  In addition we estimated the amount of future revenue reductions, aggregate refunds and accounts receivable write-off that would be expected to occur for other clients wanting to get licenses in the San Diego market. As a direct result of the reduction in available licenses and tighter zoning restrictions, the Company recorded an additional provision for sales allowances of $784,780 in the quarter related to the reversal of past revenue recognized on San Diego contracts. In addition, the Company recorded a provison  for doubtful accounts in the amount of $561,855 and a.   provision for customer refundsof $222,925 expected to be paid for those clients which we estimated will not be successful in obtaining a license. Provisions for sales allowances is disclosed as a separate line in the Consolidated Statements of Operations in order to increase understandability for users. There were no such events in 2013 . During the first quarter of 2013 the Company recognized revenue for work performed on various contracts in the amount of $540,000 from the contracts with clients who applied for licenses for San Diego locations prior to the change in the legislation. The Company has applied for licenses in this market and currently believes it is in position to proceed with the steps necessary with the local government to procure up to eight licenses for clients paying a premium due to the limited number of licenses being issued.

Cost of revenues. Our cost of revenues includes systems costs for our systems sales and construction, build-out, licenses or rights repurchased from old clients and resold to new clients, and permits for our consulting activities. Also during the three months ending March 31, 2014 cost of revenue included costs associated with our Vaporfection International, Inc. subsidiary which included the product cost of vaporizers and accessories, the fulfilment activities associated with sales orders and the Company’s purchasing department. These costs did not exist in the first three months of 2013.

We had cost of revenues of $891,920 for the three months ended March 31, 2014 and $620,060 for the three months ended March 31, 2013.  Cost of revenues increased $271,860 or 43.8% primarily due to the following four factors.

As described above, the costs of revenue of the Company’s subsidiary VII did not exist during the three months ended March 31, 2013. For the three months ended March 31, 2014 the cost of goods sold of VII added $65,167 to the consolidated cost of revenue.

The second factor relating to the increase in costs of revenue was the write off of the costs accumulated for the development of the Massachusetts market in the first quarter of 2014. The Company holds in its inventory the capitalized costs incurred during development of new markets. These are charged to cost of revenues after finalizing work on the consulting agreements for specific market by allocation of total capitalized costs to the number of clients/licenses in the specific market. In late January 2014 the announcements for awarding licenses for dispensaries in Massachusetts were issued; according to which the Company did not obtain any licenses in that state. As a result, the inquired costs for developing the market of Massachusetts were expensed as a “write off charge” to cost of revenues in January 31, 2014 in the amount of $259,782.

As a direct link between revenues and costs of revenues, the Company incurred $363,374 in increased costs associated with procuring management rights and locations in order to generate the $450,000 increase in revenues from sale of locations and management rights for three months ended March 31, 2014 compared to three months ended March 31, 2013.

The costs for construction and build outs decreased $265,793 during three months ended March 31, 2014 compared to three months ended March 31, 2013. This decrease was due to the fact that in the first quarter of 2013 the Company supported build-out costs for locations of our clients in Arizona. There were no build-outs in progress during first three months of 2014. In addition, because no build-outs existed in the first quarter of 2014, the outside services and legal costs related to build-out expenses incorporated in the costs of revenue decreased by $55,134 to $13,427 for the three months ended March 31, 2014 from $68,561 incurred during three months ended March 31, 2013.

Operating Expenses. Operating expenses, consist of all other costs incurred during the period other than cost of revenues. Operating expenses were $712,924 for three months ended March 31, 2014 a decrease of $242,510 or 25.4% as  compared to $955,434 for the same period of 2013. The decrease in operating expenses of $242,510, or approximately 25%, was primarily due to a decrease in selling and marketing expenses and a decrease in general and administrative expenses which were part of a tighter rein on 3rd party legal and marketing costs and were offset by the first time inclusion of the operating cost of VII which was acquired on April 1, 2013. Similar to revenue and costs of revenue aforementioned, the Company did not  have in the first quarter of 2013 the operational expenses related to VII activity, which added $113,278 to the total of operating expenses incurred during the three months ended March 31, 2014. If we exclude the VII operating expenses “the comparable” company’s operational expenses decreased $355,788 for three months ended March 31, 2014 compared to the same period of 2013.

Selling and marketing expenses

Sales and Marketing expenses.  Sales and marketing include professional public relations and promotion, purchased advertising, travel and entertainment and outside services for sales and marketing consultants and sales lead generation.  Our sales and marketing expenses for the three months ended March 31, 2014 and 2013, were $141,554 and $254,252, respectively. Sales and marketing expenses for three months ending March 31, 2014 and 2013 represents 10.9% and 20.4% respectively, of gross revenues, before the provision of sales returns.   The changes occurred during the three months period ended March 31, 2014 and 2013 are summarized and described below.

Description of Change	March 31, 2014	March 31, 2013	$ Increase (Decrease)
VII sales and marketing expense	$42,048	$-	$42,048
Lead generation-Kind Clinics	-	113,613	(113,613)
Public relations firm expense	-	20,550	(20,550)
Added a sales manager	27,837	-	27,837
Reduction in sales consultants	43,022	81,919	(38,897)
Not explained	28,637	38,170	(9,533)
Total sales and marketing	$141,544	$254,252	$(112,708)

During three months ended March 31, 2014 the Company incurred $42,048 in marketing and sales expenses related to VII activity, there were no similar expense during three months ended March 31, 2013.

The change is mostly due to the one-time event during first quarter of 2013 when company incurred expenses for sales and marketing support and leads generation from Kind Clinics in the amount of $113,613, a related party.

Also during the year 2013 the Company incurred $20,550 in expenses for the services of a public relations company to promote its image and increase lead generation, there were no such expense in the first quarter of 2014.

To perform the day-to-day marketing operations the company uses independent contractors. The Company reduced the sales and marketing expense related to independent contractors by $38,897 for the three months ended March 31, 2014 compared to the same period of 2013.

Also the Company incurred costs for a head of sales, for an additional expense of $27,837 in the three months ended March 31, 2014. There were no such similar expense in the same period of 2013.

Research and development

Research and development consists of engineering work done on the software enhancements of the Medbox. This work is funded in connection with an affiliate company of Vincent Mehdizadeh. Our research and development expenses for the three months ended March 31, 2014 and 2013, were $8,000 and $8,500, respectively, and represent the Company’s contribution to investments in developing of a new tracking technologies for cultivation facilities that we intend to sell to clients as a package with their consulting agreement. In addition the Company believes that this software will give our clients a competitive advantage in the process of applying for licenses for cultivation facilities.

General and administrative

General and administrative expenses are those related to day-to-day activity and management. These expenses include legal, lobbying, accounting, payroll, consulting and other costs. General and administrative expenses were $563,370 during the three months period ended March 31, 2014 a decrease of $129,312 or 18.7%, from $692,682 during the three months ended March 31, 2013. The changes occurred during the three months period ended March 31, 2014 and 2013 are summarized and described below.

Description of Change	March 31, 2014	March 31, 2013	$ Increase (Decrease)
Initial reporting of VII expenses	$71,230	$-	$71,230
Legal costs	74,960	145,572	(70,612)
Professional accounting services	35,448	-	35,448
Fund raising consultants	23,105	80,000	(56,895)
Investor relations expenses	12,582	-	12,582
Rent expense	50,652	14,021	36,631
Lobbying costs	22,700	53,873	(31,173)
Management fee - Vincent Chase, Inc.	37,500	75,000	(37,500)
Management fee – Kind Clinics	-	61,019	(61,019)
Not explained	235,193	263,197	(28,004)
Total sales and marketing	$563,370	$692,682	$(129,312)

During three months ended March 31, 2014 the Company had an increase of $71,230 in general and administrative expenses related to VII activity as there were no similar expenses during three months ended March 31, 2013.

One of the most significant changes represents the reduction of $70,612 in legal costs for the three months ended March 31, 2014 of $74,960 compared to $145,572 for the three months ended March 31, 2013. This is mostly due to two factors. Firstly, the Company incurred $114,147 in legal cost related to the lawsuit on the behalf of the Company’s Arizona clients, this matter was finalized in 2013 and had no comparable costs in 2014. Secondly, in the process of becoming a public company in order to comply with the related requirements, the Company incurred additional expenses related to SEC filings in the amount of $49,543, there were no such expenses for the three months ended March 31, 2013.

In addition, in order to comply with SEC requirement regarding financial reporting, corporate governance and internal control the Company incurred additional expenses for the three months ended March 31, 2014 for professional accounting services in the amount of $35,448, there were no such expenses during the three months ended March 31, 2013.

During the three months ended March 31, 2014 the Company significantly decreased the expenses related to fund raising consultants by $56,895 to $23,105 as of March 31, 2014 from $80,000 incurred for the three months ended March 31, 2013. However, during the same period of 2014, the Company incurred additional investor relations expenses in the amount of $12,582, there were no such expenses during first three months of 2013.

The rent expense during three months ended March 31, 2014 increased by $36,631 to $50,652 from $14,021 for three months ended March 31, 2013. This change is due to the fact that the Company increased the leased space which led to monthly rent increase from $5,303 to $14,396. Also during the three months ended March 31, 2014, the Company incurred $3,566 in rent expense for our Arizona office, there were no such expense during the same period of 2013.

Due to the fact that some lobbying relationships were transferred to the majority owner of the Company, the lobbying expenses decreased by $31,173 for the three months ended March 31, 2014 to $22,700, compared to $53,873 incurred during three months ended March 31, 2013.

A significant reduction of general and administrative expenses of $12,500 per month is due to the reduction in the fees from $25,000 to $12,500, paid for management consulting to Vincent Chase, Inc., a related party company. This led to savings of $37,500 for the first quarter of 2014 compared to the same period of 2013.

During the three months ended March 31, 2013 the Company incurred $61,019 in consulting fees paid to one of its founders and shareholders, there were no such expenses during first quarter of 2014.

The Company expects that its general and administrative expenses will increase during 2014 as we add additional management talent and build out our infrastructure to comply with public company reporting requirements.

Gross Margin

Due to changes described above the Gross Margin decreased by $1,185,612 or 189.6% resulting in a gross loss of $560,150 for the three months ended March 31, 2014 compared to a gross profit of $625,462 for the three months ended March 31, 2013. This change can mainly be attributable to the Massachusetts write off in the amount of $259,782 and the creation of provision for sales returns related to the San Diego legislative changes in the amount $784,780 during three months ended March 31, 2014. None of similar events happened during the same period of 2013.

Net Loss

As a result of the above factors our net loss increased $929,042, or 281.2%, from a loss of $330,380 for the three months ended March 31, 2013 to a loss of $1,259,422 for the three months ended March 31, 2014.

Liquidity and Capital Resources

Cash Flows – Operating Activities

During three months ended March 31, 2014, cash flows used in operating activities were $430,373, consisting primarily of a net loss of $1,259,422, increases in accounts receivable of $194,810, prepaid expenses and deposits of $172,317, decrease in accounts payable and accrued expenses of $62,628 and offset by reduction in inventory of $200,298 and adjustment of sales allowances of $962,780.  During the three months ended March 31, 2013 cash flows provided by operating activities were $539,943, consisting of a net loss of $330,380.

Cash Flows – Investing Activities

During the three months ended March 31, 2014, cash flows used in investing activities were $154,748, consisting primarily of purchase of property and equipment of $36,484 and purchase of intangible assets related to domain name and patents of $103,264.  During the three months ended March 31, 2013, cash flows used in investing activities were $1,514,172, consisting primarily of $1,475,850 in advances for investments.

Cash Flows – Financing Activities

During three months ended March 31, 2014, cash flows provided by financing activities were $2,394,874, consisting primarily of $2,442,859 of proceeds from issuance of common stock, and $122,135 from short term loan, offset by payments on related party notes payable of $95,120 and payments on notes payable of $75,000.  During the three months ended March 31, 2013, cash flows provided by financing activities were $ 992,248 which consisted of $1,425,328 of proceeds from issuance of common stock less $433,080 in payments on notes payable.

Future Liquidity and Cash Flows

Management believes that the Company’s cash balances on hand, cash flows expected to be generated from operations and  proceeds from share capital issuances will be sufficient to fund the Company’s net cash requirements through March 2015.  However, in order to execute the Company’s long-term growth strategy, which may include selected acquisitions of businesses that may bolster the expansion of the Company’s management services business, the Company may need to raise additional funds through public or private equity offerings, debt financings, or other means.

In the first quarter of 2014 the Company sold exclusive rights to place the Medbox patented dispensing systems in Denver, Colorado for $500,000 to one of its clients who is also a shareholder, $50,000 were received in the first quarter and the balance of $450,000 is expected to be paid to the Company within 90 days. There were no machine shipments attached to the agreement and no future cash outflow will be necessary on this agreement.

In addition, as a result of the San Diego change in the legislation the “Provision for customer refunds” was created as of March 31, 2014, this is expected to result in the future cash outflows of $222,925 during the next six months.

Our primary sources of liquidity are cash flows from operations of the Company’s main subsidiary, Prescription Vending Machines, Inc. (DBA – MDS) and proceeds from stock sales. Our MDS portion of our overall business model related to our existing consulting business relies significantly on the know-how of our management team and its staff to be successful in acquiring licenses and business locations for our clients, in addition to constructing client locations and the sale of our Medbox machines. Since a majority of the revenue from this business is related to services we provide, the timing of receiving the cash as indicated in the individual contracts has a significant effect on our cash flows. In addition, our overall profitability is impacted by the number of consulting contracts we are able to secure as well as on the avoidance of significant legal and outside professional costs that can occur in the process of fulfilling our obligations under each consulting contract. In the case of our MDS consulting business we make milestone payments to our Medbox machine supplier based on where the machines are in their procuring process. This arrangement requires periodic cash outlays, but avoids large disbursements at any one time helping to smooth our cash outflows.

In addition, our VII subsidiary has cash demands for the completion of its portable vaporizer product and the follow-on production costs for the new product. These additional investments along with continued investment into the operating cost of the business will continue to be a net user of cash until the company’s cash requirements can be re-evaluated after the expected launch of the new portable vaporizer this year.

In addition to cash flows from operations, management intends to continue to raise additional capital through stock sales in order to provide additional working capital to expand the operations of our current businesses and to fund additional related business opportunities. If necessary, we may investigate raising additional capital through debt offerings, however there is no guarantee that such debt financing could be obtained at competitive rates and terms or be available to us when we would require it.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable for a smaller reporting company.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our management, with the participation of our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on their evaluation of our disclosure controls and procedures, our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were not effective as of March 31, 2014, to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure due to the need for more enhanced and formalized documentation regarding the financial statement closing and review process to ensure that the application of the Company’s accounting policies and the presentation of disclosures in the notes to the financial statements is adequate.

Management intends, by the end of 2014, to engage a consultant who will assist the Company in the identification of required key controls, the necessary steps required for procedures to ensure the appropriate communication and review of inputs necessary for the financial statement closing process, as well as for the appropriate presentation of disclosures within the financial statements.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

On May 22, 2013, Medbox initiated litigation in the Arizona District Federal Court against MedVend Holdings LLC (“Medvend”), and its majority shareholders for fraud related to a contemplated transaction during the quarter ended March 31, 2013. The litigation is pending and Medbox has sought cancellation of the agreement entered into for a 50% ownership stake in MedVend due to a fraudulent conveyance of the asset since the shareholders did not have the power to sell their ownership stake in MedVend. On November 19, 2013 this matter was transferred to Federal District court in the state of Michigan. To date, MedVend and its principals have yet to offer any explanation or affirmative defense in this action. The matter has been tied up in jurisdiction challenges since the date of filing. Medbox is awaiting an answer on this lawsuit now that jurisdiction has been confirmed by the court.

We entered into a Stock Purchase Agreement and Technology License Agreement with Bio-Tech Medical Software, Inc. (“Bio-Tech”) in February 2013. Subsequently, we were informed that an executive with Bio-Tech had disclosed confidential information and disparaged Medbox in contravention of a written agreement between the parties. As a result, on June 26, 2013, we notified Bio-Tech that we were canceling our agreements with them due to a breach in a provision contained therein, and subsequently entered into negotiations with Bio-Tech to attempt to separate from our proposed business partnerships amicably. On August 19, 2013, Bio-Tech initiated litigation against Medbox in the U.S. District Court of Southern Florida, alleging that Medbox had breached the agreements due to our refusal to complete the transaction as set forth in the agreements. We counter-sued on August 30, 2013. On February 27, 2014 the Company signed a settlement agreement, and in connection therewith, a second amended and restated technology license agreement with Bio-Tech. The second amended and restated technology license agreement provides that the Company receives full licensed right on biometric chain of custody and inventory management tracking in a cultivation setting for the term of five years in exchange for the $600,000 we already paid to Bio-Tech. All stock transfers between companies were canceled and rescinded.

Item 1A. Risk Factors.

Not required for a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

From January 1, 2014 to March 31, 2014, the Company sold 485,830 shares of common stock to accredited investors at a price of $5.00 per share. The Company relied on the exemption from registration provided by Section 4(a)(2) under the Securities Act of 1933, as amended, for transactions not involving a public offering.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document.**
101.SCH	XBRL Taxonomy Schema.**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.**
101.DEF	XBRL Taxonomy Extension Definition Linkbase.**
101.LAB	XBRL Taxonomy Extension Label Linkbase.**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.**

* Filed herewith.

** To be filed by amendment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Medbox, Inc.

Date: May 15, 2014	By:	/s/ Dr. Bruce Bedrick
Dr. Bruce Bedrick
Chief Executive Officer (principal executive officer)

Date: May 15, 2014	By:	/s/ Thomas Iwanski
Thomas Iwanski
Chief Financial Officer (principal financial and accounting officer)