Form 10-Q/A
period 2014-03-31
Medbox, Inc.
filed 2014-06-12
CIK 1547996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
(Amendment No. 1)

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014
or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________________

Commission file number: 000-54928
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
Yes ☑ No ☐

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

Explanatory Note

The purpose of this Amendment No. 1 (the “Amendment”) to Medbox, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014, filed with the Securities and Exchange Commission on May 15, 2014 (the “Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.

No other changes have been made to the Form 10-Q. This Amendment speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

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

* Previously filed.

** Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Medbox, Inc.

Date: June 12, 2014	By:	/s/ Dr. Bruce Bedrick
Dr. Bruce Bedrick
Chief Executive Officer (principal executive officer)

Date: June 12, 2014	By:	/s/ Thomas Iwanski
Thomas Iwanski
Chief Financial Officer (principal financial and accounting officer)