Form 10-Q/A
period 2014-03-31
Medbox, Inc.
filed 2014-06-27
CIK 1547996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q /A
(Amendment No. 2)

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

Explanatory Note

This Amendment No. 2 to Form 10-Q for the period ended March 31, 2014, amends our Quarterly Report on Form 10-Q for the period ended March 31, 2014, which was originally filed with the Securities and Exchange Commission on May 15, 2014. This amendment is being filed solely to (i) amend the disclosure under “General and Administrative” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and (ii) amend the disclosure under “Cash Flows—Operating Activities” under ““Management’s Discussion and Analysis of Financial Condition and Results of Operations”,

MEDBOX, INC.

PART I - FINANCIAL INFORMATION

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

Provisions for estimated returns and allowances, and other adjustments are provided in the same period the related sales are recorded. The Company will at times allow customers to get full refunds should regulatory events prevent the customer from being able to operate his contracted location. The provision for returns as well as an allowance for bad debts will be included in the Company’s balance sheet as determined by management . For the years ended December 31, 2013 management determined that no allowances were necessary as there were no known events to create a basis for such provision. During first quarter of 2014 due to changes in legislation in the San Diego market where the number of licenses were reduced from 130 to 32 the Company identified that it will not be able to perform all the contracts. As a result the “the Company recorded allowances and refunds of $962,780 See also Note 9.

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

Year Ending	Amount

2014	$147,398
2015	172,759
2016	172,759
2017	86,379
Total	$579,295

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

Due to the change in business and legal environment in the San Diego market, the total number of licenses offered by the City of San Diego area was reduced from 130 to 32 based upon the approved legislation in late March 2014. As the result of the change in legislation in San Diego, we may not be able to perform on our contractual obligations for the clients who opted for the San Diego market and whose contracts included refund provisions in the event the client does not receive a license. During the first quarter of 2014, we negotiated payments in the first quarter totaling $88,000 and reduced accounts receivable for $90,000 for certain clients in the San Diego market which reduced revenue through an increase in our provision for sales allowances of $178,000.  In addition we estimated the amount of future revenue reductions, aggregate refunds and accounts receivable write-off that would be expected to occur for other clients wanting to get licenses in the San Diego market. As a direct result of the reduction in available licenses and tighter zoning restrictions, the Company recorded an additional provision for sales allowances of $784,780 in the quarter related to the reversal of past revenue recognized on San Diego contracts. In addition, the Company recorded a provision  for doubtful accounts in the amount of $561,855 and a provision for customer refunds of $222,925 expected to be paid for those clients which we estimated will not be successful in obtaining a license. Provisions for sales allowances is disclosed as a separate line in the Consolidated Statements of Operations in order to increase understandability for users. There were no such events in 2013. During the first quarter of 2013 the Company recognized revenue for work performed on various contracts in the amount of $540,000 from the contracts with clients who applied for licenses for San Diego locations prior to the change in the legislation. The Company has applied for licenses in this market and currently believes it is in position to proceed with the steps necessary with the local government to procure up to eight licenses for clients paying a premium due to the limited number of licenses being issued.

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

Description of Change	March 31, 2014	March 31, 2013	$ Increase (Decrease)
VII sales and marketing expense	$42,048	$-	$42,048
Lead generation-Kind Clinics	-	113,613	(113,613)
Public relations firm expense	-	20,550	(20,550)
Added a sales manager	27,837	-	27,837
Reduction in sales consultants	43,022	81,919	(38,897)
Other	28,637	38,170	(9,533)
Total sales and marketing	$141,544	$254,252	$(112,708)

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

Description of Change	March 31, 2014	March 31, 2013	$ Increase (Decrease)
Initial reporting of VII expenses	$71,230	$-	$71,230
Legal costs	74,960	145,572	(70,612)
Professional accounting services	35,448	-	35,448
Fund raising consultants	23,105	80,000	(56,895)
Investor relations expenses	12,582	-	12,582
Rent expense	50,652	14,021	36,631
Lobbying costs	22,700	53,873	(31,173)
Management fee - Vincent Chase, Inc.	37,500	75,000	(37,500)
Management fee – Kind Clinics	-	61,019	(61,019)
Payroll and consulting	163,127	191,913	(28,786)
Insurance	25,400	-	25,400
Other	46,666	71,284	(24,618)
Total general and administrative	$563,370	$692,682	$(129,312)

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

The insurance expense increase of $25,400 was due to the introduction in 2014 of the directors and officers insurance.

Payroll and consultants expense for the three months ended March 31, 2014, was $163,127, a net decrease of $28,786 from the comparable three months of 2013 as the Company reduced billing rates and use of some consultants.

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

Liquidity and Capital Resources

Cash Flows – Operating Activities

During three months ended March 31, 2014, cash flows used in operating activities were $440,373, consisting primarily of the quarter’s net loss of $1,259,422 reduced for non-cash adjustments of depreciation and amortization of $18,705 and the establishment of a non-cash provision for sales allowances and associated impacts to the valuation allowance for accounts receivables and provision for customer refunds related to the expected impact associated with the change in legislation impacting our San Diego service area clients of $962,780. Additional components of cash used in operating activities were an increase in prepaid expenses and other assets of $172,317 related primarily to the advance funding of $127,000 for the Company’s annual Director and Officers insurance policy, retainer payments of approximately $20,000 to two law firms and a rent deposit of approximately $18,000 related to a potential client retail location, a net increase of accounts receivable of $194,810 consisting of net billings of $1,294,500 offset by net collections and deposit adjustments  of $1,099,690 and a reduction in accounts payable and accrued expenses of $62,628 due to the timing of the payment of trade payables and the overall reduction in operating costs. These operating uses of cash were offset by decreases in inventory of $200,298 which consisted primarily of reductions due to sales of a retail location of $221,374, the write off of inventoried costs associated with Massachusetts of $259,782 offset by increase in inventory costs for new markets of $65,174, a net increase in vaporizer inventory of $13,759 and additional inventory advances paid to our Medbox machine supplier during the quarter of $201,925.  In addition, customer deposits provided net cash during the quarter of $77,021 primarily due to the increase in customer deposits collected on contracts prior to work being completed and revenue recognized.

During the three months ended March 31, 2013 cash flows provided by operating activities were $539,943, consisting primarily of the net decrease in accounts receivable of $1,316,075 resulting from net billings of $1,065,425 offset by net collections of $2,381,500 and an increase in accounts payables and accrued expenses of $260,855 consisting mostly of an accrual for possible future shipments of machines related to one of the consulting agreements in the amount of $300,000 offset by the net reduction of trade payables to vendors  of $39,000. The increase in the cash flows from operating activities was offset by the net loss of $330,380, reduced for the non-cash adjustment of depreciation and amortization of $5,701, the net increase of inventory levels of $172,388 due to retail dispensary construction projects in progress in the state of Arizona, the net decrease of $360,000 in deferred revenue, which is due primarily to a $500,000 reduction in deferred revenue related to the completion of a client contract, offset by additional deposit billings to clients of $120,000 and the increase in prepaid expenses and other assets of $109,920 related primarily to increase in office rent deposit of approximately $38,000 due to additional space leased and additional deposits in the amount of $56,000 for securing locations for future applications in the city of San Diego. In addition during the three months of the first quarter of 2013 loan receivables increased by $70,000.

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

**   Previously filed .

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Medbox, Inc.

Date: June 27 , 2014	By:	/s/ Dr. Bruce Bedrick
Dr. Bruce Bedrick
Chief Executive Officer (principal executive officer)

Date: June 27 , 2014	By:	/s/ Thomas Iwanski
Thomas Iwanski
Chief Financial Officer (principal financial and accounting officer)