Form 10-Q
period 2014-06-30
Medbox, Inc.
filed 2014-08-14
CIK 1547996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014
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
Yes ☑ No ☐

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
Yes ☐ No ☑

As of August 12, 2014, the registrant had 30,011,580 shares of common stock, par value $0.001 per share, outstanding.

MEDBOX, INC.
FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

MEDBOX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2014	December 31, 2013
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$975,027	$168,003
Marketable securities	321,043	184,800
Accounts receivable, net of allowance for doubtful accounts of $120,000 and $0, respectively	1,113,944	1,864,506
Notes receivable	-	115,000
Inventory	1,545,311	1,269,454
Prepaid expenses and other current assets	357,566	89,241
Total current assets	4,312,891	3,691,004

Property and equipment, net of accumulated depreciation of $35,409 and $21,123, respectively	155,190	140,658

Investments, at cost	-	1,200,000
Intangible assets, net of accumulated amortization of $57,417 and $32,750 respectively	813,946	682,429
Note receivable	155,000	-
Goodwill	1,100,037	1,090,037
Deposits and other assets	43,662	98,726
Total assets	$6,580,726	$6,902,854

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued expenses	$791,698	$598,314
Notes payable	-	75,000
Related party notes payable	516,674	111,794
Customer deposits	472,538	203,186
Provision for customers refunds	314,940	-
Short term loan payable	76,738	-
Total current liabilities	2,172,588	988,294

Stockholders' Equity
Preferred stock, $0.001 par value: 10,000,000 authorized; 3,000,000 and 3,000,000 issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	3,000	3,000
Common stock, $0.001 par value: 100,000,000 authorized, 30,011,580 and 29,525,750 issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	30,012	29,526
Additional paid-in capital	9,212,731	6,785,358
Common stock subscribed	-	(15,000)
Treasury stock	(1,209,600)	-
Accumulated deficit	(3,628,005)	(888,324)
Total stockholders' equity	4,408,138	5,914,560
Total liabilities and stockholders' equity	$6,580,726	$6,902,854

See notes to condensed consolidated financial statements.

MEDBOX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For Three Months Ended		For Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Revenue	$434,448	$1,574,820	$728,998	$2,820,342
Revenue from related party	-	-	1,000,000	-
Less: allowances and refunds	(266,930)	-	(1,229,710)	-
Net revenue	167,518	1,574,820	499,288	2,820,342
Cost of revenue	548,557	181,037	1,440,477	801,097

Gross profit	(381,039)	1,393,783	(941,189)	2,019,245

Selling, general and administrative expenses
Selling and marketing	286,784	161,005	430,008	415,257
Research and development	67,033	10,000	75,033	18,500
General and administrative	783,415	661,451	1,345,115	1,354,133
Total selling, general and administrative expenses	1,137,232	832,456	1,850,156	1,787,890

Income (loss) from operations	(1,518,271)	561,327	(2,791,345)	231,355

Other income (expense), net	11,501	(5,787)	25,153	(6,195)
Unrealized gain/loss from marketable securities	26,511	-	26,511	-

Income (loss) before provision for income taxes	(1,480,259)	555,540	(2,739,681)	225,160

Provision for income taxes	-	90,060	-	90,060

Net income (loss)	$(1,480,259)	$465,480	$(2,739,681)	$135,100

Earnings per share attributable to common stockholders
Basic	$(0.05)	$0.03	$(0.09)	$0.01
Diluted	$(0.03)	$0.02	$(0.06)	$-
Weighted average shares outstanding
Basic	30,531,365	28,705,243	30,523,860	28,333,390
Diluted	45,531,365	43,540,408	45,523,860	44,410,738

See notes to condensed consolidated financial statements.

MEDBOX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the period ended June 30, 2014 (unaudited) and December 31, 2013

							Additional	Common	Retained Earnings	Total
	Preferred Stock		Common Stock		Treasury Stock		Paid-In	Stock	(Accumulated)	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Subscribed	(Deficit)	Equity
Balances at January 1, 2013	6,000,000	$6,000	27,367,144	$27,367	-	$-	$1,150,673	$(153,250)	$(331,669)	$699,121
Issuance of common stock, net of issuance costs	-	-	2,115,100	2,115	-	-	4,484,426	-	-	4,486,541
Cancellation of preferred stock	(3,000,000)	(3,000)	-	-	-	-	3,000	-	-	-
Proceeds of common stock subscribed	-	-	-	-	-	-	(138,250)	138,250	-	-
Issuance of warrants for acquisition of Vaporfection	-	-	-	-	-	-	1,166,000	-	-	1,166,000
Issuance of common stock for accounts payable	-	-	43,506	44	-	-	119,509	-	-	119,553
Net loss	-	-	-	-	-	-	-	-	(556,655)	(556,655)
Balances at December 31, 2013	3,000,000	$3,000	29,525,750	$29,526	-	$-	$6,785,358	$(15,000)	$(888,324)	$5,914,560
Issuance of common stock, net of issuance costs	-	-	485,830	486	-	-	2,427,373	-	-	2,427,859
Proceeds from common stock subscribed	-	-	-	-	-	-	-	15,000	-	15,000
Net loss	-	-	-	-	-	-	-	-	(2,739,681)	(2,739,681)
Treasury stock					(60,000)	(1,209,600)				(1,209,600)
Balances at June 30, 2014 (Unaudited)	3,000,000	$3,000	30,011,580	$30,012	(60,000)	$(1,209,600)	$9,212,731	$-	$(3,628,005)	$4,408,138

See notes to condensed consolidated financial statements.

MEDBOX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2014	2013
Cash flows from operating activities
Net income (loss)	$(2,739,681)	$135,100
Adjustments to reconcile net income (loss) to net cash:
Depreciation and amortization	38,953	26,139
Allowances and refunds	1,325,265	-
Profit on sale of the investments	(9,600)	-
Value of securities received for services	(98,532)	-
Unrealized gain on marketable securities held for resale	(26,511)	-
Changes in operating assets and liabilities
Accounts receivable	(270,963)	353,306
Loan receivable	-	(55,000)
Inventories	(275,857)	(909,619)
Prepaid expenses and other assets	(213,261)	(149,584)
Accounts payable and accrued expenses	193,384	186,494
Taxes payable	-	90,060
Customer deposits	269,352	-
Deferred revenue	-	(537,479)
Net cash used in operating activities	(1,807,451)	(860,583)

Cash flows from investing activities
Issuance of note receivable	(40,000)	-
Purchase of property and equipment, net	(28,818)	(193,593)
Purchase of intangible assets	(166,184)	-
Advances for investments	-	(1,200,000)
Net cash used in investing activities	(235,002)	(1,393,593)

Cash flows from financing activities
Related party notes payable, net	404,880	(869,038)
Payments on long term loan	-	(58,137)
Short term loan, net	76,738	-
Payments on notes payable	(75,000)	-
Proceeds from issuance of common stock, net	2,442,859	2,537,015
Net cash provided by financing activities	2,849,477	1,609,840

Net increase in cash	807,024	(644,336)
Cash, beginning of period	168,003	1,026,902
Cash, end of period	975,027	382,566

Supplemental disclosures of cash flow information:
Cash paid for interest	$2,872	$6,731
Cash paid for income taxes	-	$9,068

Non- cash transactions:
Liabilities assumed for Vaporfection International, Inc.	$-	$469,000
Common stock warrants issued for Vaporfection International, Inc.	$-	$1,166,000

See notes to condensed consolidated financial statements.

MEDBOX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BUSINESS ORGANIZATION, NATURE OF OPERATIONS

Medbox, Inc. (the “Company”) was incorporated in the state of Nevada on June 16, 1977, originally as Rabatco, Inc., subsequently changing its name on May 12, 2000 to MindfulEye, Inc., and again on August 30, 2011 to Medbox, Inc. The Company, through its subsidiaries Prescription Vending Machines, Inc. (“PVM”), Medicine Dispensing Systems, Inc. (“MDS”), Medbox Rx, Inc. and Medbox Technologies, Ltd. (“MT”), is a leader in providing consulting services and patented biometrically controlled medicine storage and dispensing systems to the medical and retail industries. The Company, through its wholly owned subsidiary, Vaporfection International, Inc. (“VII”), sells a line of vaporizer and accessory products online and through distribution partners. The Company provides management oversight and compliance services for retail dispensaries and cultivation facilities through its Medbox Management Services, Inc. subsidiary. In addition, the Company procures real estate and enters into leases for retail dispensaries and cultivation centers through its real estate subsidiaries of Medbox Property Investments, Inc. and its wholly owned subsidiary, MJ Property Investments, Inc. The Company is headquartered in West Hollywood, California with offices in Arizona and Florida.

On December 31, 2011, Medbox, Inc. entered into a Stock Purchase Agreement with PVM International, Inc. (“PVMI”).  Pursuant to two separate closings held on January 1, 2012 and December 31, 2012, the Company acquired from PVMI all of the outstanding shares of common stock of (i) Prescription Vending Machines, Inc., (ii) Medicine Dispensing Systems, Inc. (our Arizona subsidiary), and (iii) Medbox, Inc. (our California subsidiary that is currently inactive) (these three listed subsidiaries are hereafter referred to as the “PVMI Named Subsidiaries”), in exchange for two million shares of the Company’s common stock and a $1 million promissory note.

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

On March 22, 2013, the Company entered into a Securities Purchase Agreement with Vapor Systems International, LLC to acquire 100% of the outstanding common stock of VII in exchange for warrants to purchase 260,854 shares (before stock dividend) of the Company’s common stock. In addition, the Company agreed to provide up to $1,600,000 in working capital to VII at the Company’s sole discretion which included $175,000 paid to the inventor of certain patents including a warrant to purchase 5,000 shares (before stock dividend) of the Company’s common stock. This transaction was closed in April 2013.

On December 9, 2013 Medbox formed Medbox Technologies Ltd (MT), a Canadian corporation to operate as a consulting sales and marketing operation in Canada. As of June 30, 2014 there was no activity for this company.

On April 9, 2014, the Company formed six new subsidiaries, as follows:

·
Medbox CBD, Inc., specializing in hemp-oil concentrates and development of pharmaceutical products derived from cannabis to produce and distribute products based upon lifting of federal prohibitions of such activities.

·	Medbox Property Investments, Inc., specializing in real property acquisitions and leases to dispensaries and cultivation centers.

MJ Property Investments, Inc. specializing in real property acquisitions and leases to retail stores and cultivation centers in the state of Washington. (This is a wholly owned subsidiary of Medbox Property Investments, Inc.)

·	Medbox Management Services, Inc., specializing in dispensary management services to State licensed dispensaries for cultivation, dispensing, and marijuana infused products (MIPS).
·	Medbox Merchant Service, Inc., specializing in banking transactions with prepaid debit cards, convenience checks, and cash depository needs for operators.
·	Medbox Armored Transport, Inc., specializing in armored car transport of cash from dispensaries to participating banks.
·
Medbox Investments, Inc., specializing in investments and strategic partnerships in other public companies in the marijuana ancillary service sector that Medbox believes are viable and have growth potential.

In order to obtain the license for one of the Company’s clients the Company registered a nonprofit corporation Allied Patient Care, Inc. in the state of Oregon.

MEDBOX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Medbox, Inc. and its wholly owned subsidiaries, PVM, MDS, VII, MT, Medbox Rx, Inc. (Rx), Medbox CBD, Inc., Medbox Property Investments, Inc., MJ Property Investments, Inc., Medbox Management Services, Inc., Medbox Merchant Service, Inc., Medbox Armored Transport, Inc., and Medbox Investments, Inc. All intercompany transactions have been eliminated.

Medbox CBD, Inc., Medbox Property Investments, Inc., MJ Property Investments, Inc., Medbox Management Services, Inc., Medbox Merchant Service, Inc., Medbox Armored Transport, Inc. and Medbox Investments, Inc., represents additional subsidiaries included in the consolidated financial statements for the year 2014.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the condensed consolidated financial statements as well as the reported expenses during the reporting periods. The Company’s significant estimates and assumptions include the valuation of the Company’s common stock used in the valuation of goodwill, accounts receivable and note receivable collectability, inventory, advances on investments, the valuation of restricted stock and warrants received from customers, the amortization and recoverability of capitalized patent costs and useful lives of long-lived assets, and income tax expense. Some of these judgments can be subjective and complex, and, consequently, actual results may differ from these estimates. Although the Company believes that its estimates and assumptions are reasonable, they are based upon information available at the time the estimates and assumptions were made. Actual results could differ from these estimates.

Concentrations of Credit Risk

The Company maintains cash balances at several financial institutions in the Los Angeles, California area and Florida.  Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $250,000.  At June 30, 2014 and December 31, 2013, the Company’s uninsured balances totaled $432,261 and $0, respectively. The Company has not experienced any losses in such accounts and periodically evaluates the credit worthiness of the financial institutions and has determined the credit exposure to be negligible.

At June 30, 2014 and December 31, 2013, three (3) customers, one of which is a related party through the entity’s stock ownership in the Company (customer B) represented 78.0% and 37.5% of outstanding receivables, respectively.

	June 30, 2014		January - June, 2014		December 31, 2013
Customer	Accounts Receivable		Gross Revenue		Accounts Receivable
	Amount, $	%	Amount, $	%	Amount, $	%
A	586,824	47.6	-	-	700,000	37.5
B	200,000	16.2	1,000,000	57.8	-	0.0
C	175,000	14.2	175,000	10.1	-	-
Subtotal	961,824	78.0%	1,175,000	67.9	700,000	37.5%
Total, gross	1,233,944	100%	1,728,998	100.0	1,864,506	100%

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred. The Company incurred advertising and marketing costs of $286,784 and $161,005 for the three months ended June 30, 2014 and 2013, and $430,008 and $415,257 for the six months ended June 30, 2014 and 2013, respectively.

Research and Development

Research and development expenses are charged to operations as incurred. The Company incurred research and development costs of $67,033 and $10,000 for the three months ended June 30, 2014 and 2013, and $75,033 and $18,500 for the six months ended June 30, 2014 and 2013, respectively.

MEDBOX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Fair Value of Financial Instruments

Pursuant to ASC No. 825, Financial Instruments, the Company is required to estimate the fair value of all financial instruments included on its balance sheets. The carrying value of cash, accounts receivable, other receivables, inventory, accounts payable and accrued expenses and notes payable approximate their fair value due to the short period to maturity of these instruments. The Company’s marketable securities and related customer deposits require fair value measurement on a recurring basis as the Company has received advance payment of restricted stock in a publicly traded company for contracted services and received warrants for service provided to unrelated third party. The Company has no exposure to gain or loss on the increase or decrease in the value of the marketable securities received as a payment from customer as any shortfall in the ultimate liquidated value of the securities will be supplemented by additional restricted stock from the customer and any liquidation in excess above the Company’s billings will be returned to the customer. The securities received as a payment for services provided will be exposed to gains or losses following their initial evaluation as of the date the revenue was earned.

Warrants and other financial assets received as a payment for the services provided are recorded as “Marketable securities” under the current assets if they are expected to be realized within 12 months. The Company uses the Black-Scholes model to measure the value of the warrants. At each reporting date the Company will reevaluate the value of marketable securities and record any changes in value to other income (expense) under “Unrealized gain or losses from marketable securities”.

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

The Company recognizes revenue related to consulting fees based upon the terms of the contract. In general, the Company recognizes revenue when a milestone is reached in the contract such as submittal of the license application, awarding of a license or securing the location. In addition, if the contract includes the build out of the client location and the installation of Medbox dispensing machines then the remainder of the revenue is recognized when the facility is completed and available for move-in by the client. The contract terms are broken down in specific milestones with specific attributable revenue to be earned upon successful completion of the milestone terms (i.e. if a milestone is obtaining the license, the condition for the revenue to be recorded is after obtaining the license for the client and the Company will record a specified amount of revenue attributable to this milestone based on the contract). All milestones from the consulting agreements are considered to be substantive for revenue recognition and the revenue is recorded when the work/condition described is performed/achieved. Advance payments from clients in advance of work performed are recorded as customer deposits on the balance sheet.

An allowance for bad debts is established for any customer who is deemed as possibly uncollectible.  Equipment sales not associated with a consulting contract are recognized as the product is shipped and title passes.

Provisions for estimated returns and allowances, and other adjustments are provided in the same period the related sales are recorded. The Company will at times allow customers to receive full refunds should regulatory events prevent the customer from being able to operate his contracted location. The provision for returns as well as an allowance for doubtful accounts will be included in the Company’s balance sheet as determined by management. For the year ended December 31, 2013 management determined that no allowances were necessary as there were no known events to create a basis for such provision. During the first quarter of 2014, due to changes in legislation in the San Diego market where the number of licenses were reduced from 130 to 32, the Company determined that it will not be able to perform all the contracts. As a result, the Company reduced revenue through a recording of a provision for sales allowances and refunds for the six months ended June 30, 2014 of $1,229,710. In addition, see Note 9.

Revenue for services with a payment in form of warrants or other financial assets are recognized when the services are performed. The value of revenue is measured using the Black-Scholes model for warrants.

Unrealized gain or loss from marketable securities occurs in the process of the reevaluation of the warrants or other financial assets after their initial recognition valuation. At each reporting date the Company reevaluates the value of marketable securities and reflects the change in the statement of operations under the caption “Unrealized gain or losses from marketable securities”.

MEDBOX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Cost of Revenue

Cost of revenue consists primarily of expenses associated with the delivery and distribution of our products and services. These include expenses related to the manufacture of our dispensary units, construction expense related to the customer dispensary, site selection and establishment of licensing requirements, and consulting expense for the continued management of the dispensary unit build out, server and security equipment, rent expense, energy and bandwidth costs, and support and maintenance costs prior to when the client moves in. Cost of revenues also includes costs attributed to previously capitalized costs associated with the process of license procurement in targeted markets that are initially inventoried and then allocated among the licenses which the Company helps procure and charged to cost of revenue in the same period that the associated revenue is earned.   In the case where it is determined that no licenses will be awarded to the Company or if the previously inventoried costs are in excess of the projected net realizable value of the sale of the licenses then the excess cost above net realizable value is written off to cost of revenues.  In addition, cost of revenue related to our vaporizer line of products consists of direct procurement cost of the products along with costs associated with order fulfilment, shipping, inventory storage and inventory management costs.

Basic and Fully Diluted Net Loss Per Share

Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed using the weighted average number of shares of common stock and, if dilutive, potential shares of common stock outstanding during the period from the potential 5 for 1 conversion feature of the Company’s Series A preferred stock outstanding. Potential shares of common stock consist of the incremental shares of common stock issuable upon the exercise of the Company’s 529,016 warrants (presented post stock dividend) to the sellers of VII as the likelihood of exercise is probable do to the low exercise price per share of $0.001 (using the if-exercised method). The computation of basic loss per share for the three month and six months ended June 30, 2014 and 2013 excludes potentially dilutive securities of 30,000 and 15,000 shares, respectively, because their inclusion would be antidilutive.

As of June 30, 2014 and December 31, 2013, the Company had 3,000,000 shares of Series A preferred stock outstanding with par value of $0.001 that could be converted into 15,000,000 shares of the Company’s common stock.

Potentially dilutive securities outlined in the table below have been excluded from the computation of diluted net loss per share, because the effect of their inclusion would have been anti-dilutive.

	For the period ended June 30, 2014	For the period ended June 30, 2013
Financing Warrants to purchase common stock	30,000	15,000
Total potentially dilutive securities	30,000	15,000

Accounts Receivable and Allowance for Bad Debts

The Company is subject to credit risk as it extends credit to our customers for work performed as specified in individual contracts. The Company extends credit to its customers, mostly on an unsecured basis after performing certain credit analysis.  Our typical terms require the customer to pay a portion of the contract price up front and the rest upon certain agreed milestones. The Company’s management periodically reviews the creditworthiness of its customers and provides for probable uncollectible amounts through a charge to operations and a credit to an allowance for doubtful accounts based on our assessment of the current status of individual accounts. Accounts still outstanding after the Company has used reasonable collection efforts are written off through a charge to the allowance for doubtful accounts. As of December 31, 2013, the Company’s management considered all accounts outstanding fully collectible. During first quarter of 2014, due to changes in legislation in the San Diego market where the number of licenses were reduced from 130 to 32, the Company determined that it will not be able to perform all the contracts. As a result, the Company recorded allowances and refunds of $1,229,710. See also Note 9. In addition, during the second quarter of 2014, after a collectability review of our existing receivables the Company recorded an allowance for doubtful accounts in the amount of $145,000 as a part of general and administrative expense.

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

Reclassifications

Certain amounts from the 2013 consolidated financial statements have been reclassified to conform to the 2014 presentation. During the second quarter of 2014 the Company reclassified some items of product development costs related to VII’s miVape in the amount of $28,470 from Property and Equipment -“Product development” into the Intangible assets-“IP/Technology/Patents”

MEDBOX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Recent Accounting Pronouncements

There were various accounting updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's consolidated financial position, consolidated results of operations or cash flows.

NOTE 3 – ACQUISITION

On March 22, 2013, the Company entered into a purchase agreement for 100% of the issued and outstanding common stock of Vaporfection International Inc. (“VII”) owned by Vapor Systems International LLC. The Company closed the transaction on April 1, 2014. The Company issued 260,854 warrants to shareholders of VII allowing them to purchase one (1) share of Medbox common stock at $.001 per share beginning April 1, 2014. These warrants were valued for the Company’s accounting purposes at $4.47 per share which represented the fair value of the Company’s common stock as determined by the Company’s independent appraiser. In addition, the Company assumed certain liabilities and a 10% convertible note of VII in the aggregate amount of approximately $470,000.  The total value of the acquisition was approximately $1,635,000 and has been allocated in accordance with ASC 805 as per the Company’s independent valuation as follows:

Machinery & Equipment	$70,000
IP and related technology	287,000
Amortizable intangible assets:
Customer contracts and related relationships	314,000
Trade name, trademark, and domain name	46,000
Non-compete covenants	23,000
Goodwill	895,000

Total assets acquired	1,635,000
Fair value of liabilities assumed	(469,000)
Net fair value	$1,166,000

The amortizable intangible assets have useful lives not exceeding ten years and a weighted average useful life of seven years. No amounts have been allocated to in-process research and development and $895,000 has been allocated to goodwill. In addition, from the date of acquisition through March 31, 2014 and December 31, 2013, the liabilities assumed have been increased by approximately $10,000 and $195,000 respectively as they have been accrued or settled.  No additional adjustments to Goodwill occurred in the three months ended June 30, 2014. Accordingly, $205,000 has also been allocated to goodwill. Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired and is not deductible for tax purposes.

In addition, to the above warrants the purchase agreement and associated consulting contract with the prior management company of the business unit calls for additional shares of common stock to be issued in the event that the performance of the business unit exceeds $11,818,140 of accumulated EBITBA profitability over the subsequent 4 year operating period. The performance payout is contingent upon future events and accordingly has the Company has treated the obtainment of that performance provision as being remote and consequently has not assigned any future value to the purchase price.

MEDBOX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 NOTE 4 – INVESTMENTS

On February 8, 2013, the Company entered into an agreement with Bio-Tech Medical Software, Inc. which would allow the Company to purchase 833,333 shares of common stock which would represent 25% of Bio-Tech’s issued and outstanding shares of common stock for $1,500,000.  The Company advanced $600,000 upon execution of this agreement for the right to purchase with the remaining balance of $900,000 due and payable in installments at various dates by August 25, 2013. On June 26, 2013, the Company notified Bio-Tech that it was canceling the agreements with them.

On February 27, 2014, the Company signed a settlement agreement, and in connection therewith, a second amended and restated technology license agreement with Bio-Tech. Pursuant to the second amended and restated technology license agreement, the Company received full licensed right to biometric inventory tracking technology for the term of five years with no additional monies due. All stock transfer between companies was canceled and rescinded.

On June 5, 2014 the Company entered into a sale agreement with an affiliate company owned by the co-founder of the Company for the sale of all Bio-Tech rights and claims and a contribution for legal costs of $4,800 in exchange for the return of 30,000 shares of the Company’s common stock with a fair value of $604,800. These shares are treated as treasury stock and are able to be reissued.

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

On June 5, 2014 the Company entered into a sale agreement with an affiliate company owned by the co-founder of the Company for the sale of all the MedVend rights and claims and a contribution for legal costs of $4,800 in exchange for 30,000 shares of the Company’s common stock with a fair value of $604,800. These shares are treated as treasury stock and are able to be reissued.

The shares of common stock received for the Bio-Tech and MedVend sales to the affiliate company are recorded as treasury stock at cost of $1,209,600.

NOTE 5 – INVENTORIES

Inventories are stated at the lower of cost or market value.  Cost is determined on a standard cost basis that approximates the first-in, first-out (FIFO) method.

The consolidated inventories at June 30, 2014 and December 31, 2013 consist of:

Inventories	June 30, 2014	December 31, 2013
Work in process and related capitalized costs	$656,942	$878,956
Deposits on dispensing machines	347,194	138,423
Vaporizers and accessories	456,675	193,575
Dispensing machines	84,500	58,500
Total inventory	$1,545,311	$1,269,454

MEDBOX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2014 and December 31, 2013 consists of:

Property and Equipment	June 30, 2014	December 31, 2013
Office equipment	$18,770	$17,192
Furniture and fixtures	74,404	73,567
Website development	46,922	46,922
Product tooling	50,503	24,100
	190,599	161,781
Less accumulated depreciation	(35,409)	(21,123)
Property and equipment, net	$155,190	$140,658

Product tooling costs are related to the tooling of a new product by VII. These tooling costs are accumulated and capitalized until the date of launching the new product which is expected to commence in the third quarter of 2014.

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

Intangible assets	June 30, 2014	December 31, 2013
Distributor relationship	$314,000	$314,000
IP/technology/patents	403,363	332,179
Domain names	131,000	46,000
Non-compete covenants	23,000	23,000
Subtotal	871,363	715,179
Less accumulated amortization	(57,417)	(32,750)
Intangible assets, net	$813,946	$682,429

The estimated useful lives for significant intangible assets are as follows:

Distributor Relationship	10 years
Domain Names	10 years
IP/Technology/Patents	10 years
Non-Compete covenants	3 years

The Company’s management does not believe any impairment of intangible assets has occurred as of June 30, 2014.

MEDBOX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 NOTE 8 – ACCOUNTS AND NOTES RECEIVABLE

Accounts receivables

As of June 30, 2014, accounts receivable, net of valuation adjustment related to the changes in San Diego legislation, totaling $1,113,944 represent receivables from clients of the Company’s subsidiary, PVM. The corresponding amount at December 31, 2013 was $1,864,506.

Periodically the Company assesses and reviews the receivables for collectability. As of December 31, 2013, the Company’s management considered all accounts outstanding fully collectible. As of June 30, 2014 due to changes in business environment and contractual covenants the Company established provisions for accounts receivables (valuation adjustment). During the second quarter of 2014, the Company determined that none of San Diego client’s receivables for the contracts signed prior to 2014 were collectable. In addition some Nevada clients could not perform under the contract and requested a settlement, one of the three had an outstanding receivable of $17,000. As the result the Company wrote off these receivables against the provision for sales returns and refunds in the total amount of $842,825 as of June 30, 2014. For further details see Note 9 –Allowances and refunds.

Notes Receivable

During December 2013, the Company entered into a multiple advance secured promissory note for $1,000,000 with a Canadian partner, all transactions with whom are considered to be on an arms-length basis. This note is due on December 10, 2018 and payable, together with interest at 5% per annum. As of June 30, 2014 and December 31, 2013 the outstanding balance of this note receivable was $155,000 and $115,000 respectively.

NOTE 9 – ALLOWANCES AND REFUNDS

Sales Allowances and refunds

Due to changes in legislation in the San Diego market where the number of licenses being granted were reduced from 130 to 32, the Company reassessed the chances of performing its contracts with clients who opted for the San Diego market. Based on the reassessment, the Company identified that it would not be able to perform all the contracts due to the significant reduction in the number of available licenses in late March 2014. Also, during the second quarter of 2014, some Nevada clients could not proceed with the contract and requested a settlement in the form of a partial reimbursement.

As a direct result of the aforementioned, the Company recorded a provision for sales returns and refunds in the amount of $842,825 and recorded a direct reduction in revenue of $22,500 from a contract cancellation both of which were treated as deductions from sales revenue. In addition some of the contracts carried a refund provision. The refunds were estimated by the Company in the amount of $386,885 and accordingly a provision was created reducing sales revenue in 2014.

All provisions for accounts receivables were applied toward the liquidation of the uncollectable receivables during the second quarter of 2014, in the amount of $842,825. Also during the first quarter of 2014 the Company negotiated payments totaling $88,000 and paid out $71,945 from the provisions for refunds during the second quarter of 2014. As of June 30, 2014, the outstanding balance of the provision for refunds was $314,940, this balance is expected to be reimbursed to clients during the third quarter of 2014.

Provisions for sales allowances is disclosed as a separate line in the Consolidated Statements of Operations.

Allowance for doubtful accounts

During the first six months of 2014, the Company identified $145,000 of accounts receivable where management determined that collection was not likely and although the Company will make continued efforts to collect the full value of the various accounts receivable, the Company charged to bad debt expense $145,000.  One account was written off in the second quarter of 2014 leaving a remaining balance of $120,000 as of June 30, 2014.

 MEDBOX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – MARKETABLE SECURITIES AND CUSTOMER DEPOSITS

Marketable securities

Marketable securities of the Company represent the shares received as a payment from clients for services provided. As of June 30, 2014 and December 31, 2013 the fair value of these marketable securities was $321,043 and $184,800, respectively.

As of June 30, 2014, the Company held as a deposit 7,000,000 restricted shares (issued on September 5, 2013) as payment for $300,000 in accounts receivable billed to a customer. The fair value of the shares as of June 30, 2014 and December 31, 2013 (with 12% discount because of restriction as of December 31, 2013) was $196,000 and $184,800. The value of these unliquidated shares is offset against the outstanding amounts owed to the Company up to $300,000 (the value of receivable of the client) until such time that the shares are liquidated and only at that time that the cash proceeds are used to pay off the receivable will any excess cash received be returned to the client in accordance with the contract.

On May 19, 2014 the Company entered into an agreement with MJ Holdings, Inc., a publicly traded company that provides real estate financing and related solutions to licensed marijuana operators. The Company will market MJ Holdings' real estate financial products and offerings to its consulting clients and will direct all incoming real estate related opportunities to MJ Holdings. Under the agreement, the Company will receive 50% of management fees and profits realized from the real estate opportunities it presents, in addition to warrants to purchase shares in MJ Holdings. The initial term of the agreement is six months, and will renew automatically for successive one month terms, unless one of the parties notifies the other in writing of its the intention to terminate the agreement. During the six month period MJ Holdings, Inc. will issue to the Company 33,333 warrants of common stock on each month’s anniversary of the contract. As of June 30, 2014 the Company received two warrants for the services provided under the agreement. The following table represents the initial recognition value and subsequent adjustment as of reporting date:

	Initial	Recognition	Fair Value		Fair Value as of
Warrants	Fair	Value	at Conversion	Gain or Loss	June, 30 2014
Warrant #1		$95,866	$(94,719)	$(1,147)	$-
Conversion of the Warrant #1 to 10,825 shares		-	94,719	(10,609)	84,110
Warrant #2	2,666		-	38,267	40,933
Total		$98,532	$-	$26,511	$125,043

At initial recognition the value of warrants is recorded as “Marketable securities” and revenue for services provided. Subsequent to initial recognition all valuation adjustments are reflected through other income (expense) as “Unrealized gain or losses from marketable securities”. In June 2014, warrant #1 was converted to 10,825 shares of MJ Holdings common stock through the cashless exercise option. The fair value of the shares as of June 30, 2014 was $84,110. The Company uses the published closing price of the stock to value the stock held by the Company.

The Company uses a Black-Scholes model to measure the value of the warrants. The following data were introduced in the model in order to assess the value of the warrants assuming that the Company expects to keep the warrants for six months:

Black-Scholes Calculator Data	Initial Valuation and Recognition		Fair Value as of June 30, 2014
Warrant	#1	#2	#2
Stock price, $	8.69	4.00	7.77
Exercise price, $	6.41503521	8.454933	8.454933
Time to maturity, Years	0.5	0.5	0.475
Annual risk-free rate, %	0.05	0.05	0.07
Annualized volatility, %	70.0	70.0	70.0
Black-Scholes Value per warrant, $	2.876	0.080	1.228
Number of warrants/shares	33,333	33,333	33,333
Total value of warrants/shares, $	95,866	2,666	40,933

MEDBOX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – MARKETABLE SECURITIES AND CUSTOMER DEPOSITS, CONTINUED

Customer deposits

Advance payments from customers are recorded as customer deposits on the balance sheet.

Customer deposits	June 30, 2014	December 31, 2013
Advance payments from customers	$397,500	$127,550
Prepaid sales of vaporizers	75,038	75,636
Total customer deposits	$472,538	$203,186

NOTE 11 – SHORT-TERM DEBT

Short-term debt as of June 30, 2014 and December 31, 2013 consisted of:

Short-term debt	June 30, 2014	December 31, 2013
Notes payable to unrelated third party	$-	$75,000
Notes payable to related party	516,674	111,794
Short term loan payable	76,738	-
Total short-term debt	$593,412	$186,794

Note payable to unrelated party was signed on March 22, 2013 and was due on April 22, 2014, bearing an interest rate of 10% per annum. The note was paid in full.

The notes payable to related parties bear no interest.

The short term loan represents the outstanding balance of the financing in the amount of $137,160 for the Directors’ & Officers’ liability insurance. The financing bears 4.25% interest and is payable in monthly payments of $15,511 for nine months with the first payment due on March 5, 2014 and the last payment due on November 5, 2014.

NOTE 12 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other currents assets as of June 30, 2014 and 2013 consisted of:

Prepaid expenses and other current assets	June 30, 2014	December 31, 2013
Prepaid expenses:
Rent	$21,951	$3,962
Directors & officers insurance	88,900
Audit	25,000	25,000
Financial consultants	12,083	20,833
Business report	30,000	-
Other vendors	39,632	39,446
Other current assets-
Earnest money deposits	140,000	-
Prepaid expenses and other current assets	$357,566	$89,241

Earnest money deposits consists of monies paid for opening escrow for the purchase of multiple properties to be used to develop retail dispensary or product cultivation facilities.

MEDBOX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – RELATED PARTY TRANSACTIONS

The Company utilizes Vincent Chase Inc., which is a related party and 100% owned by a co-founder of the Company for management advisory and consulting services.  During the six months ended June 30, 2014, the Company incurred $75,000 for these services at the rate of $12,500 per month. The rate was increased to $25,000 per month starting July 1, 2014.

During 2013, the Company issued two promissory notes payable to Vincent Chase Inc., on September 20, 2013 in the amount of $150,000 and on October 28, 2013 in the amount of $100,000. At December 31, 2013 the outstanding amount for the combined notes was $111,794. As of June 30, 2014 the aforementioned notes were repaid in full.

During the first six months of 2014, the Company issued three notes payable to PVM International Inc. (“PVMI”), a related party which is 100% owned by a co-founder of the Company in the amounts of $250,000, $100,000 and $500,000.  These notes were subsequently partially repaid leaving $516,674 outstanding as of June 30, 2014.

During the first three months of 2014, the Company had sales to a related party and shareholder in the amount of $1,000,000. In addition, the same related party paid the Company $150,000 during the first three months of 2014 owed to the Company by an unrelated third party.

On July 9, 2014 the Company repaid $500,000 of the related party notes payable to PVMI.

On July 21, 2014, the Company paid $75,000 to PVMI as a partial payment for advances made by PVMI for escrow deposits used to secure properties for possible license acquisition in the San Diego market area.

On August 13, 2014, the Company issued a note payable to PVMI for $350,000 in exchange for cash received.

NOTE 14 – STOCKHOLDER’S EQUITY

Preferred Stock

In November 2011, the Company issued 6,000,000 shares of $0.001 par value Series A convertible preferred stock to the founder and a shareholder of the Company. This preferred stock can be converted to common stock at a ratio of 1 (one) share of Series A Preferred Stock to 5 (five) shares of common stock.  In October 2012, 3,000,000 shares of Series A Preferred Stock were returned to the Company by the shareholder and reissued to the founder.  In January 2013, the founder returned to the Company the 3,000,000 shares of Series A Preferred Stock and they were immediately cancelled. As of June 30, 2014, there are 3,000,000 shares of Series A Preferred Stock outstanding.

Common Stock

On June 5, 2014 the Company entered into two separate sale agreements with an affiliate company owned by the co-founder of the Company. One was for the sale of all Bio-Tech rights and claims and a contribution for legal costs of $4,800 in exchange for 30,000 shares of Company common stock with a fair value of $604,800 and another for the sale of all the MedVend rights and claims and a contribution for legal costs of $4,800 in exchange for 30,000 shares of Company common stock with a fair value of $604,800. These 60,000 shares of common stock are treated as treasury stock and are able to be reissued.

During the first quarter of 2014, the Company issued 485,830 shares of common stock at the price $5.00 per share, resulting in net cash proceeds of $2,427,859.

On December 19, 2013 the Company declared a 1:1 common stock dividend on each share of outstanding common stock. This stock dividend aggregating 14,762,875 restricted common shares was issued on February 3, 2014. Accordingly, the Company’s 2013 condensed consolidated financial statements have been retroactively stated to reflect the common stock dividend.

MEDBOX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 – COMMITMENTS AND CONTINGENCIES

The Company leases property for its day to day operations and has recently begun leasing facilities for possible retail dispensary locations and cultivation locations as part of the process of applying for retail dispensary and cultivation licenses.

Office Leases

On August 1, 2011, the Company entered into a lease agreement for office space located in West Hollywood, California through June 30, 2017 at a monthly rate of $14,397. Starting July 1, 2014, the monthly rent increased by 3% to $14,828 per month.

In addition, the Company leases office facilities located at West Hills, California and Scottsdale, Arizona from unrelated third parties at a monthly rate of $1,300 and $1,420. The West Hills lease is on a month to month basis. The Arizona lease is a non-auto renewing lease with the most current agreement covering the period from May 1, 2014 to October 31, 2014.

At December 17, 2013 the Company’s subsidiary Vaporfection International Inc. entered into a 1 year non-cancelable office lease in Deerfield Beach, Florida. The lease started on January 1, 2014 at a monthly rate of $1,981. After December 31, 2014 the lease converts to a month to month basis.

The Company rents virtual offices/meeting spaces in Tokyo, New York, Toronto and Seattle on a month to month basis for an aggregate of approximately $390 per month. The payment is charged to rent expense as incurred.

Total rent expense under operating leases for the three months ended June 30, 2014 and 2013 was $52,129 and $29,893,  and for the six months ended June 30, 2014 and 2013  was $103,602 and $43,914, respectively.

Retail/Cultivation facility leases

The Company’s business model of acquiring retail dispensary and cultivation licenses has made it important to acquire real estate either through lease arrangements or through purchase agreements in order to secure a possible license. On May 8, 2014, the Company entered into a lease agreement for five years with a monthly payment of $7,400 in order to apply for a license and build-out of a location for a client.

The following table is a summary of our material contractual lease commitments as of June 30, 2014:

Year Ending	Office Rent	Retail/Cultivation Facility Lease
2014	$88,968	$44,400
2015	177,936	88,800
2016	177,936	88,800
2017	88,968	88,800
2018	-	88,800
2019	-	29,600
Total	$533,808	$429,200

Real Estate Commitments

As part of the changes in the Company’s business model, the Company entered in various real estate purchase agreements at various times in order to allow the filing of retail dispensary or cultivation facility licenses in certain states and localities. These purchase agreements generally provide for a period of due diligence and a termination clause in the event that the Company is unable to obtain a license for its client. The agreements generally also provide for some monthly payment from escrow in order to compensate the real estate owner for the passage of time until the sale transaction is complete. Most of these payment releases from escrow are nonrefundable but applicable towards the purchase price if the Company decides to proceed with the purchase. The Company intends to close on the real estate where purchase agreements have been signed, or to seek partners to replace the Company on each property purchased.

During the six months period ended June 30, 2014 the Company deposited $140,000 into six escrow accounts in order to secure the purchase of real estate to be used for future retail/cultivation facilities with an aggregate purchase price of $4,639,000. The real estate purchase agreements have closing dates varying between July 18, 2014 and January 30, 2015.  Two of the agreements were subsequently extended.

MEDBOX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 – COMMITMENTS AND CONTINGENCIES, CONTINUED

Other Commitments

The Company has an obligation to a prior manufacturer of VII products to purchase certain unused components after a certain period of time upon the completion of the purchase of the stock of VII. The amount the Company is now committed to purchase is approximately $56,000.

NOTE 16 – SUBSEQUENT EVENTS

On July 9, 2014, the Company repaid $500,000 of related party notes payable to PVM International, Inc.

On July 19, 2014, the Company received the third warrant for 33,333 shares of common stock as a payment for services provided to MJ Holdings. The warrant was initially valuated at $53,866 using the Black Scholes model.

On July 21, 2014, the Company paid $75,000 to PVM International, Inc. as a partial payment for advances made by PVMI for escrow deposits used to secure properties for possible license acquisition in the San Diego market area.

On July 21, 2014, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with accredited investors (the “Investors”) pursuant to which the Company agreed to sell, and the Investors agreed to purchase, convertible debentures (the “Debentures”) in the aggregate principal amount of $3,000,000, in three tranches, each in the amount of $1,000,000. The initial closing under the Purchase Agreement, for Debentures in the aggregate principal amount of $1,000,000, occurred on July 21, 2014. The Debentures bear interest at the rate of 10% per year (half of which is due at issuance) and are convertible into common stock at a conversion price of $11.75 per share (subject to adjustment in the event of stock splits, stock dividends, and similar transactions, and in the event of subsequent sales of common stock at a lower purchase price (subject to certain exceptions)). Repayment of principal on the debentures, together with accrued interest thereon, is due in seven monthly installments, commencing six months from issuance. The Company may make such payments in cash (in which event the Company will pay a 30% premium) or, subject to certain conditions, in shares of common stock valued at 70% of the lowest volume weighted average price of the common stock for the 20 prior trading days. In connection with the Purchase Agreement, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with the Investors, pursuant to which the Company agreed to file a registration statement for the shares of common stock issuable upon conversion of, or payable as interest on, the Debentures, within 45 days of the initial closing date under the Purchase Agreement, and to have such registration statement declared effective within 120 days of the initial closing date. Subsequent closings under the Purchase Agreement, each for Debentures in the aggregate principal amount of $1,000,000, will occur, subject to customary closing conditions, within two days of the Company’s filing of a registration statement with the Securities and Exchange Commission under the Registration Rights Agreement, and within 2 days of the effective date of such registration statement.

On July 23, 2014, Mr. Guy Marsala was appointed to fill a vacancy in the board of directors and then was elected Chairman of the Board of Directors of Medbox, Inc. (the “Company”). Immediately afterwards, Dr. Bruce Bedrick resigned as President and Chief Executive Officer of the Company and Mr. Marsala was then appointed President and Chief Executive Officer of the Company.

In connection with Mr. Marsala’s election as President, Chief Executive Officer and Chairman, on July 23, 2014, the Company entered into an employment agreement with Mr. Marsala (the “Employment Agreement”). Pursuant to the Employment Agreement, the Company agreed to engage Mr. Marsala, and Mr. Marsala agreed to serve as the Company’s President, Chief Executive Officer and Chairman, for a two-year term, which term will automatically be extended for successive additional one-year terms, unless either party provides written notice to the other 90 days prior to the expiration of the initial term or any successive term, that Mr. Marsala’s engagement will not be extended. The Company agreed to pay Mr. Marsala a salary of $330,000 per year and to pay Mr. Marsala $2,500 per month for living expenses in the West Hollywood, California area. Mr. Marsala will also be entitled to an annual bonus of up to $250,000, including up to $125,000 in cash and up to $125,000 in equity of the Company, subject to performance criteria and objectives to be established by mutual agreement of the Board of Directors and Mr. Marsala within 90 days of the effective date of the Employment Agreement, and thereafter from time to time by the Board of Directors in consultation with Mr. Marsala. Mr. Marsala will also be entitled to an award of restricted stock units, to be issued within 90 days of the effective date of the Employment Agreement, under an equity incentive plan to be adopted by the Company, in the amount of the greater (by value) of 50,000 shares of common stock or $500,000 of common stock based on the volume weighted average price for the 30 day period prior to the date of the grant. The Company also agreed to make an equal stock award to Mr. Marsala on each anniversary date of the Employment Agreement.

MEDBOX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 – SUBSEQUENT EVENTS, CONTINUED

The Company may terminate the Employment Agreement with or without Cause (as defined in the Employment Agreement) upon written notice to Mr. Marsala. In the event the Company terminates the Employment Agreement without Cause, Mr. Marsala terminates the Employment Agreement with Good Reason (as defined in the Employment Agreement), or the Employment Agreement is not renewed as a result of notice to Mr. Marsala provided 90 days prior to expiration of the initial or a renewal term, Mr. Marsala will be entitled to payment of 1.5 times his annual salary and payment of all remaining lease payments or lease breakage fees on living quarters in the West Hollywood area up to the sum of $2,500 per month, unless the Company takes over the lease, and provided that the Company’s Chief Financial Officer has had a reasonable opportunity to review and approve in writing any such lease or extension thereof or amendment or modification thereto in advance of Mr. Marsala binding himself thereto. Termination by the Company within 365 days of a Change of Control (as defined in the Employment Agreement) in the absence of Cause will conclusively be deemed a termination by the Company without Cause.

After June 30, 2014 the Company, through its operating subsidiaries, Medbox Property Investments, Inc. and MJ Property Investments, Inc. entered into seven additional real estate purchase agreements with an aggregated value of $13,565,000 and paid deposits of $378,000 into the escrow accounts. In addition to amounts already paid, the Company is expecting to pay an additional $82,000 into the escrow accounts for two of the aforementioned seven properties before August 31, 2014. The newly signed agreements have closing dates varying between December 11, 2014 and February 10, 2015.

In order to extend the closing date to October 18, 2014 on two of the real estate agreements previously signed during the second quarter of 2014, the Company paid an additional $35,000 on July 23, 2014, and will make three monthly rent payments not applicable towards purchase price in the amount of $3,200 per month starting July 18, 2014 for one of the agreements, and the Company paid an additional nonrefundable and not applicable toward purchase price fee of $15,000 for the second agreement.

On July 28, 2014, MJ Property Investments, Inc. entered into a promissory note secured by a deed of trust with a seller of a property anticipated to be used for development of a retail store in the state of Washington. The purchase price of the property was $399,000 of which $150,000 was paid on July 23, 2014, and the remaining promissory note of $249,000 bears interest of 12% and has six monthly interest-only payments of $2,490 due beginning August 1, 2014 and the principal fully due on January 30, 2015. In the event of a default, as defined, the interest rate increases to 18% and the note can be accelerated.

During July 2014 one of the real estate properties that MJ Property Investments, Inc. opened escrow on was foreclosed upon and the agreement was canceled and escrow money in the amount of $10,000 was reimbursed to the Company on July 28, 2014.

During July, MJ Property Investments, Inc. allowed the escrows to expire on two agreements with an aggregate purchase price of $2,500,000 and forfeited $100,000 in earnest money in order to negotiate more favorable terms for the purchases.

A summary of open real estate purchase transactions as of August 13, 2014 is represented in the table below:
Property	Purchase price	Initial closing date	Amount paid in escrow	Date escrow opened
1	$3,500,000	12/11/2014	$100,000	07/25/2014
2	3,650,000	01/05/2015	100,000	07/21/2014
3	2,450,000	12/01/2014	100,000	08/13/2014
4	790,000	01/01/2015	30,000	08/12/2014
5	480,000	01/31/2015	5,000	08/12/2014
6	2,100,000	02/10/2015	33,000	08/13/2014
7	595,000	01/31/2015	10,000	08/13/2014
8	695,000	10/18/2014	10,000	06/28/2014
9	820,000	10/18/2014	45,000	06/28/2014
Total	$15,080,000		$433,000

On July 22, 2014 Medbox Property Investments, Inc., entered into a new lease for a facility which will be used in the application process for both a dispensary and cultivation facility. The lease is payable monthly at a rate of $20,000 per month. The lease has a five year term, but is contingent upon license approval which allows for early termination of the lease after January 1, 2015 if the license is not granted.

On August 6, 2014, the board of directors approved the adoption of the 2014 Medbox, Inc. Equity Incentive Plan providing for the issuance of equity based instruments to employees, directors and consultants covering up to an initial total of 2,000,000 shares of common stock.

On August 13, 2014, the Company issued a note payable to PVMI for $350,000 in exchange for cash received.

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

We are a leading dispensary infrastructure and licensing specialist, patented technology provider, and partner to the cannabis industry. We offer our patented systems, software and consulting services to pharmacies, alternative medicine dispensaries and local governments in the U.S. and provide medicine-dispensing and compliance technology to clients who are involved in dispensing alternative medicine to end-users. Our systems provide control, accountability, and security. In addition, we provide business opportunities to interested entrepreneurs that want to get involved in the industry by allowing them to participate in the management functions of the dispensary, or being a member of the governing body of the dispensary’s corporate entity, or even own the real estate that houses the dispensary or cultivation facility. Since inception we have focused primarily on the medical marijuana marketplace. Our products and services are directed to help these facility operators gain greater control over these drugs while allowing dispensing in a more economical and controlled manner. In addition, in April of 2013, we purchased Vaporfection International, Inc. which has an award winning tabletop model vaporizer and is about to introduce a portable vaporizer.

We generate revenue from various sources including consulting services we provide to medical marijuana entrepreneurs, sale of our medicine dispensing technologies, the sale of licensing rights, the sale of management rights, the development and sale of geographic territories, referral fees and revenue sharing from real estate transactions with partners, revenue from providing monthly auditing and accountability support to dispensary operators  and the sale of vaporizers and certain limited accessories. The continued success of our primary business will depend on states continuing to legalize the use of marijuana for medical purposes and, equally important, having such states and the individual localities in such states, to the extent required by the applicable state legislation, adopt a corresponding process to both license alternative medicine clinics for dispensing the medical marijuana and licensing cultivation facilities required to grow the plant. The success of our business will require a continuation of the current federal policy of not enforcing the federal prohibition on the use of marijuana in states that have legalized it.

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

2.
Revenues on dispensary unit and vaporizer sales. Medbox machines retail for approximately $50,000 for each machine set (including the POS system). In addition, many consulting contracts bundle the sale of the dispensary units within the scope of deliverables to be provided that might also include location build out costs Gross margins on our tabletop vaporizer sales and accessories are expected to initially average out to a net loss position due to initial higher manufacturing costs prior to the cost reduction process that has been undertaken. Our introduction of our portable miVape product in late third quarter of 2014 is expected to provide a cost effective product with industry standard margins while providing significant value to the customer.

3.
Other revenue includes sales of territory rights, sales/leases of management rights of newly awarded dispensary licenses, and sales/leases of management rights of newly acquired dispensary licenses and physical locations. We enter in transactions with clients who are interested in operating existing dispensary locations, buying previously issued dispensary licenses, or are interested in developing certain territories with the assistance of Medbox.  Terms for each deal are varied and the sales arrangements typically include the delivery of our dispensing technology and dispensary location build-out.

4.
Revenue from referral fees and revenue sharing from real estate transactions with partners. The Company expects to generate revenue from matching its clients with a real estate financing partner to facilitate property purchases and subsequent leasebacks to our clients at a premium to market rates due to the sensitive use contemplated to be operated at the leased location. The Company currently has a real estate referral arrangement with MJ Holdings whereby MJ Holdings issues warrants to purchase shares of its common stock on a monthly basis to the Company during the term of the arrangement and the Company in turn refers industry specific real estate transactions to MJ Holdings in exchange for a 50/50 income sharing split.

5.
Revenue from the matching of joint venture participants with soon to be licensed dispensaries. The Company expects to generate revenue from clients that wish to participate in the industry and have traditional business background, experience, and strong ties to the state in question where the application is being made. Fees vary in each market area.

6.
Revenue from providing monthly auditing and accountability support to dispensary operators. The Company expects to generate revenue from providing monthly auditing and accountability support to dispensary operators through Medbox’s Advisory & Audit Oversight Committee (AAOC). Services entail bi-weekly onsite audits of client dispensaries to ensure regulatory compliance, transaction and taxation reporting transparency, and adherence to state licensing guidelines for licensing renewal purposes. Fees vary in each market area.

Comparison of the three months ended June 30, 2014 and 2013

Overview of Results

The Company reported a consolidated net loss of $1,480,259 for the three months ended June 30, 2014 and net income of $465,480 for the three months ended June 30, 2013.  The decrease in net income of $1,945,739 was primarily due to a few key factors related to the reduction in revenue and the increase in certain identified costs. Revenue was down for the current period as delays in adoption of final regulations in certain states and the ultimate timing of the application process in states with final regulations reduced and delayed the opportunity to apply for new licenses and consequently delayed the notice of the results of any license application made. In addition, revenue was further reduced by additional sales allowances and refunds recorded due to a legislative change in the San Diego market area which reduced the ability of certain clients to obtain licenses and triggered certain contract refunds. Operating costs increases relating to increases in bad debt provisions on certain accounts receivable, increases in research and development expenses that in comparable periods were often paid directly by an affiliate but now is being incurred directly by the Company and increases in sales and marketing expenses related to additional sales staffing, product promotion of vaporizers and lobbying cost increases to  better understand individual states’ regulations.

Revenue

Total revenue consisted of revenue from Medbox system sales, location build-outs fees, referral fees and revenue sharing from real estate transactions with partners, sale of the territory rights and consulting service fees, which are often bundled together in a single offering to clients and revenue from sales of vaporizers and accessories of the Company’s subsidiary Vaporfection International, Inc. (“VII”).

Revenue Description	For the three months ended June, 30 2014	For the three months ended June, 30 2013	Increase (Decrease)
Consulting agreements	$-	$1,555,268	$(1,555,268)
Sale of locations and management rights	220,000	-	220,000
VII-product sales	15,916	19,552	(3,636)
Sale of territories	100,000	-	100,000
Finder’s fee	98,532	-	98,532
Gross revenue	434,448	1,574,820	(1,140,372)
Allowances and refunds	(266,930)	-	(266,930)
Net revenue	$167,518	$1,574,820	$(1,407,302)

   Consulting Revenue

The revenue for the three months ending June 30, 2014 decreased $1,555,268 compared to three months ended June 30, 2013.  Revenue of $700,000 was recorded in the second quarter of 2013 from a single client for the sale of a new location in Arizona. The decrease in this type of revenue is mainly due to the fact that local government decisions on license applications has extended out past the end of the current quarter. In addition, due to delays in adopting final regulations in other states and the timing of application submittals for those states we are delayed in completing the application process and executing on our business model.

The Company’s client obtained a provisional license in the state of Oregon but because of delays with local permits for interior build-outs the Company was not able to finalize the delivery of the facility to the client during the second quarter of 2014. The work on the Oregon location and delivery of the location to the client is expected to be finalized in the third quarter of 2014.

The Company’s revenue model is significantly different in the second quarter of 2014 as compared to second quarter of 2013. This difference is mainly due to the fact that the Company is moving away from the business model of obtaining licenses for clients for a set upfront fee. The Company is in the process of modifying its consulting engagements by providing ongoing management and support services for clients so that the consulting contract would continue in perpetuity. The impact of this change is that we expect revenue to be based upon the passage of time and the ability of the individual locations to continue operations.

   Sale of locations and management rights

During the second quarter of 2014 the Company sold 50% of its management rights in one Arizona location for $175,000. Additionally, the Company recorded revenue of $45,000 from two clients for the opportunity to be on the Board of Directors of a management company.

   VII-Product sales

In the second quarter of 2014, the Company sold $15,916 of vaporizer products and accessories through our VII operating subsidiary. This is a reduction of $3,636 or 18.6% compared to $19,522 sold in three months ended June 30, 2013. We expect to be able to release our newest portable vaporizer product for general availability late in the third quarter of 2014.

   Sale of territories

During three months ended June 30, 2014 the Company sold for $100,000, exclusive rights to one of its clients to be the first to apply for the first five contracts that the Company is awarded in the state of Oregon using the Company’s services. There were no similar revenues in the comparable period of 2013.

   Finder fee

During the second quarter of 2014, the Company entered into an agreement with MJ Holdings, Inc., a publicly traded company that provides real estate financing and related solutions to licensed marijuana operators. Medbox agreed to market MJ Holdings' real estate financial products and offerings to its consulting clients and agreed to direct all incoming real estate related opportunities to MJ Holdings (for details see also note to financial statements, Note 10 – Marketable securities and customer deposits). Revenue recognized in three months ended June 30, 2014 from this agreement was $98,532. There were no similar revenues for the three months ended June 30, 2013.

   Allowances and refunds

Due to the change in business and legal environment in the San Diego market (for details see below “Comparison of the six months ended June 30, 2014 to 2013”, Revenue) the Company recorded an additional provision for sales allowances of $266,930 in the second quarter of 2014 related to the reversal of revenue recognized on San Diego contracts for contract work the Company had previously completed but for which either refunds to clients will be made or a reduction in a previous billing occurred due to change in the regulations.

Provisions for sales allowances is disclosed as a separate line in the Consolidated Statements of Operations. There were no such events in 2013. During the three months ended June 30, 2013, the Company recognized revenue for work performed on various contracts in the amount of $718,000 from the contracts with clients who applied for licenses for San Diego locations prior to the change in the legislation.

Cost of revenue

Our cost of revenue includes systems costs for our systems sales and construction, build-out, licenses or rights repurchased from former clients and resold to new clients, and permits for our consulting activities and costs associated with our Vaporfection International, Inc. subsidiary which included the product cost of vaporizers and accessories, the fulfilment activities associated with sales orders and the Company’s purchasing department.

During the three months ended June 30, 2014, the costs of revenue increased by $367,520 or 203.0% to $548,557 compared to $181,037 for the three months ended June 30, 2013. This was mainly due to the increase in the charge to operations of inventory costs and additional expenses related to the changes in San Diego legislation, which were partially offset by the reduction in construction and build outs costs.

Cost of inventory

The increase is mainly due to the charge to operations of inventory cost of $325,000 which represents the cost for the 50% of Company’s management rights in one of the Arizona locations sold for $175,000 during the second quarter.

 Constructions and build-outs

The costs for construction and build-outs decreased by $123,064 during three months ended June 30, 2014 compared to the same period of 2013. This was due to delays in adopting final regulations in states in which the Company intends to submit license applications and the timing of application submittal deadlines for other states thereby delaying the need to construct facilities.

  Other costs of revenue

During the second quarter of 2014, the Company expensed $60,000 that were incurred for the development of two locations and $56,000 of deposits previously paid for securing certain locations in San Diego, which became obsolete after the introduction of changes in the legislation as previously described.

   VII-Product cost

For the three months ended June 30, 2014, the cost of goods sold of VII was $47,870 compared to $47,626 for the three months ended June 30, 2013. Cost of goods sold include costs associated with shipping and storing the product along with personnel assigned the function to manage the inventory.

Operating Expenses

Operating expenses consist of all other costs incurred during the period other than cost of revenue. The Company incurred $1,137,232 in operating expenses for three months ended June 30, 2014 compared to $832,456 for the three months ended June 30, 2013. The increase of $304,776 or 36.6% was primarily due to the increase in selling and marketing expenses of $125,779, increases in research and development expenses of $57,033 and increases in general and administrative expense of $121,964.

   Sales and Marketing expenses

Sales and marketing expenses include public relations and promotion, lobbying, purchased advertising, travel and entertainment and outside services for sales and marketing consultants and sales lead generation.  The Company incurred $286,784 and $161,005 in sales and marketing expenses for the three months ended June 30, 2014 and 2013, respectively. The expense increased by $125,779 or 78.1% in the second quarter of 2014 compared to the second quarter of 2013. Sales and marketing expenses for three months ending June 30, 2014 and 2013 represents 66.0% and 10.2% respectively, of gross revenues, before the provision for sales allowances and refunds. The expenses incurred during the three month periods ended June 30, 2014 and 2013 are summarized and described below.

Expense Description	For the three months ended June, 30 2014	For the three months ended June, 30 2013	Increase (Decrease)
VII sales and marketing expense	$61,337	$35,605	$25,732
Lobbying	92,785	-	92,785
Public relationship expense	9,625	27,416	(17,791)
Employee costs	38,937	-	38,937
Independent contractors costs	26,763	40,895	(14,132)
Meetings, conferences and trade shows	35,865	2,862	33,003
Purchased advertising	9,815	29,188	(19,373)
Other (sum of smaller accounts)	11,657	25,039	(13,382)
Total sales and marketing	$286,784	$161,005	$125,779

During three months ended June 30, 2014 and 2013, the Company incurred $61,337 and $35,605 in marketing and sales expenses related to VII activity. The increase is related to the fact that the Company is preparing to launch a new vaporizer product during the third quarter of 2014.

The Company incurred lobbying expenses in the second quarter of 2014 in the amount $92,785 in order to promote the Company in states/markets of interest and to better understand the regulations being developed in those state or local governments. To maximize efficiency, the Company is utilizing services of lobbying experts from the specific states/market of interest. In addition, this strategy led to a decrease of $17,791 in public relations expenses to $9,625 for the three months ended June 30, 2014 compared to $27,416 for the three months ended June 30, 2013.

To perform day-to-day marketing operations the Company uses independent contractors who are managed by a sales executive who is a Company employee. The employment of a sales executive in 2014 led to additional costs of $38,937 for the three months ended June 30, 2014. There were no similar costs in the second quarter of 2013. Better management and supervision of independent contractors and in-house expertise allowed the Company to reduce the cost of independent contractors’ by $14,132 to $26,763 for the three months ended June 30, 2014 compared with $40,895 for the same period of 2013.

During the three months ended June 30, 2014, the Company incurred increased expenses for meetings, conferences and trade shows in the amount of $33,003. This additional expense allowed the Company to promote its products and services to a broad range of possible clients at more specialized events, to become informed about competitors and their products and to receive general and specific knowledge of the industry. The Company reduced purchased advertising expenses by $13,382 as compared to the same period of 2013 because of the current emphasis on the attendance at conferences and trade shows as mentioned above versus purchased advertising.

   Research and development

Research and development consists of engineering work done on the software enhancements of the Medbox. This work is funded in connection with an affiliate company owned by a co-founder.  Our research and development expenses for the three months ended June 30, 2014 and 2013, were $67,033 and $10,000, respectively, and represent the Company’s investment in developing new tracking technologies for cultivation facilities that we intend to sell to clients as a package with their consulting agreement. In addition, the Company believes that this software will give our clients a competitive advantage in the process of applying for licenses for cultivation facilities.

   General and administrative

General and administrative expenses include legal, lobbying, accounting, payroll, consulting, rent and other costs. The Company’s general and administrative expenses increased by $121,964 or 18.4% to $783,415 for the three months ended June 30, 2014 compared to $661,451 for the three month period ended June 30, 2013. The expenses incurred during the three month periods ended June 30, 2014 and 2013 are summarized and described below:

Expense Description	For the three months ended June, 30 2014	For the three months ended June, 30 2013	Increase (Decrease)
VII general and administrative expenses	$35,607	$32,355	$3,252
Costs of being public	126,693	6,904	119,789
Bad debt expense	145,000	-	145,000
Insurance	38,100	-	38,100
Rent expense	52,129	29,893	22,236
Fund raising consultants	6,250	65,000	(58,750)
Professional accounting services	17,750	63,500	(45,750)
Management fee - Vincent Chase, Inc.	37,500	75,000	(37,500)
Legal costs	91,698	148,972	(57,274)
Lobbying costs	-	47,134	(47,134)
Employee costs	43,611	84,833	(41,222)
Independent contractors costs	71,685	22,171	49,514
Charity and donations	21,500	300	21,200
Other (sum of smaller accounts)	95,892	85,389	10,503
Total general and administrative	$783,415	$661,451	$121,964

The increase of $121,964 for the three months ended June 30, 2014 compared to three months ended June 30, 2013 is primarily due to the increase in the provision for doubtful accounts receivable in the amount of $145,000, increases in costs related to being a public company of $119,789, increases in insurance costs of $38,100 and increases in rent expense of $22,236 offset by the reductions in fund raising consultant costs of $58,750, decreases in outside professional accounting services of $45,750, reductions in management fee of $37,500 and reductions in legal costs of $57,274.

During the three months ended June 30, 2014 the Company incurred $126,693 in costs related to being a public company such as SEC related legal costs, investor relations costs, SEC filing costs and independent directors’ compensation cost which in aggregate increased by $119,789 compared to the same period of 2013.

As described in Note 9 to the financial statements during the second quarter of 2014, the Company identified some of the accounts receivable as doubtful for collection and charged to operations the amount of $145,000. There were no similar events during the second quarter of 2013.

Insurance expense increase by $38,100 during the three months ended June 30, 2014 due to the introduction in 2014 of directors’ and officers’ insurance. There was no such expense during the same period of 2013.

The rent expense during the three months ended June 30, 2014 increased by $22,236 to $52,129 compared to $29,893 for three months ended June 30, 2013. This change is due to the fact that the Company increased the amount of leased office space which led to monthly rent increase from $5,303 to $14,396. Also during the three months ended June 30, 2014 the Company incurred an additional $3,562 in rent expense for our Arizona office. There was no such rent expense during the same period of 2013.

The Company reduced by $58,750 fund raising expenses during three months ended June 30, 2014, compared to the same period of 2013.

The Company improved its cost management through engaging employees and independent contractors instead of sourcing an outside firm’s services for some of the activities. This led to a decrease of $45,750 in professional accounting service expense to $17,750 for the three months ended June 30, 2014, compared to $63,500 for the three months ended June 30, 2013. At the same time this led to an increase in the Company’s expenses related to independent contractors by $49,514 to $71,685 for the three months ended June 30, 2014 compared to $22,171.

A significant reduction of general and administrative expenses of $12,500 per month is due to a temporary reduction in the fees from $25,000 to $12,500, paid for management consulting to Vincent Chase, Inc., a related party company. This led to savings of $37,500 for the second quarter of 2014 compared to the same period of 2013.Effective July1st the management fee returned to $25,000 per month.

Another significant change in general and administrative expenses is represented by the reduction of $57,274 in legal costs for the three months ended June 30, 2014 to $91,698 compared to $148,792 for the three months ended June 30, 2013. This is mostly due to the fact that the Company incurred $126,687 for the three months ended June 30, 2013 in legal cost related to the lawsuit on the behalf of the Company’s Arizona clients. This matter was finalized in 2013 and had no comparable costs in 2014. This reduction was offset by increases in general legal expenses related to corporate matters of $69,409 for the three months ended June 30, 2014 compared to the same period of 2013.

During the second quarter of 2014 the Company did not utilize lobbying services, related to the general matters, this led to a reduction in general and administrative services by $47,134 for the three months ended June 30, 2014 compared to the same period of 2013. Some lobbying services were used and described above as a part of sales and marketing expenses.

Employee costs decreased by $41,222. This is mostly due to the fact that during the three months ended June 30, 2013 there was one additional executive employee who is no longer with the Company whose cost approximated $11,900. In addition, another employee’s services which were previously classified as a component of general and administrative expenses were transitioned, effective January 1, 2014, as a component of cost of revenue thereby reducing general and administrative employee related costs by approximate $10,000 for the three months ended June 30, 2014.

During the second quarter of 2014, the Company made donations in the amount of $21,500.

The Company expects that its general and administrative expenses will increase during 2014 as we add additional management talent and continue to build out our infrastructure to take advantage of market opportunities.

Other Income (Expense)

Other income for three months ending June 30, 2014 was $11,501 compared to other losses of $5,788 for three months ending June 30, 2013. The increase of $17,288 is due to the other interest income on the outstanding note receivable from a Canadian company and the other interest income on the balance of outstanding receivable from one of the Company’s clients. In addition the Company’s subsidiary VII paid off the interest bearing note payable acquired as part of the acquisition of that business. The interest expense incurred for the three months ended June 30, 2013 was $5,250.

Unrealized gain from marketable securities

As described in the Note 10 - marketable securities and customer deposits to the financial statements, the Company receives revenue from marketing MJ Holdings' real estate financial products and offerings to its consulting clients and will direct all incoming real estate related opportunities to MJ Holdings. The Company records revenue at the time of initial recognition of the warrants or other financial assets received as payment for the services. All subsequent evaluations as of the reporting dates, until the securities are sold, are treated as gains or losses from marketable securities. During the three months ended June 30, 2014, the value of the financial assets received increased by $26,511 giving rise to the gain in the same amount. There was no such income during the comparable period of three months ended June 30, 2013.

Comparison of the six months ended June 30, 2014 and 2013

Overview of Results

The Company reported a consolidated net loss of $2,739,681 for the six months ended June 30, 2014 and net income of $135,100 for the six months ended June 30, 2013.  The decrease in net income of $2,874,781 was primarily due to a few key factors related to the reduction in revenue and the increase in certain identified costs. Revenue was down for the current period as delays in adoption of final regulations in certain states and the ultimate timing of the application process in states with final regulations reduced and delayed the opportunity to apply for new licenses and consequently delayed the notice of the results of any license application made. In addition, revenue was further reduced by additional sales allowances and refunds recorded due to a legislative change in the San Diego market area which reduced the ability of certain clients to obtain licenses and contract refunds were provided for. Operating costs increases relating to a write off of Massachusetts inventoried license acquisition costs, the impact of a $150,000 loss on the sale of our share of management rights in one facility in Arizona, increases in bad debt provisions on certain accounts receivable, increases in research and development expenses that in comparable periods were often paid directly by an affiliate but now is being incurred directly by the Company and increases in sales and marketing expenses related to additional sales staffing, product promotion of vaporizers and lobbying cost increases to  better understand individual states’ regulations.

The Company’s subsidiary VII was acquired on April 2, 2013, accordingly the VII expenses did not exist for the first quarter of 2014, but were a part of total amounts for the first six months of 2014. To improve understandability, the VII expenses are presented as a separate item.

Revenue

Revenue consisted of Medbox system sales, location build-outs fees, finder’s fees, sale of the territory rights and consulting service fees, which are often bundled together in a single offering to clients and revenue from sales of vaporizers and accessories of the Company’s subsidiary Vaporfection International, Inc. (“VII”). For the six months ended June 30, 2014, the Company recorded revenue of $1,728,998 compared to $2,820,342 for the same period of 2013. The reduction of $1,091,344 was accentuated by the provisions for sales allowances and refunds which further reduced the revenue for six months ended June 30, 2014 to the net revenue of $499,288, which represents a decrease of $2,321,054 compared to the net revenue of $2,820,342 for the six months ended June 30, 2013.

Revenue Description	For the six months ended June, 30 2014	For the six months ended June, 30 2013	Increase (Decrease)
Consulting	$119,497	$2,100,790	$(1,981,293)
Sale of locations and management rights, related party	650,000	200,000	450,000
Sale of locations and management rights	220,000	-	220,000
VII-product sales	40,969	19,552	21,417
Sale of territories, related party	500,000	500,000	-
Sale of territories	100,000	-	100,000
Finder’s fee	98,532	-	98,532
Gross revenues	1,728,998	2,820,342	(1,091,344)
Allowances and refunds	(1,229,710)	-	(1,229,710)
Net revenues	$499,288	$2,820,342	$(2,321,054)

   Consulting Revenue

The consulting revenue for the six months ending June 30, 2014 decreased by $1,918,293 to $119,497 compared to $2,100,790 for the six months ended June 30, 2013. This change in revenue was mainly due to the fact that the Company did not recognize any revenue for its San Diego market clients during the first six months of 2014. In addition, due to delays in adopting final regulations in other states and the timing of application submittals for other states, revenue was not fully recognized for many of our clients.

The Company obtained a provisional license in the state of Oregon but because of delays with the city permits for interior build-outs could not finalize the delivery of the facility to the client within the quarter.

The Company’s revenue model is significantly different in the second quarter of 2014 compared to second quarter of 2013, which is mainly due to the fact that the Company is moving away from the business model of obtaining license for clients for a set upfront fee. The Company is in the process of modifying its consulting engagements by providing ongoing management and support services for clients so that the consulting contract would continue in perpetuity. The impact of this change is that the Company expects revenue to be based upon the passage of time and the ability of the individual locations to continue operations.

   Sale of locations and management rights

Revenue from the sale of locations and management rights was $870,000 for the six months ended June 30, 2014 compared to $200,000 for the six months ended June 30, 2013. The increase of $670,000 is due to the current year revenue related to a sale of an Arizona location for $150,000 and the sale of a 50% interest in management rights for an Arizona location to a non-affiliated shareholder of the Company for $500,000.

In addition, the Company sold 50% of its management rights in a second Arizona location for $175,000. Additionally, the Company recorded revenue of $45,000 from two clients for the opportunity to be on the Board of Directors of a management company.

   VII-Product sales

In the six months ended June 30, 2014, the Company sold $40,969 worth of vaporizer products and accessories through our VII operating subsidiary. This number cannot be directly compared to the six months ended June 30, 2013 due to the fact that the subsidiary was acquired on April 2, 2013, such that there was no such revenue for the first three months of 2013 and only the sales for three months ended June 30, 2014 can be compared to three months ended June 30, 2013. During the second quarter of 2014, VII sold products for a value of $15,916 which represents a reduction of $3,636 or 18.6% compared to $19,522 sold in the three months ended June 30, 2013. We expect to be able to release our newest portable vaporizer product for general availability at the end of the third quarter of 2014.

   Sale of territories

In the first six months of 2014, the Company sold exclusive rights to place the Medbox patented dispensing systems in Denver, Colorado for $500,000 to the same non-affiliated shareholder of the Company mentioned above in the management rights sale to a related party. A similar transaction took place during the first quarter of 2013 when the Company sold exclusive rights to place the Medbox patented dispensing systems in the State of Michigan for $500,000, which included the possible shipment of 15 machines. The Company accrued as a cost of goods sold the amount of $300,000 related to the Michigan contract. In the fourth quarter of 2013, the Company reassessed the costs of the machines and adjusted the accrued amount to $150,000.

Additionally, during the six months ended June 30, 2014 the Company sold for $100,000 exclusive rights to one of its clients to be the first to apply for the first of five contracts in the state of Oregon using the Company’s services. There was no similar revenue in the comparable period of 2013.

   Finder fee

During the second quarter of 2014 the Company entered into an agreement with MJ Holdings, Inc., a publicly traded company that provides real estate financing and related solutions to licensed marijuana operators. Medbox will market MJ Holdings' real estate financial products and offerings to its consulting clients and will direct all incoming real estate related opportunities to MJ Holdings (for details see also note to financial statements, Note 10 – Marketable securities and customer deposits). The revenue recognized for the six months ended June 30, 2014 from this agreement was $98,532. There was no similar revenue in 2013.

   Allowances and refunds

Due to the change in business and legal environment in the San Diego market, the total number of licenses offered by the City of San Diego area was reduced from 130 to 32 in late March 2014. As the result of the change in legislation in San Diego, we may not be able to perform on our contractual obligations for the clients who opted for the San Diego market and whose contracts included refund provisions in the event the client does not receive a license.

During the first quarter of 2014, we negotiated payments totaling $88,000 and reduced accounts receivable for $90,000 for certain clients in the San Diego market which reduced revenue through an increase in our provision for sales allowances of $178,000.  In addition we estimated the amount of future revenue reductions, aggregate refunds and accounts receivable write-off that would be expected to occur for other clients wanting to get licenses in the San Diego market. As a direct result of the reduction in available licenses and tighter zoning rules, the Company recorded, in addition to the aforementioned $178,000, additional sales allowances of $1,051,710 ($664,825 as a provision for accounts receivable and $386,885 as a provision for estimated refunds) bringing the total of the allowances and refunds for the six months ended June 30, 2014 related to the reversal of past revenue recognized on San Diego contracts to $1,229,710.

At the end of the second quarter of 2014, the Company determined that the receivables from San Diego clients are uncollectable due to the aforementioned events and wrote off the balances of the receivables and provision in the amount of $664,825. In addition, the Company refunded $71,945 to clients and expects to refund the balance of $314,940 during the third quarter of 2014.

Provisions for sales allowances is disclosed as a separate line in the Consolidated Statements of Operations in order to increase understandability for users. There were no such events in 2013. During the six months ended June 30, 2013, the Company recognized revenue for work performed on various contracts in the amount of $1,258,000 from the contracts with clients who applied for licenses for San Diego locations prior to the change in the legislation.

Cost of revenue

Cost of revenue includes systems costs for our systems sales and construction, build-out, licenses or rights repurchased from old clients and resold to new clients, and permits for our consulting activities and costs associated with our Vaporfection International, Inc. subsidiary which included the product cost of vaporizers and accessories, the fulfilment activities associated with sales orders and the Company’s inventory management department.

Costs of Revenue	For the six months ended June, 30 2014	For the six months ended June, 30 2013	Increase (Decrease)
Cost of inventory	$871,373	$167,000	$704,373
Write off of Massachusetts license development costs	259,782	-	259,782
Constructions and build-outs	-	410,542	(410,542)
VII-product cost	113,038	19,437	93,601
Other (sum of smaller accounts)	196,284	204,118	(7,834)
Total costs of revenue	$1,440,477	$801,097	$639,380

Total costs of revenue increased during the six months ended June 30, 2014 by $639,380, which is mostly due to the increases in inventory costs of the locations and management rights sold during the first six months of 2014 and the write off of the costs incurred for the developing of Massachusetts market. This increase was slightly offset by the reduction in construction and build-out costs due to the delay in procuring additional licenses.

   Cost of inventory

As a direct link between revenue and costs of revenue, the Company incurred $704,373 additional costs associated with procuring management rights and locations in order to generate the $670,000 increase in revenues from sale of locations and management rights for six months ended June 30, 2014 compared to the six months ended June 30, 2013. The Company generated a margin of 16.5% [(200,000-167,000/200,000] for the six months ended June 30, 2013 from the sale of the locations and sale of management rights repurchased from existing clients. By comparison, the margin for the six months ended June 30, 2014 was approximate 0.0% [(870,000 – 871,373)/870,000], which was due to high inventory costs of the $325,000 of the 50% management rights in one Arizona location sold for $175,000 during the second quarter of 2014.

   Write off of Massachusetts license development costs

The second factor relating to the increase in costs of revenue was the write off of the costs accumulated for the development of the Massachusetts market in the first quarter of 2014. The Company holds in its inventory the capitalized costs incurred during development of new markets. These are charged to cost of revenues after finalizing work on the consulting agreements for specific market by allocation of total capitalized costs to the number of clients/licenses in the specific market. In late January 2014, the announcements for awarding licenses for dispensaries in Massachusetts were issued; the Company did not obtain any licenses in that state. As a result, the incurred costs for developing the market of Massachusetts were expensed as a “write off charge” to cost of revenue in January 31, 2014, in the amount of $259,782.

   Constructions and build-outs

The Company did not have any sales which would have associated charges to cost of revenue for any construction and build-out costs for the first six months of 2014 due to delays in adopting final regulations in states in which the Company intends to submit applications and the timing of application submittals for other states, accordingly revenue and related costs of revenue were not recognized. All costs incurred for the development of the new projects are capitalized as inventory costs, these are charged to cost of revenue after the work is finalized. As a result the construction and build out costs decreased by $410,542, the same amount of costs incurred for first the first six months of 2013 for the additional build-out costs for locations of our clients in Arizona.

   VII-Product cost

The Company incurred costs of $113,038 for the six months ended June 30, 2014 associated with our Vaporfection International, Inc. subsidiary which included the product cost of vaporizers and accessories, the fulfilment activities associated with sales orders and the Company’s purchasing department. As previously described these costs cannot be compared to the same period of 2013, the costs of revenue for the six months ended June 30, 2013 was $19,437. The Company expects to release its newest portable vaporizer product late in the third quarter of 2014 which is expected to significantly increase the activity in the business unit.

   Other costs of revenue

The outside services, legal costs and independent contractors incurred as a part of revenue generation supporting activities slightly decreased by $7,834 for the six months ended June 30, 2014 compared to the same period of 2013.

Operating Expenses

Operating expenses consist of all other costs incurred during the period other than cost of revenue. The Company incurred $1,850,156 in operating expenses for six months ended June 30, 2014 compared to $1,787,890 for the six months ended June 30, 2013. The increase of $62,266 or 3.5% was primarily due to an increase in research and development expenses of $56,533 and a slight increase in selling and marketing expenses of $14,751 offset by a decrease in general and administrative expense of $9,018.

   Sales and Marketing expenses

Sales and marketing expenses include public relations and promotion, lobbying, purchased advertising, travel and entertainment and outside services for sales and marketing consultants and sales lead generation.  The Company incurred $430,008 and $415,257 in sales and marketing expenses for the six months ended June 30, 2014 and 2013, respectively. Sales and marketing expenses for six months ending June 30, 2014 and 2013 represent 24.9% and 14.7% respectively, of gross revenues, before the provision of sales returns.

The expenses incurred during the six month periods ended June 30, 2014 and 2013 are summarized and described below.

Expense Description	For the six months ended June, 30 2014	For the six months ended June, 30 2013	Increase (Decrease)
VII sales and marketing expense	$105,055	$35,605	$69,450
Lead generation-Kind Clinics	-	113,613	(113,613)
Lobbying	92,785	-	92,785
Public relations firm expense	9,625	47,966	(38,341)
Employee costs	38,937	-	38,937
Independent contractors costs	97,618	80,855	16,763
Outside services	3,263	54,999	(51,736)
Meetings, conferences and trade shows	43,291	9,135	34,156
Purchased advertising	29,879	61,085	(31,206)
Other (sum of smaller accounts)	9,555	11,999	(2,444)
Total sales and marketing	$430,008	$415,257	$14,751

During six months ended June 30, 2014, the Company incurred $105,055 in marketing and sales expenses related to VII activity. As previously mentioned the comparison to the same period of 2013 is impracticable due to the fact that there was no VII activity for the first quarter of 2013. The expenses incurred for only three months ended June 30, 2013 were $35,605. The Company increased its marketing expenses related to VII subsidiary due to the fact we expect to launch a new product to the market in the third quarter of 2014. The Company expects additional increases in sales and marketing expenses for this business for the rest of the year.

Although the total change in sales and marketing expenses is relatively small, $14,751 for the six months ended June 30, 2014 compared to the same period of 2013, some significant changes occurred in the structure of expenses.

During the first six months of 2013 the Company incurred a one-time expense for sales and marketing support and leads generation from Kind Clinics in the amount of $113,613, a related party.

The Company incurred an increase in lobbying expenses for the six months ended June 30, 2014 in the amount $92,785 in order to promote the Company in the states/markets of interest. To maximize efficiency, the Company is utilizing the service of lobbying experts from the specific states/market of interest. In addition, this strategy led to savings of $38,341 in public relations expenses.

To perform day-to-day marketing operations, the Company uses independent contractors who are managed by a Company sales executive. During the six months ended June 30, 2014, the Company incurred $136,555 in payroll and independent contractor related costs compared to $80,855 for the same period of 2013. The increase of $55,700 in the employee/consultant related costs led to the reduction in the utilization of the outside service firms to perform day-to-day operations thereby saving $51,736.

During the six months ended June 30, 2014, the Company increased the expenses for meetings, conferences and trade shows by $34,156 compared to the same period of 2013. This was due to the reallocation of resources from purchased advertising and allowed the Company to promote its products and services to a broad range of possible clients by participating in the industry specific events and tradeshows, to become informed about competitors and their products and to get general and specific knowledge of the industry.

   Research and development

Research and development consists of engineering work done on the software enhancements of the Medbox. This work is funded in connection with an affiliate company owned by a co-founder.  Our research and development expenses for the six months ended June 30, 2014 and 2013, were $75,033 and $18,500, respectively, and represent the Company’s investments in developing new tracking technologies for cultivation facilities that we intend to sell to clients as a package with their consulting agreement. In addition, the Company believes that this software will give our clients a competitive advantage in the process of applying for licenses for cultivation facilities.

   General and administrative

General and administrative expenses include costs of being a public company, legal, lobbying, accounting, payroll, consulting, rent and other costs. The Company’s general and administrative expenses slightly decreased by $9,018 to $1,345,115 for the six months ended June 30, 2014 compared to $1,354,133 for the six months period ended June 30, 2013.

 The expenses incurred during the six month periods ended June 30, 2014 and 2013 are summarized and described below:

Expense Description	For the six months ended June, 30 2014	For the six months ended June, 30 2013	Increase (Decrease)
VII general and administrative expenses	$105,167	$60,543	$44,624
Costs of being public	174,226	26,959	147,267
Fund raising consultants	12,500	145,000	(132,500)
Bad debt	145,000	-	145,000
Legal costs	155,407	294,543	(139,136)
Lobbying costs	22,700	101,008	(78,308)
Professional accounting services	75,845	118,185	(42,340)
Employee costs	99,543	128,755	(29,212)
Independent contractors costs	112,820	8,775	104,045
Management fee - Vincent Chase, Inc.	75,000	150,000	(75,000)
Management fee – Kind Clinics	-	61,019	(61,019)
Insurance	63,500	-	63,500
Rent expense	103,602	43,914	59,688
Charity and donations	31,800	10,500	21,300
Other (sum of smaller accounts)	168,005	204,932	(36,927)
Total general and administrative	$1,345,115	$1,354,133	$(9,018)

During the six months ended June 30, 2014, the Company incurred $105,167 of general and administrative expenses related to its subsidiary VII. The increase of $44,624 compared to the same period of 2013 is totally due to the fact that the Company acquired VII on April 2, 2013 and had no similar expenses for the first quarter of 2013.

During the six months ended June 30, 2014, the Company incurred additional costs of $147,267 related to being a public company such as SEC legal costs, investor relations, filings cost and independent directors’ compensation costs.

The $12,500 cost of fund raising consultants incurred during the six months ended June 30, 2014, decreased by $132,500 compared to the $145,000 incurred for the same period of 2013 as the Company discontinued the service of the prior engaged firms.

As described in the Note 9 to the financial statements during the second quarter of 2014, the Company identified some accounts receivable as doubtful for collection and created a provision in the amount of $145,000. There were no similar events during the first six months of 2013.

Another significant change in general and administrative expenses represents the reduction by $139,136 in legal costs for the six months ended June 30, 2014 to $155,407 compared to $294,543 for the six months ended June 30, 2013. This is mostly due to the fact that the Company incurred expenses in the amount of $240,833 for the six months ended June 30, 2013 in legal cost related primarily to the lawsuit on the behalf of the Company’s Arizona clients. The Arizona matter was finalized in 2013. This reduction was offset by the increased general legal expenses related to the general corporate matters incurred during the six months ended June 30, 2014.

The Company reduced lobbying services related to general matters during the first six months of 2014. This led to a reduction in general and administrative services of $78,308 for the six months ended June 30, 2014 to $22,700 from $101,008 for the six months ended June 30, 2013. Some services were used and described above as a part of sales and marketing expenses.

The decrease of $42,340 in professional accounting service expense to $75,845 for the six months ended June 30, 2014 compared to $118,185 for the same period of 2013 is partially due to improved cost management and talent attraction through engaging employees and independent contractors instead of sourcing outside firms for services of certain activities. At the same time this led to an increase in the Company’s expenses related to the independent contractors of $104,045.

The payroll costs decreased by $29,212. This is mostly due to the fact that during the six months ended June 30, 2013 there was one additional executive employee that cost approximate $17,700 that is longer with the Company. In addition another employee’s services were classified as a cost of revenue starting in 2014.

A significant reduction of general and administrative expenses of $12,500 per month is due to the reduction in the fees from $25,000 to $12,500, paid for management consulting to Vincent Chase, Inc., a related party company. This led to savings of $75,000 in the costs incurred for the six months ended June 30, 2014 compared to the same period of 2013. Effective July 1, 2014, the monthly charge will return to $25,000.

During the six months ended June 30, 2013, the Company incurred $61,019 in consulting fees paid to one of its founders and shareholders. There were no such expenses during the same period of 2014.

The insurance expense increased by $63,500 during the six months ended June 30, 2014. This was due to the introduction in 2014 of the directors’ and officers’ insurance program. There were no such expenses during the same period of 2013.

Rent expense during six months ended June, 2014 increased by $59,688 to $103,602 compared to $43,914 for the six months ended June 30, 2013. This change is due to the fact that the Company increased the leased office space which led to monthly rent increase from $5,303 to $14,396. Also during the six months ended June 30, 2014 the Company incurred additional $7,125 in rent expense for our Arizona office. There was no such rent expense during the same period of 2013.

During the six months ended June 30, 2014, the Company made donations in the amount of $31,800 compared to $10,500 for the same period of 2013.

The Company expects that its general and administrative expenses will increase during 2014 as we add additional management talent and build out our infrastructure to take advantage of market opportunities.

Other Income (Expense)

Other income increased by $31,348 to $25,153 for six months ending June 30, 2014 compared to other losses of $6,195 for the six months ending June 30, 2013. The change is due to other interest revenue on the outstanding note receivable from the Canadian company and other interest revenue on the balance of outstanding receivable from one of the Company’s clients. In addition the Company’s subsidiary VII paid off the interest bearing note payable, the interest expense incurred for the three months ended June 30, 2013 was $5,250.

Unrealized gain from marketable securities

As described in the Note 10 - marketable securities and customer deposits to the financial statement, the Company receives revenue from marketing MJ Holdings' real estate financial products and offerings to its consulting clients and will direct all incoming real estate related opportunities to MJ Holdings. The Company records revenue at the time of initial recognition of the warrants or other financial assets received as payment for the services. Al subsequent evaluations as of the reporting dates, until the securities are sold, are treated as gains or losses from marketable securities. During the six months ended June 30, 2014 the fair value of the financial assets received increased by $26,511 giving rise to the gain in the same amount. There was no such income during the comparable period of six months ended June 30, 2013.

Gross Margin

Due to changes described above the gross margin decreased by $2,960,434 or 146.6% resulting in a gross loss of $941,185 for the six months ended June 30, 2014 compared to a gross profit of $2,019,245 for the six months ended June 30, 2013. This change can be mainly attributable to the Massachusetts write off in the amount of $259,782, the creation of provision for sales returns related to the San Diego legislative changes in the amount $1,229,710, a net loss of $150,000 on the sale of some management rights  to a client in Arizona, the fact that the Company did not recognize any revenue for its San Diego market clients in the first six months of 2014 and due to delays in adopting final regulations in other states and the timing of application submittals for other states, revenue was not fully recognized for many of our clients. No similar events happened during the same period of 2013.

Net Loss

As a result of the above factors our net income decreased $2,874,781 from a net income of $135,100 for the six months ended June 30, 2013 to a net loss of $2,739,681 for the six months ended June 30, 2014.

Liquidity and Capital Resources

As of June 30, 2014, the Company had cash on hand of $975,027 compared to $168,003 at December 31, 2013. The $807,024 increase in cash on hand is primarily the result of stock sale proceeds of $2,442,859, proceeds from net notes payable from a related party of $404,880 and net loans payable of $76,738 partially offset by repayment on the note payable of $75,000 and the use of cash for general operations and for developments of new markets of $1,807,451, the purchases of tangible and intangible assets related to development of the new product of $195,002 and the issuance of notes receivable of $40,000.

Cash Flow

During the six months ended June 30, 2014 cash was primarily used to fund operations, development of the markets and license application processes. We had a net increase in cash of $807,024 during the six months ended June 30, 2014.

See below for additional discussion and analysis of cash flow.	For the six months ended June 30,
	2014	2013
Cash flow	(unaudited)	(unaudited)
Net cash used in operating activities	$(1,807,451)	$(860,583)
Net cash used in investing activities	(235,002)	(1,393,593)
Net cash provided by financing activities	2,849,477	1,609,840
Net increase (decrease) in cash	$807,024	$(644,336)

Cash Flows – Operating Activities

During the six months ended June 30, 2014, cash flows used in operating activities were $1,807,451, consisting primarily of the net loss for the first six months of 2014 of $2,739,681 reduced for non-cash adjustments of depreciation and amortization of $38,953 and the establishment of a non-cash provision for sales allowances and refunds associated with changes in legislation in San Diego service area clients of $1,325,265, and increased for the non-cash adjustments of fair value of marketable securities received as payment for services of $98,532, unrealized gain on reevaluation of the aforementioned securities of $26,511 and profit reduction of the expenses related sale of the investments of $9,600. Additional components of cash used in operating activities were an increase in prepaid expenses and other assets of $213,261 related primarily to the advance funding of $127,000 for the Company’s annual director and officers insurance policy and earnest money for real estate acquisitions of $140,000, a net increase of accounts receivable of $270,963 consisting of net billings of $1,627,119 offset by net collections and deposit adjustments of $1,444,156 and some settlement payments of $88,000 to San Diego clients and increase in inventory of $275,857 which consisted primarily of an increase in inventory costs for new markets of $640,255, a net increase in vaporizer inventory of $263,226, additional advances paid to our Medbox machine supplier during the first six month of 2014 of $208,771 and purchases of the inventory during the period of $354,761 offset by reductions due to sales of a retail location and management rights of $871,374, the write off of inventoried costs associated with both Massachusetts of $259,782 and $ 60,000 associated with San Diego. These operating uses of cash were offset by increases in accounts payable and accrued expenses of $193,384 due to the timing of the payment of trade payables and the overall increase in operating costs. In addition, customer deposits provided net cash during the quarter of $269,352 primarily due to the increase in customer deposits collected on contracts prior to work being completed and revenue recognized.

During the six months ended June 30, 2013 cash flows used in operating activities were $860,583, consisting primarily of the increase in inventories of $909,619 which consisted primarily of the increase in inventory levels of $764,723 due to retail dispensary construction projects in progress in the state of Arizona, VII inventory of $266,849, additional advances paid to our Medbox machine supplier during the quarter of $81,047 offset by reduction in inventory due to sales of a retail location and management rights of $203,000,  increase in notes receivables from a company client of $55,000, the net increase in deferred revenue of $537,473 and net increase of prepaid expenses of $149,584 related primarily to increase in an office rent deposit of approximately $42,726 due to additional office space leased, additional deposits in the amount of $56,000 for securing locations for future applications in the city of San Diego and additional retainer for the audit services of $25,000. The use of the cash flows from operating activities was offset by the net income of $135,100, non-cash depreciation adjustment of $26,139, reduction in accounts receivable with $353,306 consisting of net billings of $2,496,173 offset by net collections and deposit adjustments of $2,849,479, increase in net accounts payable of $186,494 due to the timing of the payment of trade payables and increase in income tax payable of $90,060.

Cash Flows – Investing Activities

During the six months ended June 30, 2014, cash flows used in investing activities were $235,002, consisting primarily of purchase of intangible assets related to purchase of a domain name and patents costs of $166,184, purchases of fixed assets of $28,818 and increases in the amounts of notes receivable of $40,000.  During the six months ended June 30, 2013, cash flows used in investing activities were $1,393,593, consisting primarily of $1,200,000 in advances for investments and purchase of property and equipment of $193,593.

Cash Flows – Financing Activities

During the six months ended June 30, 2014, cash flows provided by financing activities were $2,849,477, consisting primarily of $2,442,859 of proceeds from issuance of common stock, increase in net proceeds from related party notes payable of $404,880 and net proceeds from short term loan of $76,738, offset by payments on a note payable of $75,000 which we acquired as a part of the VII purchase.  During the six months ended June 30, 2013, cash flows provided by financing activities were $1,609,840, which consisted of $2,537,015 of proceeds from issuance of common stock less net payments on the related party notes payable of $869,038 and payments of $58,137 on a long term loan.

Future Liquidity and Cash Flows

Management believes that the Company’s cash balances on hand, cash flows expected to be generated from operations, proceeds from current and future expected debt issuances and proceeds from future share capital issuances will be sufficient to fund the Company’s net cash requirements through June 2015.  However, in order to execute the Company’s long-term growth strategy, which may include selected acquisitions of businesses that may bolster the expansion of the Company’s management services business, and purchases of real estate which would be used as a basis for acquiring retail dispensary and cultivation facilities in regulated markets, the Company will need to raise additional funds through public or private equity offerings, debt financings, or other means.

One such debt financing, a convertible debenture transaction recently entered is described below:

On July 21, 2014, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with accredited investors (the “Investors”) pursuant to which the Company agreed to sell, and the Investors agreed to purchase, convertible debentures (the “Debentures”) in the aggregate principal amount of $3,000,000, in three tranches, each in the amount of $1,000,000. The initial closing under the Purchase Agreement, for Debentures in the aggregate principal amount of $1,000,000, occurred on July 21, 2014. The Debentures bear interest at the rate of 10% per year (half of which is due at issuance) and are convertible into common stock at a conversion price of $11.75 per share (subject to adjustment in the event of stock splits, stock dividends, and similar transactions, and in the event of subsequent sales of common stock at a lower purchase price (subject to certain exceptions)). Repayment of principal on the debentures, together with accrued interest thereon, is due in seven monthly installments, commencing six months from issuance. The Company may make such payments in cash (in which event the Company will pay a 30% premium) or, subject to certain conditions, in shares of common stock valued at 70% of the lowest volume weighted average price of the common stock for the 20 prior trading days. In connection with the Purchase Agreement, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with the Investors, pursuant to which the Company agreed to file a registration statement for the shares of common stock issuable upon conversion of, or payable as interest on, the Debentures, within 45 days of the initial closing date under the Purchase Agreement, and to have such registration statement declared effective within 120 days of the initial closing date. Subsequent closings under the Purchase Agreement, each for Debentures in the aggregate principal amount of $1,000,000, will occur, subject to customary closing conditions, within two days of the Company’s filing of a registration statement with the Securities and Exchange Commission under the Registration Rights Agreement, and within 2 days of the effective date of such registration statement.

The Company will continue to execute on its business model by attempting to raise additional capital through the sales of debt or equity securities or other means, however there is no guarantee that such financing will be available on terms acceptable to the Company, or at all.

Our primary source of liquidity are cash flows from operations of the Company’s main subsidiary, Prescription Vending Machines, Inc. (DBA – MDS). Our MDS portion of our overall business model related to our existing consulting business relies significantly on the know-how of our management team and its staff to be successful in acquiring licenses and business locations for our clients, in addition to constructing client locations and the sale of our Medbox machines. Since a majority of the revenue from this business is related to services we provide, the timing of receiving the cash has a significant effect on our cash flows. In addition, our overall profitability is impacted by the number of consulting contracts we are able to secure as well as on the avoidance of significant legal and outside professional costs that can be incurred in the process of fulfilling our obligations under each consulting contract. In the case of our MDS consulting business we make milestone payments to our Medbox machine supplier based on where the machines are in the procuring process. This arrangement requires periodic cash outlays, but avoids large disbursements at any one time helping to smooth our cash outflows. A change in the business model in acquiring retail dispensary and cultivation licenses has made it important to acquire real estate either through lease arrangements or purchase in order to secure a license.  This has required that Company spend cash for earnest deposits on various real estate locations during the quarter and thereafter.  The Company intends to find a partner for the acquisition of the various locations where licenses are applied for, however, the timing of those partnerships may require the Company to acquire ownership of the underlining real estate for a period of time. This process requires significant cash outlays which have ranged from $10,000 to $100,000 per property.

A summary of our active real estate purchase transactions as of August 8, 2014 is as follows:

Property	Purchase price	Initial closing date	Amount paid in escrow	Date escrow opened	Amounts to be paid in escrow
1	$3,500,000	12/11/2014	$100,000	7/25/2014	$-
2	3,650,000	01/05/2015	100,000	7/21/2014	-
3	2,450,000	12/01/2014	100,000	8/13/2014	-
4	790,000	01/01/2015	30,000	8/12/2014	-
5	480,000	01/31/2015	5,000	8/12/2014	15,000
6	2,100,000	02/10/2015	33,000	8/13/2014	67,000
7	595,000	01/31/2015	10,000	8/13/2014	-
8	695,000	10/18/2014	10,000	6/28/2014	-
9	820,000	10/18/2014	45,000	6/28/2014	-
Total	$15,080,00		$433,000		$82,000

As a result of the San Diego change in the legislation the “Provision for customer refunds” was created. As of June 30, 2014, the Company expects future cash outflows in the amount of $314,940 during the next three months related to refunds.

 In addition, our VII subsidiary has cash demands for the completion of its portable vaporizer product and the follow-on production costs for the new product which is expected to be release late in the third quarter of 2014. These additional investments along with continued investment into the operating cost of this business will continue to be a net user of cash until the Vaporfection’s cash requirements can be re-evaluated after the expected launch of the new portable vaporizer this year.

Off Balance Sheet Transactions

We do not have any off-balance sheet transactions.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies from the information provided in our Company’s Registration Statement on Form 10 Amendment 2 filed with the Securities and Exchange Commission on May 13, 2014.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The information required by Item 3 is not required to be provided by issuers that satisfy the definition of “smaller reporting company” under SEC rules.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on their evaluation of our disclosure controls and procedures, our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were not effective as of June 30, 2014, to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure due to the need for more enhanced and formalized documentation regarding the financial statement closing and review process to ensure that the application of the Company’s accounting policies and the presentation of disclosures in the notes to the financial statements is adequate.

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

On June 5, 2014 the Company entered into the sale agreement with an affiliate company owned by the co-founder of the Company for the sale of all the MedVend rights and claims and a contribution for legal costs of $4,800 in exchange for the return of 30,000 shares of the Company’s common stock with a fair value of $604,800.

We entered into a Stock Purchase Agreement and Technology License Agreement with Bio-Tech Medical Software, Inc. (“Bio-Tech”) in February 2013. Subsequently, we were informed that an executive with Bio-Tech had disclosed confidential information and disparaged Medbox in contravention of a written agreement between the parties. As a result, on June 26, 2013, we notified Bio-Tech that we were canceling our agreements with them due to a breach in a provision contained therein, and subsequently entered into negotiations with Bio-Tech to attempt to separate from our proposed business partnerships amicably. On August 19, 2013, Bio-Tech initiated litigation against Medbox in the U.S. District Court of Southern Florida, alleging that Medbox had breached the agreements due to our refusal to complete the transaction as set forth in the agreements. We counter-sued on August 30, 2013. On February 27, 2014 the Company signed a settlement agreement, and in connection therewith, a second amended and restated technology license agreement with Bio-Tech. The second amended and restated technology license agreement provides that the Company receives full licensed right to biometric chain of custody and inventory management tracking in a cultivation setting for the term of five years in exchange for the $600,000 we already paid to Bio-Tech. All stock transfers between companies were canceled and rescinded.

On June 5, 2014 the Company entered into a sale agreement with an affiliate company owned by the co-founder of the Company for the sale of all Bio-Tech rights and claims and a contribution for legal costs of $4,800 in exchange for the return of 30,000 shares of the Company’s common stock with a fair value of $604,800.

In addition to the above, we may, be subject to various claims and legal actions arising in the ordinary course of business from time to time. We are not currently a party to any pending legal proceedings that we believe will have a material adverse effect on our business or financial condition.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed under “Risk Factors” as filed with the Company’s Registration Statement on Form 10 Amendment 2 filed with the Securities and Exchange Commission on May 13, 2014. The factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by any forward-looking statements contained in this report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Schema.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase.*
101.LAB	XBRL Taxonomy Extension Label Linkbase.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.*

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Medbox, Inc.

Date: August 14, 2014	By:	/s/ Guy M. Marsala
Guy M. Marsala
Chief Executive Officer (principal executive officer)

Date: August 14, 2014	By:	/s/ Thomas Iwanski
Thomas Iwanski
Chief Financial Officer (principal financial and accounting officer)