Form 10-Q
period 2014-09-30
Medbox, Inc.
filed 2014-11-12
CIK 1547996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014
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
Yes ☐ No ☑

As of November 12, 2014, the registrant had 30,442,517 shares of common stock, par value $0.001 per share, outstanding.

MEDBOX, INC.
FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

MEDBOX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2014	December 31, 2013
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$1,350,442	$168,003
Marketable securities	208,025	184,800
Accounts receivable, net of allowance for doubtful accounts of $530,777 and $0, respectively	337,475	1,864,506
Notes receivable	75,000	115,000
Inventory	2,466,897	1,269,454
Prepaid expenses and other current assets	1,012,195	89,241
Total current assets	5,450,034	3,691,004

Property and equipment, net of accumulated depreciation of $42,779 and $21,123, respectively	151,984	140,658
Assets held for resale	399,594	-

Investments, at cost	-	1,200,000
Intangible assets, net of accumulated amortization of $70,459 and $32,750 respectively	800,904	682,429
Note receivable	155,000	-
Goodwill	1,100,037	1,090,037
Deposits and other assets	72,726	98,726
Total assets	$8,130,279	$6,902,854

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued expenses	$1,505,998	$598,314
Notes payable	299,605	75,000
Related party notes payable	491,674	111,794
Convertible notes payable	1,939,801	-
Derivative liability	1,228,108	-
Customer deposits	587,088	203,186
Total current liabilities	6,052,274	988,294

Stockholders' Equity
Preferred stock, $0.001 par value: 10,000,000 authorized; 3,000,000 and 3,000,000 issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	3,000	3,000
Common stock, $0.001 par value: 100,000,000 authorized, 30,105,331 and 29,525,750 issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	30,105	29,526
Additional paid-in capital	10,244,278	6,785,358
Common stock subscribed	-	(15,000)
Treasury stock	(1,209,600)	-
Accumulated deficit	(6,989,778)	(888,324)
Total stockholders' equity	2,078,005	5,914,560
Total liabilities and stockholders' equity	$8,130,279	$6,902,854

See notes to condensed consolidated financial statements.

MEDBOX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For Three Months Ended		For Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Revenue	$107,429	$1,980,720	$836,427	$4,801,062
Revenue from related party	-	-	1,000,000	-
Less: allowances and refunds	-	-	(1,229,710)	-
Net revenue	107,429	1,980,720	606,717	4,801,062
Cost of revenues	743,397	1,641,495	2,183,874	2,442,592
Gross profit	(635,968)	339,225	(1,577,157)	2,358,470

Operating expenses
Selling and marketing	319,204	91,136	749,212	506,393
Research and development	61,623	28,233	136,656	46,733
General and administrative	1,363,440	522,372	2,682,519	1,876,505
Stock based compensation	1,031,640	-	1,031,640	-
Total operating expenses	2,775,907	641,741	4,600,027	2,429,631
Loss from operations	(3,411,875)	(302,516)	(6,177,184)	(71,161)

Other income (expense)
Interest income (expense), net	(339,231)	4,311	(314,078)	(1,884)
Change in fair value of derivative liabilities	548,315	-	548,315	-
Total other income (expense)	209,084	4,311	234,237	(1,884)

Income (loss) before provision for income taxes	(3,202,791)	(298,205)	(5,942,947)	(73,045)

Provision (benefit) for income taxes	-	(119,280)	-	(29,220)

Net income (loss)	$(3,202,791)	$(178,925)	$(5,942,947)	$(43,825)

Earnings per share attributable to common stockholders
Basic	$(0.11)	$(0.01)	$(0.20)	$-
Diluted	$(0.07)	$-	$(0.13)	$-
Weighted average shares outstanding
Basic	30,371,299	29,298,284	30,472,447	28,658,556
Diluted	45,371,299	44,298,284	45,472,447	44,372,842

See notes to condensed consolidated financial statements.

MEDBOX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the period ended September 30, 2014 (unaudited) and December 31, 2013

							Additional	Common	Retained Earnings	Total
	Preferred Stock		Common Stock		Treasury Stock		Paid-In	Stock	(Accumulated)	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Subscribed	(Deficit)	Equity
Balances at January 1, 2013	6,000,000	$6,000	27,367,144	$27,367	-	$-	$1,150,673	$(153,250)	$(331,669)	$699,121
Issuance of common stock, net of issuance costs	-	-	2,115,100	2,115	-	-	4,484,426	-	-	4,486,541
Cancellation of preferred stock	(3,000,000)	(3,000)	-	-	-	-	3,000	-	-	-
Proceeds of common stock subscribed	-	-	-	-	-	-	(138,250)	138,250	-	-
Issuance of warrants for acquisition of Vaporfection	-	-	-	-	-	-	1,166,000	-	-	1,166,000
Issuance of common stock for accounts payable	-	-	43,506	44	-	-	119,509	-	-	119,553
Net loss	-	-	-	-	-	-	-	-	(556,655)	(556,655)
Balances at December 31, 2013	3,000,000	$3,000	29,525,750	$29,526	-	$-	$6,785,358	$(15,000)	$(888,324)	$5,914,560
Issuance of common stock, net of issuance costs	-	-	485,830	486	-	-	2,427,373	-	-	2,427,859
Stock-based compensation	-	-	93,751	93	-	-	1,031,547	-	-	1,031,640
Proceeds from common stock subscribed	-	-	-	-	-	-	-	15,000	-	15,000
Net loss	-	-	-	-	-	-	-	-	(5,942,947)	(5,942,947)
Unrealized loss from marketable securities	-	-	-	-	-	-	-		(158,507)	(158,507)
Accumulated comprehensive loss	-	-	-	-	-	-	-	-	(6,101,454)	(6,101,454)
Treasury stock	-	-	-	-	-	-	-	-	-	(1,209,600)
Balances at September 30, 2014 (Unaudited)	3,000,000	$3,000	30,105,331	$30,105	(60,000)	$(1,209,600)	$10,244,278	$-	$(6,989,778)	$2,078,005

See notes to condensed consolidated financial statements.

MEDBOX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2014	2013
Cash flows from operating activities
Net income (loss)	$(5,942,947)	$(43,825)
Adjustments to reconcile net income (loss) to net cash:
Depreciation and amortization	59,364	41,375
Provisions and allowances	1,578,702	-
Profit on sale of the investments	(9,600)	-
Market value of securities received for services	(190,132)	-
Gain from fair value adjustment of derivative liability	(548,315)	-
Amortization of debt discount charged as interest expense	216,224	-
Stock based compensation	1,031,640	-
Changes in operating assets and liabilities
Accounts receivable	(9,271)	79,848
Loan receivable	-	(55,000)
Inventories	(1,197,443)	(514,798)
Prepaid expenses and other assets	(896,954)	(177,287)
Accounts payable and accrued expenses	873,684	(82,727)
Customer deposits	383,902	-
Deferred revenue	-	(1,480,477)
Net cash provided by (used in) operating activities	(4,651,146)	(2,232,891)

Cash flows from investing activities
Issuance of note receivable	(115,000)	-
Purchase of property and equipment, net	(32,982)	(188,485)
Purchase of real estate	(399,594)	-
Purchase of intangible assets	(166,183)	-
Advances for investments	-	(1,200,000)
Net cash used in investing activities	(713,759)	(1,388,485)

Cash flows from financing activities
Related party notes payable, net	379,880	(934,035)
Payments on long term loan	-	(62,280)
Proceeds from issuance of notes payable	299,605	150,000
Proceeds from issuance of common stock, net	2,442,859	3,541,090
Proceeds from issuance of convertible notes payable	3,500,000	-
Payments on notes payable	(75,000)	-
Net cash provided by financing activities	6,547,344	2,694,775

Net increase in cash	1,182,439	(926,601)
Cash, beginning of period	168,003	1,026,902
Cash, end of period	$1,350,442	$100,301

Supplemental disclosures of cash flow information:
Cash paid for interest	$37,078	$8,940
Cash paid for income taxes	-	$9,068

Non - cash transactions:
Liabilities assumed for Vaporfection International, Inc.	$-	$469,000
Common stock warrants issued for Vaporfection International, Inc.	$-	$1,166,000

See notes to condensed consolidated financial statements.

MEDBOX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BUSINESS ORGANIZATION, NATURE OF OPERATIONS

Medbox, Inc. (the “Company”) was incorporated in the state of Nevada on June 16, 1977, originally as Rabatco, Inc., subsequently changing its name on May 12, 2000 to Mindful Eye, Inc., and again on August 30, 2011 to Medbox, Inc. The Company, through its subsidiaries, provides consulting and real estate management services and products for the medical and retail industries. The Company also sells patented biometrically controlled medicine storage and dispensing systems and a line of vaporizer and accessory products. The Company additionally provides management oversight and compliance services for retail dispensaries and cultivation facilities and procures real estate and enters into leases for retail dispensaries and cultivation centers. The Company is headquartered in West Hollywood, California with offices in Arizona and Florida.

During nine months ended September 30, 2014 the Company formed eight new subsidiaries, as follows:

·
Medbox CBD, Inc., specializing in hemp-oil concentrates and development of pharmaceutical products derived from cannabis to produce and distribute products based upon lifting of federal prohibitions of such activities.

·	Medbox Property Investments, Inc., specializing in real property acquisitions and leases to dispensaries and cultivation centers.
·
MJ Property Investments, Inc. specializing in real property acquisitions and leases to retail stores and cultivation centers in the state of Washington. (This is a wholly owned subsidiary of Medbox Property Investments, Inc.)

·
Medbox Management Services, Inc., a California corporation specializing in dispensary management services to state licensed dispensaries for cultivation, dispensing, and marijuana infused products (MIPS).

·	Medbox Merchant Service, Inc., specializing in banking transactions with prepaid debit cards, convenience checks, and cash depository needs for operators. This subsidiary is current inactive.
·	Medbox Armored Transport, Inc., specializing in armored car transport of cash from dispensaries to participating banks. This subsidiary is current inactive.
·
Medbox Investments, Inc., specializing in investments and strategic partnerships in other public companies in the marijuana ancillary service sector that Medbox believes are viable and have growth potential.

·	Medbox Management Services, Inc., a Nevada corporation specializing in dispensary management services to state licensed dispensaries for cultivation, dispensing, and marijuana infused products.
·	Medbox Management Services, Inc., an Illinois corporation specializing in dispensary management services to state licensed dispensaries for cultivation, dispensing, and marijuana infused products.

In order to obtain the license for one of the Company’s clients the Company registered an affiliated nonprofit corporation Allied Patient Care, Inc. in the state of Oregon.

MEDBOX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Medbox, Inc. and its wholly owned subsidiaries. All intercompany transactions have been eliminated.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the condensed consolidated financial statements as well as the reported expenses during the reporting periods. The Company’s significant estimates and assumptions include the valuation of the Company’s common stock used in the valuation of goodwill, accounts receivable and note receivable collectability, inventory, advances on investments, the valuation of restricted stock and warrants received from customers, the amortization and recoverability of capitalized patent costs and useful lives of long-lived assets the derivative liability, and income tax expense. Some of these judgments can be subjective and complex, and, consequently, actual results may differ from these estimates. Although the Company believes that its estimates and assumptions are reasonable, they are based upon information available at the time the estimates and assumptions were made. Actual results could differ from these estimates.

Concentrations of Credit Risk

The Company maintains cash balances at several financial institutions in the Los Angeles, California area and Florida.  Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $250,000.  At September 30, 2014 and December 31, 2013, the Company’s uninsured balances totaled $967,347 and $0, respectively. The Company has not experienced any losses in such accounts and periodically evaluates the credit worthiness of the financial institutions and has determined the credit exposure to be negligible.

At September 30, 2014 and December 31, 2013, two (2) customers, one of which is a related party through the entity’s stock ownership in the Company (customer B) represented 67.3% and 11.5% of outstanding receivables, respectively.

	September 30, 2014		January -September 2014		December 31, 2013
Customer	Accounts Receivable, gross		Gross Revenue		Accounts Receivable
	Amount, $	%	Amount, $	%	Amount, $	%
A	586,824	67.3%	-	0.0%	700,000	37.5%
B	100,000	11.5%	1,000,000	54.5%	-	0.0%
Subtotal	686,824	78.8%	1,000,000	54.5%	700,000	37.5%
Total, gross	868,252	100%	1,836,427	100.0%	1,864,506	100%

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred. The Company incurred advertising and marketing costs of $319,204 and $91,136 for the three months ended September 30, 2014 and 2013, and $749,212 and $506,393 for the nine months ended September 30, 2014 and 2013, respectively.

Research and Development

Research and development expenses are charged to operations as incurred. The Company incurred research and development costs of $61,623 and $28,233 for the three months ended September 30, 2014 and 2013, and $136,656 and $46,733 for the nine months ended September 30, 2014 and 2013, respectively.

MEDBOX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Fair Value of Financial Instruments

Pursuant to ASC No. 825, Financial Instruments, the Company is required to estimate the fair value of all financial instruments included on its balance sheets. The carrying value of cash, accounts receivable, other receivables, inventory, accounts payable and accrued expenses and notes payable, related party notes payable, customer deposits, provision for customer refunds and short term loans payable approximate their fair value due to the short period to maturity of these instruments. The Company’s marketable securities and related customer deposits require fair value measurement on a recurring basis as the Company has received advance payment of restricted stock in a publicly traded company for contracted services and received warrants for service provided to unrelated third party. The Company has no exposure to gain or loss on the increase or decrease in the value of the marketable securities received as a payment from customer as any shortfall in the ultimate liquidated value of the securities will be supplemented by additional restricted stock from the customer and any liquidation in excess above the Company’s billings will be returned to the customer. The securities received as a payment for services provided will be exposed to gains or losses following their initial evaluation as of the date the revenue was earned.

Warrants and other financial assets received as a payment for the services provided are recorded as “Marketable securities” under the current assets if they are expected to be realized within 12 months. The Company uses the Black-Scholes model to measure the value of the warrants. At each reporting date the Company will reevaluate the value of marketable securities and record any changes in value to other comprehensive income (loss) under “Unrealized gain or losses from marketable securities”.

Embedded derivative - The Company’s convertible notes payable include embedded features that require bifurcation and are accounted for as a separate embedded derivative (see Note 13). The Company has estimated the fair market value of the embedded derivative of the Notes as the difference between the fair market value of the Notes with the conversion feature and the fair market value of the Notes without the conversion feature associated with the embedded derivative, in both cases using relevant market data. In the case of the fair market value of the Notes with the conversion feature, a binomial lattice model was used utilizing a discount rate based on variable conversion probability. In the case of the fair market value of the Notes without the conversion feature associated with the embedded derivative, a discounted cash flow approach was used. The key valuation assumptions used consist of the price of the Company’s stock, a risk free interest rate based on the average yield of a one year Treasury note and expected volatility of the Company’s common stock all as of the measurement dates. The Company considers these inputs Level 3 assumptions.

A three-tier fair value hierarchy is used to prioritize the inputs in measuring fair value as follows:

Level 1	Quoted prices in active markets for identical assets or liabilities.
Level 2
Quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable, either directly or indirectly.

Level 3	Significant unobservable inputs that cannot be corroborated by market data.

The assets or liability’s fair value measurement within the fair value hierarchy is based upon the lowest level of any input that is significant to the fair value measurement. The following table provides a summary of the liabilities that are measured at fair value on a recurring basis.

	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Quoted Prices for Similar Assets or Liabilities in Active Markets (Level 2)	Significant Unobservable Inputs (Level 3)

September 30, 2014
Marketable securities	$208,025	$208,025	$-	$-
Conversion Feature	1,228,108	-	-	1,228,108
Total	$1,436,133	$208,025	$-	$1,228,108

MEDBOX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis:

For the nine months ended September 30, 2014
Total
Beginning balance	$-
Initial recognition of conversion feature	1,776,423
Change in fair value of conversion feature	(548,315)
Ending balance	$1,228,108

Revenue Recognition

The Company applies the revenue recognition provisions pursuant to ASC No. 605, Revenue Recognition, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. The guidance outlines the basic criteria that must be met to recognize the revenue and provides guidance for disclosure related to revenue recognition policies.

The Company recognizes revenue related to consulting fees based upon the terms of the contract. In general, the Company recognizes revenue when a milestone is reached in the contract such as submittal of the license application, awarding of a license or securing the location. In addition, if the contract includes the build out of the client location and the installation of Medbox dispensing machines then the remainder of the revenue is recognized when the facility is completed and available for move-in by the client. The contract terms are broken down in specific milestones with specific attributable revenue to be earned upon successful completion of the milestone terms (i.e. if a milestone is obtaining the license, the condition for the revenue to be recorded is after obtaining the license for the client and the Company will record a specified amount of revenue attributable to this milestone based on the contract). All milestones from the consulting agreements are considered to be substantive for revenue recognition and the revenue is recorded when the work or condition described is performed or achieved. Advance payments from clients in advance of work performed are recorded as customer deposits on the balance sheet.

An allowance for bad debts is established for any customer who is deemed as possibly uncollectible.  Equipment sales not associated with a consulting contract are recognized as the product is shipped and title passes.

Provisions for estimated returns and allowances, and other adjustments are usually provided in the same period the related sales are recorded. The Company will at times allow customers to receive full refunds should regulatory events prevent the customer from being able to operate his contracted location. The provision for returns as well as an allowance for doubtful accounts will be included in the Company’s balance sheet as determined by management. For the year ended December 31, 2013 management determined that no allowances were necessary as there were no known events to create a basis for such provision. During the first quarter of 2014, due to changes in legislation in the San Diego market where the number of licenses were reduced from 130 to 32, the Company determined that it will not be able to perform under all the contracts. As a result, the Company reduced revenue through recording a provision for sales allowances and refunds as reflected in the nine months ended September 30, 2014 of $1,229,710, see Note 10.

Revenue for services with a payment in form of warrants or other financial assets are recognized when the services are performed. The value of revenue is measured using the Black-Scholes model for warrants.

Unrealized gain or loss from marketable securities occurs in the process of the reevaluation of the warrants or other financial assets after their initial recognition valuation. At each reporting date the Company reevaluates the value of marketable securities and reflects the change in the statement of changes in equity under other comprehensive income (loss).

MEDBOX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Cost of Revenue

Cost of revenue consists primarily of expenses associated with the delivery and distribution of our products and services. These include expenses related to the manufacture of our dispensary units, construction expense related to the customer dispensary, site selection and establishment of licensing requirements, and consulting expense for the continued management of the dispensary unit build out, server and security equipment, rent expense, energy and bandwidth costs, and support and maintenance costs prior to when the client moves in. Cost of revenues also includes costs attributed to previously capitalized costs associated with the process of license procurement in targeted markets that are initially inventoried and then allocated among the licenses which the Company helps procure. The previously capitalized costs are charged to cost of revenue in the same period that the associated revenue is earned.   In the case where it is determined that no licenses will be awarded to the Company or if the previously inventoried costs are in excess of the projected net realizable value of the sale of the licenses then the excess cost above net realizable value is written off to cost of revenues.  In addition, cost of revenue related to our vaporizer line of products consists of direct procurement cost of the products along with costs associated with order fulfilment, shipping, inventory storage and inventory management costs.

Basic and Fully Diluted Net Loss Per Share

Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed using the weighted average number of shares of common stock and, if dilutive, potential shares of common stock outstanding during the period from the potential 5 for 1 conversion feature of the Company’s Series A preferred stock outstanding. Potential shares of common stock consist of the incremental shares of common stock issuable upon the exercise of the Company’s 391,281 warrants (presented post stock dividend and adjusted based on settlement agreements signed as of November 12, 2014) to the sellers of Vaporfection International Inc. (“VII”) (see note 3) as the likelihood of exercise is probable due to the low exercise price per share of $0.001 (using the if-exercised method). The computation of basic loss per share for the three month and nine months ended September 30, 2014 and 2013 excludes potentially dilutive securities of 30,000 and 15,000 shares, respectively, because their inclusion would be antidilutive. As of September 30, 2014 and December 31, 2013, the Company had 3,000,000 shares of Series A preferred stock outstanding with par value of $0.001 that could be converted into 15,000,000 shares of the Company’s common stock.

Potentially dilutive securities outlined in the table below have been excluded from the computation of diluted net loss per share, because the effect of their inclusion would have been anti-dilutive.

	For the period ended September 30, 2014	For the period ended September 30, 2013
Financing Warrants to purchase common stock	30,000	15,000
Total potentially dilutive securities	30,000	15,000

Also, the company excluded shares which may be issued from conversion of the convertible notes payable as their inclusion would have antidilutive effect.

Accounts Receivable and Allowance for Bad Debts

The Company is subject to credit risk as it extends credit to our customers for work performed as specified in individual contracts. The Company extends credit to its customers, mostly on an unsecured basis after performing certain credit analysis.  Our typical terms require the customer to pay a portion of the contract price up front and the rest upon certain agreed milestones. The Company’s management periodically reviews the creditworthiness of its customers and provides for probable uncollectible amounts through a charge to operations and a credit to an allowance for doubtful accounts based on our assessment of the current status of individual accounts. Accounts still outstanding after the Company has used reasonable collection efforts are written off through a charge to the allowance for doubtful accounts. As of December 31, 2013, the Company’s management considered all accounts outstanding fully collectible. During the first quarter of 2014, due to changes in legislation in the San Diego market where the number of licenses were reduced from 130 to 32, the Company determined that it will not be able to perform all the contracts. As a result, the Company recorded allowances and refunds of $1,229,710. See also Note 10. In addition, during the second and third quarters of 2014, after a collectability review of our existing receivables the Company recorded an allowance for doubtful accounts receivable in the amount of $679,377 as a part of general and administrative expense.

MEDBOX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Property and Equipment

Property and equipment are recorded at cost. Expenditures for major additions and improvements are capitalized and minor replacements, maintenance, and repairs are charged to expense as incurred. When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period.  Depreciation is provided over the estimated useful lives of the related assets using the straight-line method for financial statement purposes. The Company uses accelerated depreciation methods for tax purposes where appropriate.  The estimated useful lives for significant property and equipment categories are as follows:

Vehicles	5 years
Furniture and Fixtures	5 years
Office equipment	3 years

Assets Held for Resale

During 2014, the Company has entered into various real estate purchase agreements to support the filing of retail dispensary or cultivation facility licenses in certain states and localities. The cost of the acquired real estate is included in Assets Held for Resale on the balance sheet. The Company intends to sell the real estate to a long term investor after the license is granted.  Accordingly, the company does not depreciate assets held for resale.

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

MEDBOX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Reclassifications

Certain amounts from the 2013 consolidated financial statements have been reclassified to conform to the 2014 presentation. During the second quarter of 2014 the Company reclassified some items of product development costs related to VII’s miVape in the amount of $28,470 from Property and Equipment -“Product development” into the Intangible assets-“IP/Technology/Patents”.

Recent Accounting Pronouncements

There were various accounting updates recently issued which are not expected to a have a material impact on the Company's consolidated financial position, consolidated results of operations or cash flows.

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

The amortizable intangible assets have useful lives not exceeding ten years. No amounts have been allocated to in-process research and development and $895,000 was originally allocated to goodwill. In addition, from the date of acquisition through March 31, 2014 and December 31, 2013, the liabilities assumed have been increased by approximately $10,000 and $195,000 respectively as they have been accrued or settled.  No additional adjustments to Goodwill occurred in the six months ended September 30, 2014. Accordingly, $205,000 has also been allocated to goodwill. Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired and is not deductible for tax purposes.

The number of warrants available to selling VII shareholders was increased by 130,427 shares in connection with a settlement with such former VII shareholders.

In addition to the above warrants, the purchase agreement and associated consulting contract with the prior management company of the business unit calls for additional shares of common stock to be issued in the event that the performance of the business unit exceeds $11,818,140 of accumulated EBITBA over the subsequent 4 year operating period. The performance payout is contingent upon future events and accordingly the Company has treated the obtainment of that performance provision as being remote and consequently has not assigned any future value to the purchase price.

MEDBOX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – INVESTMENTS

On February 8, 2013, the Company entered into an agreement with Bio-Tech Medical Software, Inc. (“Bio-Tech”) which would allow the Company to purchase 833,333 shares of common stock which would represent 25% of Bio-Tech’s issued and outstanding shares of common stock for $1,500,000.  The Company advanced $600,000 upon execution of this agreement for the right to purchase with the remaining balance of $900,000 due and payable in installments at various dates by August 25, 2013. On June 26, 2013, the Company notified Bio-Tech that it was canceling the agreement.

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

On June 5, 2014 the Company entered into a sale agreement with an affiliate company owned by the co-founder of the Company for the sale of all Bio-Tech rights and claims and a contribution for legal costs of $4,800 in exchange for the return of 30,000 shares of the Company’s common stock with a fair value of $604,800. These shares are treated as treasury stock and can be reissued.

On March 12, 2013, the Company entered into an agreement with three members of MedVend Holdings LLC (“MedVend”) whereby the Company would acquire 50% of their equity interest in MedVend. The purchase price of the equity interest was $4,100,000. The Company paid an advance of $300,000 upon execution of the contract for the right to purchase and another $300,000 was disbursed as an additional investment to MedVend.  In May 2013, the three members of MedVend were named in a lawsuit by that entity’s minority shareholders alleging improper conveyance of the three members’ ownership interest in MedVend to the Company.  Accordingly, also in May 2013, Medbox filed suit against MedVend and the three members of that entity that were involved in the transaction.

On June 5, 2014 the Company entered into a sale agreement with an affiliate company owned by the co-founder of the Company for the sale of all the MedVend rights and claims and a contribution for legal costs of $4,800 in exchange for 30,000 shares of the Company’s common stock with a fair value of $604,800. These shares are treated as treasury stock and can be reissued.

The shares of common stock received for the Bio-Tech and MedVend sales to the affiliate company are recorded as treasury stock at cost of $1,209,600 for 60,000 shares.

NOTE 5 – INVENTORIES

Inventories are stated at the lower of cost or market value.  Cost is determined on a standard cost basis that approximates the first-in, first-out (FIFO) method.

The consolidated inventories at September 30, 2014 and December 31, 2013 consist of the following:

	September 30, 2014	December 31, 2013
Work in process and related capitalized costs	$1,794,818	$878,956
Deposits on dispensing machines	336,583	138,423
Vaporizers and accessories	164,030	193,575
Dispensing machines	171,466	58,500
Total inventory, net	$2,466,897	$1,269,454

During the third quarter of 2014 the Company wrote down slow moving, older models of vaporizer inventory with a charge to cost of revenue of $329,154.

MEDBOX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2014 and December 31, 2013 consists of:

Property and Equipment	September 30, 2014	December 31, 2013
Office equipment	$22,934	$17,192
Furniture and fixtures	74,404	73,567
Website development	46,922	46,922
Product tooling	50,503	24,100
	194,763	161,781
Less accumulated depreciation	(42,779)	(21,123)
Property and equipment, net	$151,984	$140,658

Product tooling costs are related to the tooling of a new product by VII. These tooling costs are accumulated and capitalized until launch date of the new product which is expected to commence in the fourth quarter of 2014.

NOTE 7 – ASSETS HELD FOR RESALE

In the course of seeking licenses for new locations, the Company has to enter into real estate purchase agreements in order to secure the sites to be developed for clients’ dispensaries and cultivation centers. The Company intends to close on the real estate where purchase agreements have been signed, or to seek partners to replace the Company on each property purchased. During the second quarter of 2014 one of the Company’s subsidiaries entered into a real estate purchase agreement in Washington state. The purchase transaction was closed during the third quarter for a total purchase price of $399,594 partially financed by a promissory note for $249,000. The note bears an interest rate of 12% per year and matures on January 30, 2015. The interest is payable monthly in the amount of $2,490 for six months from the execution date, which was July 28, 2014. In the event of a default, as defined, the interest rate increases to 18% and the note can be accelerated.

Assets held for resale	September 30, 2014	December 31, 2013
Buildings held for resale	$399,594	$-
Assets held for resale	$399,594	$-

NOTE 8 – INTANGIBLE ASSETS

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

Intangible assets	September 30, 2014	December 31, 2013
Distributor relationship	$314,000	$314,000
IP/technology/patents	403,363	332,179
Domain names	131,000	46,000
Non-compete covenants	23,000	23,000
Subtotal	871,363	715,179
Less accumulated amortization	(70,459)	(32,750)
Intangible assets, net	$800,904	$682,429

The estimated useful lives for significant intangible assets are as follows:

Distributor Relationship	10 years
Domain Names	10 years
IP/Technology/Patents	10 years
Non-Compete covenants	3 years

The Company’s management does not believe any impairment of intangible assets has occurred as of September 30, 2014.

MEDBOX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – ACCOUNTS AND NOTES RECEIVABLE

Accounts receivables

As of September 30, 2014, accounts receivable, net of the allowance for doubtful accounts, totaling $337,475 principally represent receivables from clients of the Company’s subsidiary, PVM. The corresponding amount at December 31, 2013 was $1,864,506.

Periodically the Company assesses and reviews the receivables for collectability. As of December 31, 2013, the Company’s management considered all accounts outstanding fully collectible. As of September 30, 2014 due to changes in business environment and contractual covenants the Company recorded a provision for uncollectible receivables. The provision primarily consists of San Diego clients’ receivables for the contracts signed prior to 2014 which were determined to be uncollectible during the second quarter of 2014 and receivables from Arizona clients deemed uncollectible in the third quarter of 2014. In addition some Nevada clients could not perform under their respective contracts and requested a settlement, one of the three of which had an outstanding receivable of $17,000. As the result the Company wrote off these receivables by recording a provision for sales returns and refunds in the total amount of $842,825 as of September 30, 2014. For further details see Note 10.

Notes Receivable current

During the third quarter of 2014 one of the Company’s clients signed a note for $75,000 as a payment on accounts receivable. The note is due on December 31, 2014 and bears an interest rate of 7.5%.

Notes Receivable non-current

During December 2013, the Company entered into a multiple advance secured promissory note for $1,000,000 with a Canadian partner, all transactions with whom are considered to be on an arms-length basis. This note is due and payable, together with interest at 5% per annum on December 10, 2018. As of September 30, 2014 and December 31, 2013 the outstanding balance of this note receivable was $155,000 and $115,000 respectively.

NOTE 10 – ALLOWANCES AND REFUNDS

Sales Allowances and refunds

Due to changes in legislation in the San Diego market where the number of licenses being granted were reduced from 130 to 32, the Company reassessed the chances of performing its contracts with clients who opted for the San Diego market. Based on the reassessment, the Company determined that it would not be able to perform all the contracts due to the significant reduction in the number of available licenses in late March 2014. Also, during the second quarter of 2014, some Nevada clients could not proceed with their respective contracts and requested a settlement in the form of a partial reimbursement.

As a result, the Company recorded a provision for allowances and refunds in the amount of $842,825 with a corresponding decrease in accounts receivable and recorded a direct reduction in revenue of $22,500 from a contract cancellation. In addition some of the contracts included a refund provision. The refunds were estimated by the Company in the amount of $386,885 and accordingly a provision for allowances and refunds was recorded reducing sales revenue in 2014.

Also during the first quarter of 2014 the Company negotiated payments totaling $88,000 and paid out $352,885 from the provisions for refunds during the second quarter of 2014. As of September 30, 2014, the outstanding balance of the provision for refunds was $34,000, which has been classified as a part of “Accounts payable and other accrued expenses” on the balance sheet. The balance is expected to be reimbursed to clients by the end of 2014.

Allowance for doubtful accounts

During the first nine months of 2014, the Company identified $679,377 of accounts receivable where management determined that collection was not likely and although the Company will make continued efforts to collect the full value of the various accounts receivable, the Company charged to bad debt expense $679,377. Two accounts were written off during the first nine months of 2014 in the amount of $148,600 leaving a remaining balance of $530,777 as of September 30, 2014.

 MEDBOX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – MARKETABLE SECURITIES AND CUSTOMER DEPOSITS

Marketable securities

Marketable securities of the Company represent the shares received as a payment from clients for services provided.

Marketable securities	Value as of September 30, 2014	Value as of December 30, 2013
Shares received as a payment from client	$176,400	$184,800
Securities from MJ Holdings, Inc.	31,625	-
Total marketable securities	$208,025	$184,800

As of September 30, 2014 and December 31, 2013 the fair value of these marketable securities was $208,025 and $184,800, respectively.

As of September 30, 2014, the Company held as a deposit 7,000,000 restricted shares (issued on September 5, 2013) as payment for $300,000 in accounts receivable billed to a customer. The fair value of the shares as of September 30, 2014 and December 31, 2013 (with 12% restricted stock discount as of December 31, 2013 and without a discount at September 30, 2014 because the restriction lapsed in 2014) was $176,400 and $184,800, respectively. The value of these unliquidated shares is offset against the outstanding amounts owed to the Company up to $300,000 (the value of receivable of the client) until such time that the shares are liquidated and only at that time that the cash proceeds are used to pay off the receivable will any excess cash received be returned to the client in accordance with the contract.

On May 19, 2014 the Company entered into an agreement with MJ Holdings, Inc., a publicly traded company that provides real estate financing and related solutions to licensed marijuana operators. The Company will market MJ Holdings' real estate financial products and offerings to its consulting clients and will direct all incoming real estate related opportunities to MJ Holdings. Under the agreement, the Company will receive 50% of management fees and profits realized from the real estate opportunities it presents, in addition to warrants to purchase shares in MJ Holdings. The initial term of the agreement is six months, and will renew automatically for successive one month terms, unless one of the parties notifies the other in writing of its the intention to terminate the agreement. MJ Holdings, Inc. agreed to issue to the Company, for this six month term of the contract, 33,333 warrants to purchase common stock on each month’s anniversary of the contract. As of September 30, 2014 the Company received five warrants for the services provided under the agreement. The following table represents the initial recognition value and subsequent adjustment as of reporting date:

Warrants	Initial Fair Value	Fair Value at Conversion	Gain or (Loss)	Fair Value as of September 30, 2014
Warrant #1	$95,866	$(94,719)	$(1,147)	$-
Conversion of the Warrant #1 to 10,825 shares	-	94,719	(72,961)	21,758
Warrant #2	2,666		(2,033)	633
Warrant #3	53,867		(53,033)	834
Warrant #4	30,600		(29,333)	1,267
Warrant #5	7,133		-	7,133
Total	$190,132	$-	$(158,507)	$31,625

At initial recognition the value of warrants is recorded as “Marketable securities” and “Revenue” for services provided. Subsequent to initial recognition all valuation adjustments are reflected through other comprehensive income (loss) as “Unrealized gain or losses from marketable securities”. In June 2014, warrant #1 was converted to 10,825 shares of MJ Holdings common stock through the cashless exercise option. The fair value of the shares as of September 30, 2014 was $21,758. The Company uses the published closing price of the stock to value the stock held by the Company.

 MEDBOX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – MARKETABLE SECURITIES AND CUSTOMER DEPOSITS, CONTINUED

The Company uses a Black-Scholes model to measure the value of the warrants. The following data were introduced in the model in order to assess the value of the warrants assuming that the Company expects to keep the warrants for six months:

Black-Scholes Calculator Data	Initial Valuation and Recognition
	#1	#2	#3	#4	#5
Warrant
Stock price, $	8.69	4.00	8.00	6.15	2.01
Exercise price, $	6.41503521	8.454933	7.874619	6.953694	3.534120
Time to maturity, Years	0.5	0.5	0.5	0.5	1.0
Annual risk-free rate, %	0.05	0.05	0.05	0.05	0.04
Annualized volatility, %	70.0	70.0	70.0	70.0	70.0
Black-Scholes Value per warrant, $	2.876	0.080	1.616	0.918	0.214
Number of warrants/shares	33,333	33,333	33,333	33,333	33,333
Total value of warrants/shares, $	95,866	2,666	53,867	30,600	7,133

The following data were used by the company for the Black-Scholes model valuation of the warrants as of September 30, 2014:

Fair Value of Warrants	As of September 30, 2014
	#2	#3	#4	#5
Warrant
Stock price, $	2.01	2.01	2.01	2.01
Exercise price, $	8.454933	7.874619	6.953694	3.534120
Time to maturity, Years	1.0	1.0	1.0	1.0
Annual risk-free rate, %	0.13	0.13	0.13	0.13
Annualized volatility, %	70.0	70.0	70.0	70.0
Black-Scholes Value per warrant, $	0.019	0.025	0.038	0.214
Number of warrants/shares	33,333	33,333	33,333	33,333
Total value of warrants/shares, $	633	834	1,267	7,133

Customer deposits

Advance payments from customers are recorded as customer deposits on the balance sheet.

Customer deposits	September 30, 2014	December 31, 2013
Advance payments from customers	$512,050	$127,550
Advance payments for vaporizers	75,038	75,636
Total customer deposits	$587,088	$203,186

 MEDBOX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – SHORT-TERM DEBT

Short-term debt as of September 30, 2014 and December 31, 2013 consisted of:

Short-term debt	September 30, 2014	December 31, 2013
Notes payable to unrelated third party	$299,605	$75,000
Notes payable to related party	491,674	111,794
Total short-term debt	$791,279	$186,794

On July 28, 2014 one of the Company’s subsidiaries executed a promissory note for $249,000 for the purchase of real estate (also see note 7). The note matures on January 30, 2015 and bears 12.0% interest annually. The interest is payable monthly starting August 1, 2014 with a final, sixth payment on January 1, 2015. In the event of a default, as defined, the interest rate increases to 18% and the note can be accelerated. The December 31, 2013 balance of the $75,000 note payable to an unrelated third party was paid in full during nine months of 2014. The notes payable to related parties bear no interest.

The short term loan represents the outstanding balance in the amount of $50,605 of the financing in the amount of $137,160 for the Directors’ & Officers’ (D&O) liability insurance and $22,160 for product liability insurance. The financing of D&O insurance bears 4.25% interest and is payable in monthly payments of $15,511 for nine months with the first payment due on March 5, 2014 and the last payment due on November 5, 2014. The financing of product liability insurance bears 5.99% interest and is payable in monthly payments of $2,524 for nine months with the first payment due on September 5, 2014 and the last payment due on May 5, 2015.

MEDBOX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – CONVERTIBLE NOTES PAYABLE AND DERIVATIVE LIABILITY

On July 21, 2014, as amended on September 19, 2014 and October 20, 2014, the Company entered into a Securities Purchase Agreement whereby the Company agreed to issue convertible debentures (“July 2014 Purchase Agreement Debentures”) in the aggregate principal amount of $3,500,000, in five tranches. The initial closing in the aggregate principal amount of $1,000,000 occurred on July 21, 2014. The second closing in the amount of $1,000,000 occurred on August 26, 2014; the third of $500,000 on September 26, 2014. The fourth and fifth, each in the amount of $500,000, are to occur within 2 and 5 business days, respectively, of the effective date of the registration statement filed by the Company for the resale of the shares of common stock issuable upon conversion of the July 2014 Purchase Agreement Debentures. The July 2014 Purchase Agreement Debentures bear interest at the rate of 10% per year. The debt is due July 21, 2015, with repayment, including accrued principal and accrued interest, beginning on the eleventh day of the fourth month after issuance and will continue on the eleventh day of each following 8 successive months thereafter.

Also on September 19, 2014, as amended on October 20, 2014, the Company entered into a securities purchase agreement pursuant to which it agreed to issue convertible debentures (“September 2014 Purchase Agreement Debentures”) in the aggregate principal amount of $2,500,000, in two tranches. The initial closing in the principal amount of $1,000,000 occurred on September 19, 2014. The second closing, of $1,500,000, is to occur within 2 days of the effective date of the registration statement filed by the Company for the resale of the shares of common stock issuable upon conversion of the September 2014 Purchase Agreement Debentures. The September 2014 Purchase Agreement Debentures bear interest at the rate of 5% per year. The debt is due September 19, 2015, with repayment, including accrued principal and accrued interest, due in nine monthly installments, commencing the fourth month after issuance.

Both the July 2014 Purchase Agreement Debentures and September 2014 Purchase Agreement Debentures, share the following significant terms:

Conversion - All amounts are convertible at any time, in whole or in part, at the option of the holders into shares of the Company's common stock at a conversion price, or Fixed Conversion Price, which is subject to adjustment as described below.

The Notes are initially convertible into shares of the Company's common stock at the initial Fixed Conversion Price of $11.75 per share. The Fixed Conversion Price is subject to adjustment for stock splits, combinations or similar events. If the Company makes any subsequent equity sales (subject to certain exceptions), under which an effective price per share that is lower than the Fixed Conversion Price, then the conversion price will be reduced to equal such price. The July 2014 Securities Purchase Agreement exempts any sales pursuant to the September 2014 Purchase Agreement Debentures from the July 2014 Purchase Agreement Debentures conversion price adjustments.

The Company may make payments on the debt in cash, prompting a 30% premium or, subject to certain conditions, in shares of common stock valued at 70% of the lowest volume weighted average price of the common stock for the 20 prior trading days. However, in the event the registration statement filed by the Company in connection with the respective purchase agreements is not effective within 120 days of the initial closing date under the July 2014 Purchase Agreement and 120 days of the initial closing date under the September 2014 Purchase Agreement, the July 2014 Purchase Agreement Debentures’ and the September 2014 Purchase Agreement Debentures’, respectively, conversion rate will be, during the period commencing 120 days after the initial closing date until the registration statement is effective, equal to 63% of the lowest volume weighted average price of the common stock for the 20 prior trading days. If the aforementioned registration statement is not effective within 160 days of the initial closing date, each of the debentures’ conversion rate will be, during the period commencing 160 days after the initial closing date until the registration statement is effective, equal to 60% of the lowest volume weighted average price of the common stock for the 20 prior trading days.

In connection with each of the purchase agreements, the Company entered into a registration rights agreement with the respective investors, pursuant to which the Company agreed to file a registration statement for the resale of the shares of common stock issuable upon conversion of, or payable as principal and interest on, the respective debentures, within 45 days of the initial closing date under each agreement, and to have such registration statements declared effective within 120 days of the initial closing dates of each purchase agreement.

The $3.5 million principal amount of the Notes were issued net of $227,500 debt origination costs and $1.776 million initial fair value of the embedded derivative. The conversion feature of the notes meets the definition of a derivative under ASC 815 and requires bifurcation and is accounted for as a separate embedded derivative. Therefore, initially the embedded derivative was recorded on the balance sheet as a derivative liability at its estimated fair value of $1.776 million and created a discount on the Notes that will be amortized over the life of the Notes using the effective interest rate method. The fair value of the embedded derivative will be measured and recorded at fair value each subsequent reporting period and changes in fair value will be recognized in the statement of operations as a gain or loss on derivative. See Note 2 Fair value measure for additional information on the fair value and gains or losses on the embedded derivative.

MEDBOX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other currents assets as of September 30, 2014 and December 31, 2013 consisted of:

Prepaid expenses and other current assets	September 30, 2014	December 31, 2013
Prepaid expenses
Deferred loan cost	$196,250	$-
Rent	5,262	3,962
Directors & officers insurance	77,645	-
Professional fees	30,000	52,739
Other vendors	68,750	32,540
Other current assets
Earnest money deposits, net	634,288	-
Prepaid expenses and other current assets	$1,012,195	$89,241

Deferred loan cost represents the cost to secure the convertible note payable financing in the third quarter of 2014. The deferred loan costs will be amortized to expense over the life of the loans.

Earnest money deposits consist of amounts paid to open escrow accounts for the purchase of multiple properties to be used to develop retail dispensary or product cultivation facilities. Also it includes amounts paid to extend the closing dates on some purchase agreements.

MEDBOX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 – RESTRICTED STOCK AND RESTRICTED STOCK UNITS (“RSUs”)

On July 23, 2014, in connection with the election of a new Chairman, President and CEO, the Company entered into a two year employment contract with the new CEO. Under the employment contract, the CEO received an award of RSU’s, to be issued within 90 days of the effective date of the Employment Agreement, under the Equity Incentive Plan adopted by the Company, in the amount of the greater (by value) of 50,000 shares of common stock or $500,000 of common stock based on the volume weighted average price for the 30 day period prior to the date of the grant. The Company also agreed to make an equal stock award to the CEO on each anniversary date of the employment agreement. The RSU’s vest immediately during each year of the employment contract.   As of September 30, 2014, the fair value of the grant was $711,500 which is being amortized over the CEO’s one year service period.

On August 21, 2014, the Compensation Committee of the Board of Directors granted Restricted Stock and RSU’s to two Board members who were elected to the Board on April 9, 2014. Under the award, the Directors received 346,875 shares of restricted stock and 121,875 RSU’s under which the holders have the right to receive 121,875 shares of common stock. The grant date fair value of the restricted stock was $3,607,500 and the grant date fair value of the RSU’s was $1,267,500. The restricted Stock and RSU’s vest over the remaining first year of the new Board members’ term ending on March 31, 2015. The fair value of the grant is being amortized over the period from the date of grant, August 21, 2014 to the end of the first year of the Board members’ term, March 31, 2015. Under the Board members’ contracts, additional grants will be made for the second year of the contract.

A summary of the activity related to restricted stock and RSUs for the nine months ended September 30, 2014 is presented below:

Restricted stock	Total shares	Grant date fair value
Restricted stock non-vested at January 1, 2014	-	$-
Restricted stock granted	346,875	10.40
Restricted stock vested	(178,125)	10.40
Restricted stock forfeited	-	-
Restricted stock non-vested at September 30, 2014	168,750	$10.40

Restricted stock units (RSU's)	Total shares	Grant date fair value
Restricted stock non-vested at January 1, 2014	-	$-
Restricted stock granted	171,875	10.40
Restricted stock vested	(115,625)	10.40
Restricted stock forfeited		-
Restricted stock non-vested at September 30, 2014	56,250	$10.40

A summary of the expense related to restricted stock and RSUs for the three and nine months ended September 30, 2014 is presented below:

Summary of the expense related to Restricted Stock and RSUs	Three months ended September 30, 2014	Nine months ended September 30, 2014
Restricted Stock	$663,262	$663,262
RSU's	368,378	368,378
Restricted stock non-vested at September 30, 2014	$1,031,640	$1,031,640

MEDBOX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 – RELATED PARTY TRANSACTIONS

The Company utilizes Vincent Chase Inc., which is a related party and 100% owned by a co-founder of the Company for management advisory and consulting services.  During the nine months ended September 30, 2014, the Company incurred $150,000 for these services at the rate of $12,500 per month for the first half of 2014 and $25,000 for the three months ended September 30, 2014.

During 2013, the Company issued two promissory notes payable to Vincent Chase Inc., on September 20, 2013 in the amount of $150,000 and on October 28, 2013 in the amount of $100,000. At December 31, 2013 the outstanding amount for the combined notes was $111,794. As of September 30, 2014 these notes were repaid in full.

During the first nine months of 2014, the Company issued four notes payable to PVM International Inc. (“PVMI”), a related party which is 100% owned by a co-founder of the Company in the amounts of $250,000, $100,000, $500,000, and $375,000.  These notes were subsequently partially repaid leaving $391,674 outstanding as of September 30, 2014. During the first nine months of 2014, the Company issued a notes payable to Vincent Chase, Inc., a related party which is 100% owned by a co-founder of the Company in the amounts of $100,000. The aggregate amount of outstanding notes payable to related parties as of September 30, 2014 was $491,674. The notes bear no interest and are payable on demand.

During the first nine months of 2014, the Company had sales to a related party and shareholder in the amount of $1,000,000. In addition, the same related party paid the Company $150,000 during the first quarter of 2014 on behalf of one of its partners.

On October 9, 2014 the Company made a principal payment to PVMI for $3,197.

On July 21, 2014, the Company also paid $75,000 to PVMI as a partial payment for advances made by PVMI for escrow deposits used to secure properties for possible license acquisition in the San Diego market area.

The Company utilized Dr. Bruce Consulting which is a related party and 100% owned by one of Company’s major shareholders and former Chief Executive Officer for management consulting and advisory service. During the nine months ended September 30, 2014 the Company incurred expenses in the amount of $18,750 for consulting and advisory services to Dr. Bruce Consulting. The Company will pay an additional $12,500 for consulting services to be provided in November 2014.

During the application process for dispensaries and cultivation centers in Illinois, which took place in September, 2014, Dr. Bruce Bedrick, a major shareholder, provided funding to the applicant entity in the amount of $500,000. This amount was returned by the applicant entity to Dr. Bruce Bedrick by September 30, 2014.

During the third quarter of 2014 the CEO of the company and the Chairman of the board, Mr. Guy Marsala received 20,000 shares from the founder and major shareholder of the Company out of his personal holdings to compensate Mr. Marsala for his performance. On October 24, 2014 the Compensation Committee of the Board of Directors recommended that shares be returned to the founder and issued by the Company as part of the yearly RSU grant. In November 2014, Mr. Marsala returned 20,000 shares to founder and major shareholder and 20,000 additional shares were approved to increase Mr. Marsala’s first year RSU grant from 50,000 RSU’s to 70,000 RSU’s. (for details see Note 19 – “Subsequent events”)

During the third quarter of 2014, the Company created the following affiliated entities in connection with license applications: A. Hanna Growers, Inc., Herbal Choice of Illinois, Inc., Nature’s Treatment of Illinois, Inc., Green Blossom of Illinois, Inc., Midwestern Compassionate Care of Illinois, Inc., Midwestern Wellness Group of Illinois, Inc., Green Blossom, Inc., Nature’s Treatment, Inc. and Herbal Choice, Inc.

MEDBOX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 – STOCKHOLDER’S EQUITY

Preferred Stock

In November 2011, the Company issued 6,000,000 shares of $0.001 par value Series A convertible preferred stock to the founder and a shareholder of the Company. This preferred stock can be converted to common stock at a ratio of 1 (one) share of Series A Preferred Stock to 5 (five) shares of common stock.  In October 2012, 3,000,000 shares of Series A Preferred Stock were returned to the Company by the shareholder and reissued to the founder.  In January 2013, the founder returned to the Company the 3,000,000 shares of Series A Preferred Stock and they were immediately cancelled. As of September 30, 2014, there are 3,000,000 shares of Series A Preferred Stock outstanding.

Common Stock

On June 5, 2014 the Company entered into two separate sale agreements with an affiliate company owned by the co-founder of the Company. One was for the sale of all Bio-Tech rights and claims and a contribution for legal costs of $4,800 in exchange for 30,000 shares of Company common stock with a fair value of $604,800 and another for the sale of all the MedVend rights and claims and a contribution for legal costs of $4,800 in exchange for 30,000 shares of Company common stock with a fair value of $604,800. These 60,000 shares of common stock are treated as treasury stock and can be reissued.

During the first quarter of 2014, the Company issued 485,830 shares of common stock at the price of $5.00 per share, resulting in net cash proceeds of $2,427,859.

On December 19, 2013 the Company declared a 1:1 common stock dividend on each share of outstanding common stock. This stock dividend aggregating 14,762,875 common shares was issued on February 3, 2014. Accordingly, the Company’s 2013 condensed consolidated financial statements have been retroactively stated to reflect the common stock dividend.

On September 8, 2014 the Company issued 93,751 shares of common stock to two board members from a total grant of 346,875 awarded by the Compensation Committee to board members.

MEDBOX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 – COMMITMENTS AND CONTINGENCIES

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

In addition, the Company leases office facilities located at West Hills, California and Scottsdale, Arizona from unrelated third parties at a monthly rate of $1,300 and $1,420. The West Hills lease is on a month to month basis. The Arizona lease is a non-auto renewing lease with the most current agreement covering the period from May 1, 2014 to October 31, 2014. The company terminated the West Hills and Scottsdale leases effective November 1, 2014.

On December 17, 2013 the Company’s subsidiary Vaporfection International Inc. entered into a 1 year non-cancelable office lease in Deerfield Beach, Florida. The lease started on January 1, 2014 at a monthly rate of $1,981. After December 31, 2014 the lease converts to a month to month basis.

The Company rents virtual offices/meeting spaces in Tokyo, New York, Toronto and Seattle on a month to month basis for an aggregate of approximately $390 per month. The payment is charged to rent expense as incurred.

Total rent expense under operating leases for the three months ended September 30, 2014 and 2013 was $53,114 and $48,069,  and for the nine months ended September 30, 2014 and 2013  was $156,716 and $91,983,.

Retail/Cultivation facility leases

The Company’s business model of acquiring retail dispensary and cultivation licenses has made it important to acquire real estate either through lease arrangements or through purchase agreements in order to secure a possible license. On May 8, 2014, the Company entered into a lease agreement for five years with a monthly payment of $7,400 in order to apply for a license and build-out of a location for a client. Also, on July 22, 2014 one of the Company’s subsidiaries Medbox Property Investments, Inc., entered into a new lease for a facility which will be used in the application process for both a dispensary and cultivation facility. The company paid an initial security deposit of $30,000 and the lease is payable monthly at a rate of $20,000 per month. The lease has a five year term, but is contingent upon license approval which allows for early termination of the lease after January 1, 2015 if the license is not granted.

The following table is a summary of our material contractual lease commitments as of September 30, 2014:

Year Ending	Office Rent	Retail/Cultivation Facility Lease
2014	$44,484	$22,200
2015	177,936	88,800
2016	177,936	88,800
2017	88,968	88,800
2018	-	88,800
2019	-	29,600
Total	$489,324	$407,000

MEDBOX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 – COMMITMENTS AND CONTINGENCIES, CONTINUED

Real Estate Commitments

As part of the changes in the Company’s business model, the Company entered in various real estate purchase agreements at various times in order to allow the filing of retail dispensary or cultivation facility licenses in certain states and localities. These purchase agreements generally provide for a period of due diligence and a termination clause in the event that the Company is unable to obtain a license for its client. The agreements generally also provide for some monthly payment from escrow in order to compensate the real estate owner for the passage of time until the sale transaction is complete. Most of these payment releases from escrow are nonrefundable but applicable towards the purchase price if the Company decides to proceed with the purchase. Subject to approval of the license for a dispensary or cultivation center, the Company intends to close on the real estate where purchase agreements have been signed, or to seek partners to replace the Company on each property purchased.

During the nine months period ended September 30, 2014 the Company paid $634,288 either by deposit into twelve escrow accounts or direct payments to sellers, to secure the purchase and/or extend the closing dates on real estate to be used for future retail/cultivation facilities with an aggregate purchase price of $23,030,000. The real estate purchase agreements have closing dates varying between December 1, 2014 and February 10, 2015.

During the second quarter of 2014 one of the Company’s subsidiaries entered into a real estate purchase agreement in Washington state. The purchase transaction was closed during the third quarter for a total purchase price of $399,594 partially financed by a promissory note for $249,000.

During July 2014 one of the real estate properties that MJ Property Investments, Inc. opened escrow on was foreclosed upon and the agreement was canceled and escrow money in the amount of $10,000 was reimbursed to the Company on July 28, 2014.

During July 2014, MJ Property Investments, Inc. allowed the escrows to expire on two agreements with an aggregate purchase price of $2,500,000 and forfeited $100,000 in earnest money due to unfavorable terms demanded by the sellers to extend the escrow and closing date.

A summary of open real estate purchase transactions as of September 30, 2014 is represented in the table below:

Property	Purchase price	Closing date	Net escrow balance	Date escrow opened	Additional rents/fees paid to extend closing date
1	$3,500,000	12/11/2014	$60,000	07/25/2014	$-
2	3,650,000	01/05/2015	35,000	07/21/2014	-
3	2,450,000	12/01/2014	80,000	08/13/2014	-
4	790,000	01/01/2015	24,288	08/12/2014	-
5	480,000	01/31/2015	16,000	08/12/2014	-
6	2,100,000	02/10/2015	90,000	08/13/2014	-
7	595,000	01/31/2015	10,000	08/13/2014	-
8	3,250,000	02/10/2015	90,000	08/19/2014	-
9	2,400,000	02/08/2015	19,000	08/19/2014	-
10	2,300,000	01/08/2015	80,000	08/19/2014	-
11	695,000	10/18/2014	10,000	06/28/2014	-
12	820,000	10/18/2014	45,000	06/28/2014	7,893
13	-		75,000	07/21/2014	-
Total	$23,030,000		$634,288		$7,893

Property 13 represents the advance on July 21, 2014 of $75,000 to PVMI, a related party, as a partial payment for advances made by PVMI for escrow deposits used to secure properties for possible license acquisition in the San Diego market area.

The closing dates on agreements Property 11 and 12 have been extended to 12/31/2014 and 01/15/2015, respectively subsequent to September 30, 2014.

Other Commitments

The Company has an obligation to a prior manufacturer of VII products to purchase certain unused components after a certain period of time. The amount the Company is now committed to purchase is approximately $56,000.

MEDBOX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19– SUBSEQUENT EVENTS

During the third quarter of 2014, the CEO of the company and the Chairman of the board, Mr. Guy Marsala received 20,000 shares from the founder and major shareholder of the Company out of his personal holdings to compensate for his superior performance. On October 24, 2014 the Compensation Committee of the Board of Directors recommended that shares be returned to the founder and issued by the Company as part of the yearly RSU grant. In November 2014, Mr. Marsala returned 20,000 shares to founder and major shareholder and 20,000 additional shares were approved to increase Mr. Marsala’s first year RSU grant from 50,000 RSU’s to 70,000 RSU’s.

On October 17, 2014 the company entered into an assignment agreement with its affiliate PVM International (PVMI) through which PVMI assigned all rights and titles for any opened escrow on real estate purchase agreements in San Diego in exchange for a related party notes payable from the Company. As of the signing date the agreement was valued at $190,400 which represented the value of escrow deposits paid by PVMI for eight different real estate agreements. Also on the date of the assignment agreement the Company paid $50,000 into an escrow account for PVMI. The escrow was related to one of the eight real estate purchase agreements that were part of the assignment.

As of October 30, 2014 the Company was unsuccessful in obtaining the license associated with one of the locations. As a result the Company canceled one agreement with a purchase price of $3,500,000 and received the earnest money refund in the amount of $60,000 out of initially $100,000 paid; $40,000 represents a non-refundable fee according to the agreement that the escrow would release to seller $10,000 on the first day of each month following the signing and additional $10,000 with signing on July 21, 2014.

On October 20, 2014 the Company received a $155,000 payment on the promissory note receivable from its Canadian partner plus accrued interest of $6,423.56. The full payment retired the note receivable.

Effective November 1, 2014 the Company terminated two leases from unrelated third parties for offices located in West Hills, California and Scottsdale, Arizona with monthly lease payments of $1,300 and $1,420. The West Hills lease was on a month to month basis. The Arizona lease term expired on October 31, 2014.

The Company utilized Dr. Bruce Consulting which is a related party and 100% owned by one of Company’s major shareholder and former Chief Executive Officer for management consulting and advisory service. The Company paid an additional $12,500 for consulting services in November 2014.

On October 13, 2014, Mr. Vincent Mehdizadeh resigned as an officer of the Company. Mr. Mehdizadeh will continue to serve as a consultant to the Company. In his new role, Mr. Mehdizadeh will provide consulting services and will have the title of Founder and Senior Advisor.  In connection therewith, on October 13, 2014, the Company entered into a consulting agreement with Mr. Mehdizadeh, pursuant to which the Company agreed to pay Mr. Mehdizadeh a monthly fee of $25,000 for consulting services to be performed by Mr. Mehdizadeh. The monthly consulting fee will be reduced to $12,500 per month if Mr. Mehdizadeh is engaged in trading any of the Company’s securities at any time within the preceding 30 day period.  The consulting agreement has a two-year term, which term will automatically be extended for successive additional one-year terms, unless either party provides written notice to the other 90 days prior to the expiration of the initial term or any successive term, that Mr. Mehdizadeh’s agreement will not be extended.

As of filing date the Company issued 337,186 shares of common stock to two board members from a total grant of 346,875 awarded by the Compensation Committee to board members.

On October 16, 2014, Thomas Iwanski resigned as Chief Financial Officer, and C. Douglas (“Doug”) Mitchell was elected as Chief Financial Officer of the Company and Corporate Secretary.

Mr. Iwanski agreed to serve as a consultant to the Company for a transition period. The Company agreed to pay Mr. Iwanski $10,000 for services provided during the month of October 2014 and $200 per hour for consulting services rendered after October 31, 2014.  The Company also agreed to issue Mr. Iwanski 100,000 Restricted Stock Units (“RSU’s”) for his service to the Company.

MEDBOX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 – SUBSEQUENT EVENTS, CONTINUED

In connection with Mr. Mitchell’s election as Chief Financial Officer, on October 16, 2014, the Company entered into an employment agreement with Mr. Mitchell (the “Employment Agreement”). Pursuant to the Employment Agreement, the Company agreed to engage Mr. Mitchell, and Mr. Mitchell agreed to serve as the Company’s Chief Financial Officer, for a two-year term, which term will automatically be extended for successive additional one-year terms, unless either party provides written notice to the other 90 days prior to the expiration of the initial term or any successive term, that the Employment Agreement will not be renewed. The Company agreed to pay Mr. Mitchell a salary of $190,000 per year and to pay Mr. Mitchell $2,500 per month for living expenses in the West Hollywood, California area. Mr. Mitchell will also be entitled to an annual bonus of up to 35% of his salary, payable of up to 50% in cash and the balance payable in equity of the Company, subject to performance criteria and objectives to be established by mutual agreement of the CEO of the Company and Mr. Mitchell within 90 days of the effective date of the Employment Agreement, and thereafter from time to time by the CEO in consultation with Mr. Mitchell. Mr. Mitchell will also be entitled to an award of restricted stock units, to be issued within 90 days of the effective date of the Employment Agreement, under the Company’s Equity Incentive Plan, in the amount of 7,500 shares of common stock each calendar quarter Mr. Mitchell serves as Chief Financial Officer of the Company.

The Company may terminate the Employment Agreement with or without Cause (as defined in the Employment Agreement) upon written notice to Mr. Mitchell. In the event the Company terminates the Employment Agreement without Cause, Mr. Mitchell terminates the Employment Agreement with Good Reason (as defined in the Employment Agreement), or the Employment Agreement is not renewed as a result of notice to Mr. Mitchell provided 90 days prior to expiration of the initial or a renewal term, Mr. Mitchell will be entitled to payment of one-half his annual salary. Termination by the Company within 365 days of a Change of Control (as defined in the Employment Agreement) in the absence of Cause will conclusively be deemed a termination by the Company without Cause.

On October 22, 2014, Jennifer S. Love was elected to the board of directors of the Company. Ms. Love was also elected to serve as Chairperson of the Audit Committee.

Ms. Love, 52, has been Senior Vice President and Chief Security Officer of Cablevision Services Corporation since August 2012. Previously, from 1987 to 2012, Ms. Love was with the Federal Bureau of Investigation, including as Assistant Director of the Security Division from July 2011 to June 2012. Ms. Love received a Bachelor of Science in Accounting from Jackson State University. Jennifer Love was granted 19,452 RSU’s for 2014.  Her contract calls for grants of 100,000 RSU’s for each succeeding year of service beginning on April 1, 2015.

On October 19, 2014, the Company received the sixth (last) warrant for 33,333 shares of common stock as a payment for services provided to MJ Holdings. The warrant was initially valuated at $13,033 using the Black Scholes model.

On October 30, 2014, the Company appointed Tim Morrissey as V.P. and Director of Vaporfection International, Inc. Mr. Morrissey is the founder and Chief Executive Officer of Head Choice Inc., which is involved in many facets of the vaporization industry including consultation, manufacturing, sales and distribution.

The Company plans to re-file an amendment to the Form S-1 it filed in connection with the July 2014 and September 2014 purchase agreements to include financial information from this Form 10-Q on or about November 14, 2014. The Company expects that the amended Form S-1 will become effective 20 days following the filing of this amendment, on or about December 4, 2014.

The registration rights agreement entered into in connection with the July 2014 purchase agreement requires the Company to have a Form S-1 declared effective on or before November 18, 2014. As noted above, it is expected the amended Form S-1 will not be effective until December 4, 2014. As a result of the delay in effectiveness for the Form S-1, the conversion rate for the common stock to be issued as repayment of the debentures issued pursuant to the July 2014 purchase agreement will be, during the period commencing 120 days after the initial closing date until to the registration statement is effective, reduced to 63% of the volume weighted average price for 20 days prior to the issuance from 70% of the volume weighted average price originally stipulated in the loan agreements. This reduction in the conversion rate will increase our interest expense beginning in the fourth quarter of 2014.

On November 10, 2014, the Los Angeles Regional Office of the Securities and Exchange Commission (the “SEC”) notified the Company that it is conducting an investigation pertaining to the Company and issued a subpoena to the Company for documents from December 1, 2011 to the present relating to the matters it is reviewing. The Company plans to cooperate fully with the SEC staff to complete the investigation on a timely basis.

The SEC said it is trying to determine whether there have been any violations of the Federal Securities Laws. It said further that the fact of the investigation does not mean that it has concluded that the Company or anyone else has broken the law or that it has a negative opinion of any person, entity or security.

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

2.
Revenues on dispensary unit and vaporizer sales. Medbox machines retail for approximately $50,000 for each machine set (including the POS system). In addition, many consulting contracts bundle the sale of the dispensary units within the scope of deliverables to be provided that might also include location build out costs Gross margins on our tabletop vaporizer sales and accessories are expected to initially average out to a net loss position due to initial higher manufacturing costs prior to the cost reduction process that we have undertaken. Our introduction of our portable miVape product in late third quarter of 2014 is expected to provide a cost effective product with industry standard margins while providing significant value to the customer.

3.
Other revenue includes sales of territory rights, sales/leases of management rights of newly awarded dispensary licenses, and sales/leases of management rights of newly acquired dispensary licenses and physical locations. We enter in transactions with clients who are interested in being granted the right to have us engage exclusively with them in certain territories (which we describe as territory rights), operating existing dispensary locations and buying previously issued dispensary licenses.  Terms for each deal are varied and the sales arrangements typically include the delivery of our dispensing technology and dispensary location build-out. We will also seek to enter into contracts to assign exclusive management rights we have been granted by licensees under management rights agreements for retail, dispensary, or cultivation centers which we have facilitated the granting of licenses for.

4.
Revenue from referral fees and revenue sharing from real estate transactions with partners. The Company expects to generate revenue from matching its clients with a real estate financing partner to facilitate property purchases and subsequent leasebacks to our clients at a premium to market rates (approximately 200-300% of regular market rates) due to the sensitive use (in particular, marijuana retail (sale for recreational purposes), dispensary (sale for medical purposes) and cultivation (marijuana growth and production of marijuana edibles) contemplated to be operated at the leased location. The Company currently has a real estate referral arrangement with MJ Holdings, entered into in May 2014, whereby MJ Holdings issues warrants to purchase shares of its common stock on a monthly basis to the Company during the term of the arrangement and the Company in turn refers industry specific real estate transactions to MJ Holdings in exchange for a 50/50 income sharing split. The agreement is not limited to any specific geographic area. The agreement has an initial 6 month term and will renew automatically for successive one month terms subject to the right of either party to terminate the agreement upon 5 days’ written notice.

5.
Revenue from the matching of joint venture participants with soon to be licensed dispensaries. The Company expects to generate revenue from clients that wish to participate in the industry and have traditional business background, experience, and strong ties to the state in question where the application is being made. Fees vary in each market area.

6.
Revenue from providing monthly compliance and accountability support to dispensary operators. The Company expects to generate revenue from providing monthly compliance and accountability support to dispensary operators. Such services will entail bi-weekly onsite reviews of client dispensaries to ensure regulatory compliance, transaction and taxation reporting transparency, and adherence to state licensing guidelines for licensing renewal purposes. Fees will vary in each market area. The Company expects to provide such services based upon internal standards we have established which we believe, if properly followed, will greatly aid the location licensee in its compliance with state and local laws concerning operations of the location. The Company will not require a specific license to provide such services

Comparison of the three months ended September 30, 2014 and 2013

The Company reported a consolidated net loss of $3,202,791 for the three months ended September 30, 2014 and $178,925 for the three months ended September 30, 2013.  The increase in net loss of $3,023,866 was primarily due to a few key factors related to the reduction in revenue and increase in operating expenses. Revenue was down for the current period partially due to delays in adoption of final regulations in certain states and delays in approving license applications. Additionally, the Company’s revenue model is significantly different in the third quarter of 2014 as compared to third quarter of 2013. This difference is mainly due to the fact that the Company is moving away from the business model of obtaining licenses for clients for a one-time upfront fee. The Company is in the process of modifying its business model to provide ongoing management and support services for clients so that the consulting contract would continue in perpetuity. During the transition period to a new business model, expenses to secure new contracts and licenses are incurred and revenue is deferred principally until new licenses are obtained and new dispensaries and cultivation centers begin operating.

During the third quarter of 2014, the Company hired a new CEO and introduced a new stock compensation plan to attract new talent to the Board of Directors and the management team which added to operating costs including stock compensation expense of $1 million for the quarter. Other causes of operating expense increases were higher bad debt expense, increased public company expenses, higher insurance costs, increases in research and development expenses that in comparable periods were often paid directly by an affiliate but now are now being incurred directly by the Company and increases in sales and marketing expenses related to additional sales staffing, product promotion and lobbying cost increases.

Revenue

Total revenue consisted of revenue from consulting agreements, sale of locations and management rights and finder’s fees which are often bundled together in a single offering to clients and revenue from sales of vaporizers and accessories of the Company’s subsidiary Vaporfection International, Inc. (“VII”).

Revenue Description	For the three months ended September 30, 2014	For the three months ended September 30, 2013	Increase (Decrease)
Consulting agreements	$-	$1,476,855	$(1,476,855)
Sale of locations and management rights	-	455,000	(455,000)
Gross revenues	-	1,931,855	(1,931,855)
Finder’s fee	91,600	-	91,600
VII-Product sales	15,829	48,865	(33,036)
Net revenues	$107,429	$1,980,720	$(1,873,291)

  Consulting Revenue

The revenue for the three months ended September 30, 2014 decreased $1,873,291 compared to the three months ended September 30, 2013.  Most of the revenue for the three months ended September 30, 2013 was due to recognition in the third quarter of 2013 of $1,013,280 of deferred revenue due to reaching of milestones and delivery to the clients of the facilities. The decrease for the three months ended September 30, 2014 in revenue is partially due to the fact that local government decisions on license applications extended out past the end of the current quarter. As noted above, the Company is in the process of modifying its business model to provide ongoing management and support services for clients so that the consulting contract would continue in perpetuity. During the transition period to a new business model, expenses to secure new contracts and licenses are incurred and revenue is deferred principally until new licenses are obtained and new dispensaries and cultivation centers begin operating.

A Company client obtained a provisional license in the state of Oregon but because of delays with local permits for interior build-outs the Company was not able to finalize the delivery of the facility to the client during the third quarter of 2014. The work on the Oregon location and delivery of the location to the client is expected to be finalized in the fourth quarter of 2014.

   Sale of locations and management rights

During three months ended September 30, 2013 the company sold two locations in Arizona for $300,000 and $155,000. Due to the change in business model in 2014, the Company did not record one-time sales of licensed locations during the three months ended September 30, 2014.

   VII-Product sales

In the third quarter of 2014, the Company sold $15,829 of vaporizer products and accessories through our VII operating subsidiary compared to $48,865 during three months ended September 30, 2013. We expect to be able to release our newest portable vaporizer product for general availability late in the fourth quarter of 2014. We expect the new vaporizer product to restore sales volumes for this product line.

Finder fee

During the second quarter of 2014, the Company entered into an agreement with MJ Holdings, Inc., a publicly traded company that provides real estate financing and related solutions to licensed marijuana operators. Medbox agreed to market MJ Holdings' real estate financial products and offerings to its consulting clients and agreed to direct all incoming real estate related opportunities to MJ Holdings (for details see also note to financial statements, Note 11). Revenue recognized in three months ended September 30, 2014 related to this agreement was $91,600. There were no similar revenues for the three months ended September 30, 2013.

Cost of revenue

Our cost of revenue includes costs to obtain permits and licenses along with costs for our systems sales and construction, build-out, licenses or rights repurchased from former clients and resold to new clients and costs associated with our Vaporfection International, Inc. subsidiary which includes the product cost of vaporizers and accessories, the fulfilment activities associated with sales orders and the Company’s purchasing department.

Costs of Revenue	For the three months ended September, 30 2014	For the three months ended September, 30 2013	Increase (Decrease)
Cost of inventory	$-	$264,925	$(264,925)
Construction and build-outs	-	1,230,377	(1,230,377)
VII-Product cost	42,512	73,252	(30,740)
Re-valuation of vaporizer inventory	329,154	-	329,154
Charge for abandoned site	100,000	-	100,000
Charges from escrow deposits	195,712	-	195,712
Other costs of revenue	76,019	72,941	3,078
Total costs of revenue	$743,397	$1,641,495	$(898,098)

During the three months ended September 30, 2014, the costs of revenue decreased by $898,098 to $743,397 compared to $1,641,495 for the three months ended September 30, 2013. As noted in the table above, charges in the third quarter of 2013 for projects in Arizona and associated costs of construction and build outs for the clients in the amount of $1,230,377 along with the cost of locations resold to clients in the amount of $264,925 did not recur. Cost of VII product sold decreased due to lower sales in the third quarter of 2013. During the third quarter of 2014, the Company recorded a re-valuation for slow moving, older models of vaporizer inventory, wrote off costs for an abandoned site and recorded expenses related to property in escrow.

Cost of inventory

Cost of inventory decreased to $0 from $264,925 due to the fact that there were no sales of locations during the third quarter of 2014 as compared to the same period of 2013 when the Company charged to the cost of inventory $264,925 for two locations resold.

Constructions and build-outs

During the third quarter of 2013, the Company reached milestones on contracts and recorded related revenue and costs of $1,230,377.  No similar milestones on customer contracts were achieved in the third quarter of 2014.

VII-Product cost

For the three months ended September 30, 2014, the cost of goods sold of VII was $45,512 compared to $73,252 for the three months ended September 30, 2013. Cost of goods sold include costs associated with shipping and storing the product along with personnel assigned the function to manage the inventory. The reduction in VII product cost of $30,740 is due exclusively to reduction in VII sales.

Re-valuation of vaporizer inventory

During the third quarter of 2014 the Company wrote down slow moving, older models of vaporizer inventory with a charge to cost of revenue of $329,154.

Charge for abandoned site

During third quarter of 2014, one of the Company’s subsidiaries - MJ Property Investments, Inc. allowed the escrows to expire on two real estate purchase agreements with an aggregate purchase price of $2,500,000. As a result the Company forfeited $100,000 in earnest money due to unfavorable terms demanded by the sellers to extend the escrow and closing date.

Charges from escrow deposits

During 2014, the Company entered into numerous real estate contracts to secure locations in connection with the licensing process.  The contracts allow the Company to demonstrate to licensing authorities that the locations are available for use as a dispensary or cultivation location. The contracts are generally structured with an escrow deposit, a deferred closing until a license is granted and periodic withdrawals from the deposit to compensate the seller for holding the property off the market in escrow during the pendency of the license application. The periodic transfers out of escrow to the seller are in some cases creditable towards the purchase price but in most cases represent charges in lieu of rent. The charges in lieu of rent and other non-refundable charges paid to property sellers have been recorded as expense in the statement of operations in the amount of $195,712 for the three months ended September 30, 2014.

Operating Expenses

Operating expenses consist of all other costs incurred during the period other than cost of revenue. The Company incurred $2,775,907 in operating expenses for the three months ended September 30, 2014 compared to $641,741 for the three months ended September 30, 2013. The increase of $2,134,166 was primarily due to introduction of the new stock based compensation plan. As noted above, during the third quarter of 2014, the Company introduced a new stock compensation plan to attract new talent to the Board of Directors and the management team which added $1,031,640 in stock compensation expense for the quarter. Other factors which contributed to the increase in operating expenses were increase in selling and marketing expenses of $228,068, increases in general and administrative expense of $841,068 and increases in research and development expenses of $33,390.

   Sales and Marketing expenses

Sales and marketing expenses include public relations and promotion, lobbying, purchased advertising, travel and entertainment and outside services for sales and marketing consultants and sales lead generation.  The Company incurred $319,204 and $91,136 in sales and marketing expenses for the three months ended September 30, 2014 and 2013, respectively. The expense increased by $228,068 in the third quarter of 2014 compared to the third quarter of 2013. The expenses incurred during the three month periods ended September 30, 2014 and 2013 are summarized and described below.

Change in,	For the three months ended September, 30 2014	For the three months ended September, 30 2013	Increase (Decrease)
Promotions and purchased advertising	$185,193	$17,668	$167,525
Lobbying	18,500	-	18,500
Public relationship expense	-	7,800	(7,800)
Employee costs	60,063	-	60,063
Independent contractors costs	23,540	48,297	(24,757)
Outside services	390	7,935	(7,545)
Meetings, conferences and trade shows	20,483	9,436	11,047
Other	11,035	-	11,035
Total sales and marketing	$319,204	$91,136	$228,068

Promotion and purchased advertising increased to $185,193 in the third quarter of 2014 from $17,668 in the third quarter of 2013 due to increased sales efforts in the markets where the Company applied or intended to apply for licenses on behalf of the clients and increased sales efforts related to launch of the new vaporizer model.

The Company incurred lobbying expenses in the second quarter of 2014 in the amount $18,500 in order to promote the Company in states/markets of interest and to participate in the development of new regulations. The Company utilized more lobbying firms in 2014 and reduced public relations expense in a focused effort to secure new licenses.

To perform day-to-day marketing operations, the Company uses independent contractors who are managed by a sales executive who is a Company employee. The employment of a sales executive in 2014 led to additional costs of $60,063 for the three months ended September 30, 2014. There were no similar costs in the third quarter of 2013. Better management and supervision of independent contractors and in-house expertise allowed the Company to reduce the cost of independent contractors by $24,757 to $23,540 for the three months ended September 30, 2014 compared with $48,297 for the same period of 2013.

During the three months ended September 30, 2014, the Company incurred increased expenses for meetings, conferences and trade shows in the amount of $11,047. This additional expense allowed the Company to promote its products and services to a broad range of possible clients at more specialized events. Other sales and marketing expenses for the three months ended September 30, 2014 consist mainly of employee benefit costs and other expenses. There were no similar expenses for the same period of 2013.

    Research and development

Research and development consists of engineering costs for software enhancements to Medbox machines, additional research on vaporizers and patent related expenses.  Our research and development expenses for the three months ended September 30, 2014 and 2013, were $61,623 and $28,233, respectively. Costs increased due to the Company’s investment in developing new tracking technologies for cultivation facilities that we intend to sell to clients as a package with their consulting agreements, upgrading the POS and software for the new generations of the dispensing machines and patent attorneys fees to manage and apply for patents to protect the Company’s intellectual property.

   General and administrative

General and administrative expenses include costs associated with being a public company, legal, lobbying, accounting, payroll, consulting, rent and other costs. The Company’s general and administrative expenses for the three months ended September 30, 2014 increased by $841,068 to $1,363,440 compared to $522,372 for the three months ended September 30, 2013. The expenses incurred during the three month periods ended September 30, 2014 and 2013 are summarized and described below:

Change in,	For the three months ended September, 30 2014	For the three months ended September, 30 2013	Increase (Decrease)
VII general and administrative expenses	$37,434	$57,663	$(20,229)
Bad debt expense	534,377	-	534,377
Costs of being public	116,490	18,403	98,087
Fund raising consultants	50,833	36,075	14,758
Legal costs	110,976	71,537	39,439
Lobbying costs	-	21,791	(21,791)
Professional accounting services	41,313	42,125	(812)
Employee costs	97,504	53,824	43,680
Independent contractors costs	97,119	30,004	67,115
Management fee - Vincent Chase, Inc.	75,000	75,000	-
Insurance	43,469	-	43,469
Rent expense	53,114	48,069	5,045
Charity and donations	1,500	10,300	(8,800)
Other (sum of smaller accounts)	104,311	57,581	46,730
Total general and administrative	1,363,440	$522,372	$841,068

The increase of $841,068 for the three months ended September 30, 2014 compared to three months ended September 30, 2013 is primarily due to the increase in the bad debt expense in the amount of $534,377, increases in costs related to being a public company of $98,087, increase in employee and independent contractor costs of $110,795, increases in insurance costs of $43,469 slightly offset by the reductions in lobbying costs with of $21,791 and decrease in VII general and administrative costs.

As described in the Note 10 to the financial statements, during the third quarter of 2014, the Company identified past due accounts receivable as doubtful for collection and recorded bad debt expense of $534,377. There were no similar events during the second quarter of 2013.

During the three months ended September 30, 2014 the Company incurred $116,490 in costs related to being a public company such as Securities and Exchange Commission counsel and filing fees, independent directors fees and expenses and investor relations costs which in aggregate increased by $98,087 compared to the same period of 2013.

Fund raising expense increased by $14,758 during the three months ended September 30, 2014 over 2013 due to additional efforts to raise additional capital for the Company’s planned growth.

Legal costs increased by $39,439 during the three months ended September 30, 2014 over 2013, as the Company dealt with more general corporate legal matters to form legal entities, defend legal actions and prepare the Company for growth.

During the third quarter of 2014 the Company did not utilize lobbying services related to the general matters which led to a reduction in general and administrative services by $21,791 for the three months ended September 30, 2014 compared to the same period of 2013. Some lobbying services were used and described above as a part of sales and marketing expenses.

Employee costs increased by $43,680 for the three months period ended September 2014 compared to the same period of 2013. The increase is mostly due to the employment of the new CEO which was partially offset by reduced costs due to the departure of the previous CEO.

The increase in independent contractors cost from $30,004 in the third quarter of 2013 to $97,119 in 2014 was caused by additional contractors engaged to assist with operations management and accounting along with management consulting services provided by Dr. Bruce Consulting, a related party.

Insurance expense increased by $43,469 during the three months ended September 30, 2014 due to the introduction in 2014 of directors’ and officers’ insurance, product liability insurance and general business insurance. The Company did not have comparable insurance coverage during the same period of 2013.

As part of “Other expenses” presented in the table above the most significant change for three months ended September 30, 2014 compared to three months of September 30, 2013 was an increase of approximate $7,600 for additional expenses to enhance the corporate web page.

   Stock based compensation

As noted above, during the third quarter of 2014, the Company introduced a new stock compensation plan to attract new talent to the Board of Directors and the management team which added $1 million in stock compensation expense for the quarter.

Other Income (Expense)

Other income for three months ending September 30, 2014 increased by $204,773 to $209,084 from $4,311 during the same period of 2013. The three months ended September 30, 2014 include a change in fair value of derivative liabilities of $548,315 related to the new convertible notes payable partially offset by the interest charge from the convertible notes payable in the amount of $347,473. The convertible notes payable funded in the third quarter of 2014 and, accordingly, there are no corresponding charges in the third quarter of 2013.

Net Loss

As a result of the above factors our net loss increased $3,023,866 from a loss of $178,925 for three months ended September 30, 2013 to a net loss of $3,202,791 for three months ended September 30, 2014.

Comparison of the nine months ended September 30, 2014 and 2013

Overview of Results

The Company reported a consolidated net loss of $5,942,947 for the nine months ended September 30, 2014 and $43,825 for the nine months ended September 30, 2013. The increase in net loss of $5,899,122 was primarily due to a few key factors related to the reduction in revenue and the increase in certain identified costs. Revenue was down for the current period as delays in adoption of final regulations in certain states and the ultimate timing of the application process in states with final regulations reduced and delayed the opportunity to apply for new licenses and consequently delayed the notice of the results of any license application made. Additionally, the Company’s revenue model is significantly different in the 2014 as compared to 2013. This difference is mainly due to the fact that the Company is moving away from the business model of obtaining licenses for clients for a one-time upfront fee. The Company is in the process of modifying its business model to provide ongoing management and support services for clients so that the consulting contract would continue in perpetuity. During the transition period to a new business model, expenses to secure new contracts and licenses are incurred and revenue is deferred principally until new licenses are obtained and new dispensaries and cultivation centers begin operating.

During the third quarter of 2014, the Company hired a new CEO and introduced a new stock compensation plan to attract new talent to the Board of Directors and the management team which added to operating costs including stock compensation expense of $1 million for the period. Other factors which contributed to the increase in operating expenses were increases in bad debt expense on certain accounts receivable, a write off of Massachusetts inventoried license acquisition costs, increases in research and development expenses that in comparable periods were often paid directly by an affiliate but now are paid directly by the Company, increases in sales and marketing expenses related to additional sales staffing, product promotion of vaporizers and lobbying cost increases to promote the Company in states/markets of interest and to participate in the development of new regulations .

The Company’s subsidiary VII was acquired on April 2, 2013. Accordingly the VII expenses did not exist for the first quarter of 2013, but were a part of total amounts for the first nine months of 2014. To improve understandability, the VII expenses are presented as a separate item.

Revenue

Revenue consisted of Medbox system sales, location build-outs fees, finder’s fees, sale of the territory rights and consulting service fees, which are often bundled together in a single offering to clients and revenue from sales of vaporizers and accessories of the Company’s subsidiary VII. For the nine months ended September 30, 2014, the Company recorded revenue of $1,836,427 compared to $4,801,062 for the same period of 2013. The reduction of $2,964,635 was accentuated by the provisions for allowances and refunds which further reduced the revenue for nine months ended September 30, 2014 to the net revenue of $606,717, which represents a decrease of $4,194,345 compared to the net revenue of $4,801,062 for the nine months ended September 30, 2013.

Revenue Description	For the nine months ended September 30, 2014	For the nine months ended September 30, 2013	Increase (Decrease)
Consulting	$119,497	$3,577,645	$(3,458,148)
Sale of locations and management rights, related party	650,000	655,000	(5,000)
Sale of locations and management rights, unrelated parties	220,000	-	220,000
Total sales of locations and management rights	870,000	655,000	215,000
Sale of territories, related party	500,000	500,000	-
Sale of territories, unrelated parties	100,000	-	100,000
Total sales of territory rights	600,000	500,000	100,000
Finder’s fee	190,132	-	190,132
VII-Product sales	56,798	68,417	(11,619)
Gross revenues	1,836,427	4,801,062	(2,964,635)
Allowances and refunds	(1,229,710)	-	(1,229,710)
Net revenues	$606,717	$4,801,062	$(4,194,345)

Consulting Revenue

The consulting revenue for the nine months ended September 30, 2014 decreased by $3,458,148 to $119,497 compared to $3,577,645 for the nine months ended September 30, 2013. This change in revenue was mainly due to the fact that the Company did not recognize any revenue for its San Diego market clients during the first nine months of 2014. In addition, due to delays in adopting final regulations in other states and the timing of application submittals for other states, revenue was not fully recognized for many of our clients. During the third quarter of 2014 the Company applied on behalf of its clients in the states of Nevada and Illinois. The applications are still being evaluated by state authorities as of the date of the filing of this report.

The Company obtained a provisional license in the state of Oregon but because of delays with the city permits for interior build-outs could not finalize the delivery of the facility to the client within the quarter.

Almost one third of the revenue for the nine months ended September 30, 2013 was due to recognition in the third quarter of 2013 of $1,013,280 of deferred revenue due to reaching of milestones and delivery to the clients of the facilities.

The Company’s revenue model is significantly different in the third quarter of 2014 compared to third quarter of 2013, which is mainly due to the fact that the Company has adapted its the business model of obtaining license for clients for a set upfront fee. The Company is in the process of modifying its consulting engagements by providing ongoing management and support services for clients so that the consulting contract would continue in perpetuity. The impact of this change is that during the transition period to a new business model expenses to secure new contracts and licenses are incurred and revenue is deferred principally until new licenses are obtained and new dispensaries and cultivation centers begin operating.

 Sale of locations and management rights

Revenue from the sale of locations and management rights was $870,000 for the nine months ended September 30, 2014 compared to $655,000 for the nine months ended September 30, 2013. The revenue for nine months of 2014 consist of a sales to a non-affiliated shareholder of the Company of a 50% interest in management rights for an Arizona location of $500,000 and of an Arizona location for $150,000 and sales to non-related parties of 50% of management rights in a second Arizona location for $175,000 and revenue of $45,000 from two clients for the opportunity to be on the Board of Directors of a management company. The revenue from sale of the locations for the nine months ended September 30, 2013 consisted of the sale of three locations in Arizona to non-affiliated shareholders of the Company for $200,000, $300,000 and $155,000.

 Sale of territories

In the first nine months of 2014, the Company sold exclusive rights to place the Medbox patented dispensing systems in Denver, Colorado for $500,000 to the same non-affiliated shareholder of the Company mentioned above in the management rights sale to a related party. A similar transaction took place during the first quarter of 2013 when the Company sold exclusive rights to place the Medbox patented dispensing systems in the State of Michigan for $500,000, which included the possible shipment of 15 machines. The Company accrued as a cost of goods sold the amount of $300,000 related to the Michigan contract. In the fourth quarter of 2013, the Company reassessed the costs of the machines and adjusted the accrued amount to $150,000.

Additionally, during the nine months ended September 30, 2014 the Company sold for $100,000 exclusive rights to one of its clients to be the first to apply for the first of five contracts in the state of Oregon using the Company’s services. There was no similar revenue in the comparable period of 2013.

 Finder fee

During the second quarter of 2014 the Company entered into an agreement with MJ Holdings, Inc., a publicly traded company that provides real estate financing and related solutions to licensed marijuana operators. Medbox will market MJ Holdings' real estate financial products and offerings to its consulting clients and will direct all incoming real estate related opportunities to MJ Holdings (for details see also note to financial statements, Note 11 – Marketable securities and customer deposits). The revenue recognized for the nine months ended September 30, 2014 from this agreement was $190,132. There was no similar revenue in 2013.

 VII-Product sales

In the nine months ended September 30, 2014, the Company sold $56,798 worth of vaporizer products and accessories through our VII operating subsidiary. This number cannot be directly compared to the nine months ended September 30, 2013 due to the fact that the subsidiary was acquired on April 2, 2013. We expect to be able to release our newest portable vaporizer product for general availability near end of the fourth quarter of 2014. . We expect the new vaporizer product to restore sales volume for this subsidiary.

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

During the first quarter of 2014, we negotiated payments totaling $88,000 and reduced accounts receivable for $90,000 for certain clients in the San Diego market which reduced revenue through an increase in our provision for sales allowances of $178,000.  In addition we estimated the amount of future revenue reductions, aggregate refunds and accounts receivable write-off that would be expected to occur for other clients wanting to get licenses in the San Diego market. As a direct result of the reduction in available licenses and tighter zoning rules, the Company recorded, in addition to the aforementioned $178,000, additional sales allowances of $1,051,710 ($664,825 as a provision for accounts receivable and $386,885 as a provision for estimated refunds) bringing the total of the allowances and refunds for the nine months ended September 30, 2014 related to the reversal of past revenue recognized on San Diego contracts to $1,229,710.

At the end of the second quarter of 2014, the Company determined that the receivables from San Diego clients were uncollectable due to the aforementioned events and wrote off the balances of the receivables and with an offsetting charge to the allowance for doubtful accounts in the amount of $664,825. In addition, the Company refunded $352,885 to clients and expects to refund the balance of $34,000 during the fourth quarter of 2014.

No provision for allowances for refunds was recorded during the nine months ended September 30, 2013

Cost of revenue

Cost of revenue includes costs to obtain permits and licenses along with costs for our systems sales and construction, build-out, licenses or rights repurchased from old clients and resold to new clients and costs associated with our Vaporfection International, Inc. subsidiary which included the product cost of vaporizers and accessories, valuation adjustments of inventory, the fulfilment activities associated with sales orders and the Company’s inventory management department.

Costs of Revenue	For the nine months ended September 30, 2014	For the nine months ended September 30, 2013	Increase (Decrease)
Cost of inventory	$871,373	$431,925	$439,448
Construction and build-outs	-	1,640,919	(1,640,919)
Re-valuation of vaporizer inventory	329,154	-	329,154
Write off	259,782	-	259,782
Charge for abandoned site	100,000	-	100,000
Charges from escrow deposits	195,712	-	195,712
Other costs of revenue	272,303	277,059	(4,756)
VII-Product cost	155,550	92,689	62,861
Total costs of revenue	$2,183,874	$2,442,592	$(258,718)

Total costs of revenue decreased during the nine months ended September 30, 2014 by $258,718 compared to the same period of 2013. This was mainly due to the finalized work in Arizona and recognition of associated costs of construction and build-outs on behalf of the Company’s clients in the amount of $1,640,919 during the nine months ended September 30, 2013. This decrease was offset by an increase in cost of locations repurchased and sold to clients of $439,448, write downs of slow moving, older models of vaporizer inventory of $329,154, write off of the costs incurred for the developing of Massachusetts market of $259,782 along with a property abandonment charge of $100,000 and provisions for escrow deposits in the amount of $195,712.

Cost of inventory

As a direct link between revenue and costs of revenue, the Company incurred $871,373 of additional costs associated with procuring management rights and locations in order to generate the $870,000 in revenues from sale of locations and management rights for nine months ended September 30, 2014 compared to the $431,925 cost associated with generating $655,000 for the nine months ended September 30, 2013. The Company generated a margin of 34.1% for the nine months ended September 30, 2013 from the sale of the locations and sale of management rights repurchased from existing clients. By comparison, the margin for the nine months ended September 30, 2014 was approximately 0%, which was due to high inventory costs of $325,000 of the 50% management rights in one Arizona location sold for $175,000 during the second quarter of 2014.

Construction and build-outs

The Company did not have any sales which would have associated charges to cost of revenue for any construction and build-out costs for the first nine months of 2014 due to delays in adopting final regulations in states in which the Company intends to submit applications and the timing of application submittals for other states and accordingly revenue and related costs of revenue were not recognized. All costs incurred for the development of the new projects are capitalized as inventory costs; these are charged to cost of revenue after the work is finalized. During the nine months ended September 30, 2013, the Company reached milestones on contracts and recorded costs of $1,640,919 related to revenue.

Re-valuation of vaporizer inventory

During the third quarter of 2014 the Company wrote down slow moving, older models of vaporizer inventory with a charge to cost of revenue of $329,154.

Write offs

During the first quarter of 2014, the Company wrote off costs accumulated for the development of the Massachusetts market. The Company holds in its inventory the capitalized costs incurred during development of new markets. These are charged to cost of revenues after finalizing work on the consulting agreements for specific market by allocation of total capitalized costs to the number of clients/licenses in the specific market. In late January 2014, the announcements for awarding licenses for dispensaries in Massachusetts were issued; the Company did not obtain any licenses in that state. As a result, the incurred costs for developing the market of Massachusetts were written off by a charge to cost of revenue in January 31, 2014, in the amount of $259,782.

Charge for abandoned site

During the third quarter of 2014, one of the Company’s subsidiaries, MJ Property Investments, Inc., allowed the escrows to expire on two real estate purchase agreements with an aggregate purchase price of $2,500,000. As a result the Company forfeited $100,000 in earnest money due to unfavorable terms demanded by the sellers to extend the escrow and closing date.

Charges from escrow deposits

During 2014, the Company entered into numerous real estate contracts to secure locations during the licensing process. The contracts allow the Company to demonstrate to licensing authorities that the locations are available for use as a dispensary or cultivation location. The contracts are generally structured with an escrow deposit, a deferred closing until a license is granted and periodic withdrawals from the deposit to compensate the seller for holding the property off the market in escrow during the pendency of the license application. The periodic transfers out of escrow to the seller are in some cases creditable towards the purchase price but in most cases represent charges in lieu of rent. The charges in lieu of rent and other non-refundable charges paid to property sellers have been recorded as expense of $195,712 for the nine months ended September 30, 2014 in the statement of operations. There were no similar transactions during 2013.

Other costs of revenue

Other costs of revenue including outside services, legal costs, employee and independent contractors related costs incurred as a part of revenue generation supporting activities slightly decreased by $4,756 for nine months ended September 30, 2014 compared to the same period of 2013.

VII-Product cost

The Company incurred costs of $155,550 for the nine months ended September 30, 2014 associated with our Vaporfection International, Inc. subsidiary which included the product cost of vaporizers and accessories, the fulfilment activities associated with sales orders and the Company’s purchasing department. As previously described, this number cannot be directly compared to the nine months ended September 30, 2013 due to the fact that the subsidiary was acquired on April 2, 2013.

Operating Expenses

Operating expenses consist of all other costs incurred during the period other than cost of revenue. The Company incurred $4,600,027 in operating expenses for the nine months ended September 30, 2014 compared to $2,429,631 for the nine months ended September 30, 2013. The increase of $2,170,396 was primarily due to a new stock compensation plan to attract new talent to the Board of Directors and the management team which added $1,031,640 in stock compensation expense for the quarter, an increase in selling and marketing expenses of $242,819, an increase in general and administrative expense of $806,014 and an increase in research and development expenses of $89,923.

   Sales and Marketing expenses

Sales and marketing expenses include public relations and promotion, lobbying, purchased advertising, travel and entertainment and outside services for sales and marketing consultants and sales lead generation.  The Company incurred $749,212 and $506,393 in sales and marketing expenses for the nine months ended September 30, 2014 and 2013, respectively.

The expenses incurred during nine month periods ended September 30, 2014 and 2013 are summarized and described below.

Change in,	For the nine months ended September 30, 2014	For the nine months ended September 30, 2013	Increase (Decrease)
VII sales and marketing expense	$140,248	$18,053	$122,195
Promotions and purchased advertising	179,879	96,305	83,574
Lead generation-Kind Clinics	-	113,613	(113,613)
Lobbying	111,285	-	111,285
Public relationship expense	9,625	55,766	(46,141)
Employee costs	99,000	-	99,000
Independent contractors costs	121,158	129,152	(7,994)
Outside services	3,653	62,934	(59,281)
Meetings, conferences and trade shows	63,774	18,571	45,203
Other	20,590	11,999	8,591
Total sales and marketing	$749,212	$506,393	$242,819

During the nine months ended September 30, 2014, the Company incurred $140,248 in marketing and sales expenses related to VII activity. As previously mentioned the comparison to the same period of 2013 is impracticable due to the fact that there was no VII activity for the first quarter of 2013. The Company increased its VII sales and marketing expenses due to the fact we expect to launch a new product to the market in the fourth quarter of 2014. The Company expects additional increases in sales and marketing expenses for this business for the rest of the year.

Promotion and purchased advertising increased to $179,879 in the nine months ended September 30, 2014 from $18,053 for the same period in 2013 due to increased sales efforts in the markets where the Company applied or intended to apply for licenses on behalf of clients and increased sales efforts related to launch of the new vaporizer model.

During the first nine months of 2013 the Company incurred a one-time expense of $113,614 for sales and marketing support and lead generation for Kind Clinics, a related party.

The Company reported an increase in lobbying expenses for the nine months ended September 30, 2014 in the amount $111,285 in order to promote the Company in the states/markets of interest. The Company utilized more lobbying firms in 2014 and reduced public relations expense in a focused effort to secure new licenses. In addition, this strategy led to savings of $46,141 in public relations expenses during the nine months ended September 30, 2014 compared to the same period of 2013.

To perform day-to-day marketing operations, the Company uses independent contractors who are managed by a sales executive who is a Company employee. The employment of a sales executive in 2014 led to additional costs of $99,000 for the nine months ended September 30, 2014. There were no similar costs in the third quarter of 2013. Better management and supervision of independent contractors and in-house expertise allowed the Company to reduce the cost of independent contractors and outside services during the nine months ended September 30, 2014.

During the nine months ended September 30, 2014, the Company increased the expenses for meetings, conferences and trade shows by $45,203 compared to the same period of 2013. This additional expense allowed the Company to promote its products and services to a broad range of possible clients at more specialized events, to become informed about competitors and their products and to receive general and specific knowledge of the industry.

   Research and development

Research and development consists of engineering work done on the software enhancements of the Medbox, additional research on vaporizers and patent related expenses.  Our research and development expenses for the nine months ended September 30, 2014 and 2013 were $136,656 and $46,733, respectively. The increase of $89,923 is due to the Company’s additional investment in developing new tracking technologies for cultivation facilities that we intend to sell to clients as a package with their consulting agreements, upgrading the POS and software for the new generations of the dispensing machines and patent attorneys fees to manage and apply for patents to protect the Company’s intellectual property.

   General and administrative

General and administrative expenses include costs of being a public company, legal, lobbying, accounting, payroll, consulting, rent and other costs. The Company’s general and administrative expenses increased by $806,014 to $2,682,519 for the nine months ended September 30, 2014 compared to $1,876,505 for the nine months period ended September 30, 2013.

The expenses incurred during the nine month periods ended September 30, 2014 and 2013 are summarized and described below:

Change in,	For the nine months ended September 30, 2014	For the nine months ended September 30, 2013	Increase (Decrease)
VII general and administrative expenses	$143,076	$118,206	$24,870
Costs of being public	290,716	45,362	245,354
Fund raising consultants	63,333	181,075	(117,742)
Bad debt expense	679,377	-	679,377
Legal costs	266,383	366,080	(99,697)
Lobbying costs	22,700	122,799	(100,099)
Professional accounting services	117,158	160,310	(43,152)
Employee costs	197,047	182,579	14,468
Independent contractors costs	209,939	71,399	138,540
Management fee - Vincent Chase, Inc.	150,000	225,000	(75,000)
Management fee – Kind Clinics	-	61,019	(61,019)
Insurance	106,969	-	106,969
Rent expense	156,716	91,983	64,733
Charity and donations	33,300	20,800	12,500
Other (sum of smaller accounts)	245,805	229,893	15,912
Total general and administrative	$2,682,519	$1,876,505	$806,014

During the nine months ended September 30, 2014, the Company incurred $143,076 of general and administrative expenses related to its subsidiary VII. As previously mentioned the comparison to the same period of 2013 is impracticable due to the fact that there was no VII activity for the first quarter of 2013. The Company has been successful in reducing general and administrative costs for VII as part of Medbox, with expenses declining to an average of $47,592 per quarter in 2014.

During the nine months ended September 30, 2014, the Company incurred additional costs of $245,354 related to being a public company such as Securities and Exchange Commission counsel and filing fees, independent director’s fees and expenses and investor relations costs.

Fund raising consulting expenses decreased by $117,742 during the nine months ended September 30, 2014 even though the Company made additional efforts to raise additional capital for the Company’s planned growth. This decrease is due to the fact that in 2013, the Company discontinued the service of the prior engaged firms with which the Company had unfavorable pricing terms.

As described in the Note 10 to the financial statements during the third quarter of 2014, the Company identified past due accounts receivable as doubtful for collection and recorded bad debt expense of $679,377. There were no similar events during the second quarter of 2013.

Legal costs declined by $99,697 for the nine months ended September 30, 2014 to $266,383 compared to $366,080 for the nine months ended September 30, 2013. This is mostly due to the fact that the Company incurred expenses in the amount of $265,037 for the nine months ended September 30, 2013 in legal cost related primarily to the lawsuit on the behalf of the Company’s Arizona clients. The Arizona matter was finalized in 2013. This reduction was offset by the increased general legal expenses related to the general corporate matters incurred during the nine months ended September 30, 2014.

The Company reduced lobbying services related to general matters during the first nine months of 2014. This led to a reduction in general and administrative services by $100,099 for the nine months ended September 30, 2014 to $22,700 from $122,799 for the nine months ended September 30, 2013. Some lobbying services were used and were classified above as a part of sales and marketing expenses.

The decrease of $43,152 in professional accounting service expense to $117,158 for the nine months ended September 30, 2014 compared to $160,310 for the same period of 2013 is caused by engaging employees and independent contractors instead of sourcing outside firms for accounting services. At the same time this led to an increase in the Company’s expenses related to the independent contractors of $138,540.

Employee costs increased by $14,468. The increase is mostly due to the employment of the new CEO which was partially offset by reduced costs due to the departure of the previous CEO. Partially offsetting the cost increase was the departure of an executive employee saving $17,700 and the reclassification of another employee’s services to cost of revenue starting 2014.The Company expects that its employee related costs will increase during 2014 as we add additional management talent and build out our infrastructure to take advantage of market opportunities

A significant reduction of general and administrative expenses of $12,500 per month for the first six months of 2014 is due to the reduction in the fees from $25,000 to $12,500, paid for management consulting to Vincent Chase, Inc., a related party company. This led to savings of $75,000 in the costs incurred for the nine months ended September 30, 2014 compared to the same period of 2013. Starting July 1, 2014, the monthly charge was returned to $25,000. Effective October 1, 2014 Vincent Chase Inc., agreed to reduce the fee to $12,500 per month.

During the nine months ended September 30, 2013, the Company paid $61,019 in consulting fees to Kind Clinics a related party owned by one of its founders and shareholders. There were no such expenses during the same period of 2014.

Insurance expense increased by $106,969 during the nine months ended September 30, 2014. This was due to the introduction in 2014 of the directors’ and officers’ insurance program, product liability insurance and general business insurance. There were no such expenses during the same period of 2013.

Rent expense during the nine months ended September, 2014 increased by $64,733 to $156,716 compared to $91,983 for the nine months ended September 30, 2013. This change is due to the fact that the Company increased its leased office space which led to a monthly rent increase from $5,303 to $14,396 starting June 2013. Starting July 2014 the rent was increased an additional 3% to $14,828. Also during the nine months ended September 30, 2014 the Company incurred an additional $10,688 as a part of total rent expense for our Arizona office. There was no such rent expense during the same period of 2013.

During the nine months ended September 30, 2014, the Company made donations in the amount of $33,300 compared to $20,800 for the same period of 2013.

As part of “Other expenses” presented in the table above the most significant change for nine months ended September 30, 2014 compared to nine months ended September 30, 2013 was an increase of approximate $21,000 for additional expenses to enhance the corporate web page.

  Stock based compensation

As noted above, during the third quarter of 2014, the Company introduced a new stock compensation plan to attract new talent to the Board of Directors and the management team which added $1 million in stock compensation expense for the nine months ended September 30, 2014.

Other Income (Expense)

Other income for the nine months ending September 30, 2014 increased by $236,121 to $234,237 from the loss of $1,884 for the same period of 2013. The nine months ended September 30, 2014 include a change in fair value of derivative liabilities of $548,315 related to the new convertible notes payable partially offset by the interest charge from the convertible notes payable in the amount of $347,473. The convertible notes payable funded in the third quarter of 2014 and, accordingly, there are no corresponding charges in 2013.

Net Loss

As a result of the above factors our net loss increased $5,899,122 from a loss of $43,825 for nine months ended September 30, 2013 to a net loss of $5,942,947 for nine months ended September 30, 2014.

Liquidity and Capital Resources

As of September 30, 2014, the Company had cash on hand of $1,350,442 compared to $168,003 at December 31, 2013. The $1,182,439 increase in cash on hand is primarily the result of stock sale proceeds of $2,442,859, proceeds from issuance of convertible notes payable of $3,500,000 partially offset by cash used in operations and purchases of property, equipment and intangible assets.

Cash Flow

During the nine months ended September 30, 2014 cash was primarily used to fund operations and pursue license application processes. We had a net increase in cash of $1,182,439 during the nine months ended September 30, 2014. See below for additional discussion and analysis of cash flow.

	For the nine months ended September 30,
Cash flow	2014	2013
Net cash used in operating activities	$(4,651,146)	$(2,232,891)
Net cash used in investing activities	(713,759)	(1,388,485)
Net cash provided by financing activities	6,547,344	2,694,775
Net increase (decrease) in cash	$1,182,439	$(926,601)

Cash Flows – Operating Activities

During the nine months ended September 30, 2014, cash flows used in operating activities were $4,651,146, consisting primarily of the net loss for the first nine months of 2014 of $5,942,947 reduced for non-cash adjustments of depreciation and amortization of $59,364,the establishment of a non-cash provision in the total amount of $1,578,702 (which mainly consists of provision for sales allowances and refunds associated with changes in legislation in San Diego service area clients of 842,825, bad debt provision of $679,377 and unpaid balance of the provision for refunds of $34,000), amortization of a debt discount of $216,224, and stock based compensation of $1,031,640 and increased for the non-cash adjustments of gain from fair value adjustment of derivative liability of $548,315, fair value of marketable securities received as payment for services of $190,132 and profit on the sale of the investments of $9,600. Additional components of cash used in operating activities were an increase in inventory of $1,197,443 which consisted primarily of a net increase in inventory costs for new market development of $1,778,131, additional net advances paid to our Medbox machine supplier during the first nine months of 2014 of $198,161 and purchases of inventory during the period of $441,852 offset by reductions due to sales of a retail location and management rights of $871,374, the write off of inventoried costs associated with both Massachusetts of $259,782 and $ 60,000 associated with San Diego and a net reduction in the value of vaporizer inventory of $29,545 due to the value write down, an increase in prepaid expenses and other assets of $896,954 related primarily to net deposits paid into escrow accounts of $634,288, deferred loan costs of $196,250 related to convertible notes payable, the balance of the advance funding of $77,645 for the Company’s annual director and officers insurance policy and a net increase of accounts receivable of $9,271. These operating uses of cash were offset by increases in accounts payable and accrued expenses of $873,684 due to the timing and deferral of the payment of trade payables and the overall increase in operating costs. In addition, customer deposits provided net cash during the period of $383,902 primarily due to the increase in customer deposits collected on contracts prior to work being completed and revenue recognized.

During the nine months ended September 30, 2013 cash flows used in operating activities were $2,232,891, consisting primarily of the net loss for the first nine months of 2013 of $43,825, of the increase in inventories of $514,798 which consisted primarily of the increase in inventory levels of $827,883 due to retail dispensary construction projects in progress in the state of Arizona and repurchase of existed location, VII inventory of $270,547, additional advances paid to our Medbox machine supplier during the period of $81,047 offset by reduction in inventory due to sales of a retail location and management rights of $592,704 and use of the advances for the Medbox machines of $74,779 ,  increase in notes receivables from a company client of $55,000, the net increase in deferred revenue of $1,480,477 and net increase of prepaid expenses of $177,287 related primarily to increase in an office rent deposit of approximately $42,726 due to additional office space leased, additional deposits in the amount of $56,000 for securing locations for future applications in the city of San Diego and additional retainer for the audit services of $25,000 and net decrease of accounts payable of $82,727 due to faster settlement of payables. The use of the cash flows from operating activities was offset by the non-cash depreciation adjustment of $41,375 and reduction in accounts receivable with $79,848

Cash Flows – Investing Activities

During the nine months ended September 30, 2014, cash flows used in investing activities were $713,759, consisting of the purchase of one property held for resale for $399,594, intangible assets additions for a domain name and patent costs of $166,183, purchases of fixed assets of $32,982 and increases in the balances of notes receivable of $115,000.  During the nine months ended September 30, 2013, cash flows used in investing activities were $1,388,485, consisting of $1,200,000 in advances for investments and purchase of property and equipment of $188,485.

Cash Flows – Financing Activities

During the nine months ended September 30, 2014, cash flows provided by financing activities were $6,547,344, consisting of $2,442,859 of proceeds from issuance of common stock, $3,500,000 of proceeds from issuance of convertible notes payable, net proceeds from related party notes payable of $379,880 and net proceeds from short term notes of $299,605, offset by payments on a note payable of $75,000 which we acquired as a part of the VII purchase.  During the nine months ended September 30, 2013, cash flows provided by financing activities were $2,694,775, which consisted of $3,541,090 of proceeds from issuance of common stock, $150,000 of proceeds from issuance of notes payable less net payments on the related party notes payable of $934,035 and payments of $62,280 on a long term loan.

Future Liquidity and Cash Flows

Management believes that the Company’s cash balances on hand, cash flows expected to be generated from operations, proceeds from current and future expected debt issuances and proceeds from future share capital issuances will be sufficient to fund the Company’s net cash requirements through September, 2015.  However, in order to execute the Company’s long-term growth strategy, which may include selected acquisitions of businesses that may bolster the expansion of the Company’s management services business, and purchases of real estate which would be used as a basis for acquiring retail dispensary and cultivation facilities in regulated markets, the Company will need to raise additional funds through public or private equity offerings, debt financings, or other means.

During the third quarter of 2014, the Company closed two convertible notes payable agreements with accredited investors which yielded $3.5 million in funding for the Company.  In accordance with the same convertible notes payable agreements, we anticipate receiving an additional $2.3 million from the same accredited investors in the fourth quarter of 2014 subject to the Company’s registration statement on Form S-1filed with the SEC becoming effective.

The Company plans to re-file an amendment to the Form S-1 it filed in connection with the July 2014 and September 2014 purchase agreements to include financial information from this Form 10-Q on or about November 14, 2014. The Company expects that the amended Form S-1 will become effective 20 days following the filing of this amendment, on or about December 4, 2014.

The registration rights agreement entered into in connection with the July 2014 purchase agreement requires the Company to have a Form S-1 declared effective on or before November 18, 2014. As noted above, it is expected the amended Form S-1 will not be effective until December 4, 2014. As a result of the delay in effectiveness for the Form S-1, the conversion rate for the common stock to be issued as repayment of the debentures issued pursuant to the July 2014 purchase agreement will be, during the period commencing 120 days after the initial closing date until the registration statement is effective, reduced to 63% of the volume weighted average price for 20 days prior to the issuance from 70% of the volume weighted average price originally stipulated in the loan agreements. This reduction in the conversion rate will increase our interest expense beginning in the fourth quarter of 2014.

Our backlog includes 29 pending licenses subject to approval by governmental authorities which may or may not release new licenses in accordance with their own stated timelines. If additional licenses are granted, we will receive additional funding from customers in the fourth quarter of 2014.

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

A summary of our active real estate purchase transactions as of November 12, 2014 is as follows:

Property	Purchase price	Closing date	Net escrow balance	Date escrow opened	Additional rents/fees paid to extend closing date
1	$3,500,000	12/11/2014	$60,000	07/25/2014	$-
2	3,650,000	01/05/2015	35,000	07/21/2014	-
3	2,450,000	12/01/2014	80,000	08/13/2014	-
4	790,000	01/01/2015	24,288	08/12/2014	-
5	480,000	01/31/2015	16,000	08/12/2014	-
6	2,100,000	02/10/2015	90,000	08/13/2014	-
7	595,000	01/31/2015	10,000	08/13/2014	-
8	3,250,000	02/10/2015	90,000	08/19/2014	-
9	2,400,000	02/08/2015	19,000	08/19/2014	-
10	2,300,000	01/08/2015	80,000	08/19/2014	-
11	695,000	10/18/2014	10,000	06/28/2014	-
12	820,000	10/18/2014	45,000	06/28/2014	7,893
13	-	-	75,000	07/21/2014	-
14	-	-	50,000	10/17/2014	-
Total	$23,030,000		$684,288		$7,893

The company entered into an assignment agreement with its affiliate PVM International (PVMI) through which PVMI assigned all rights and titles for any opened escrow on real estate purchase agreements in San Diego in exchange for a reimbursement of the amounts paid into aforementioned escrows by PMVI. As of October 17, 2014 the agreement was valued at $190,400 which represented the value of escrow deposits paid by PVMI for eight different real estate agreements. Also based on the assignment agreement the Company advanced to PVMI $75,000 on July 21, 2014 and paid for PVMI into an escrow account $50,000 on October 17, 2014.

 In addition, our VII subsidiary has cash demands for the completion of its portable vaporizer product and the follow-on production costs for the new product which we expect to release late in the fourth quarter of 2014. These additional investments along with continued investment into the operating cost of this business will continue to be a net user of cash until the Vaporfection’s cash requirements can be re-evaluated after the expected launch of the new portable vaporizer this year.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on their evaluation of our disclosure controls and procedures, our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were not effective as of September 30, 2014, to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure due to the need for more enhanced and formalized documentation regarding the financial statement closing and review process to ensure that the application of the Company’s accounting policies and the presentation of disclosures in the notes to the financial statements is adequate.

During the fourth quarter of 2014, the Company hired a new full time CFO. The Company anticipates that the new CFO will assist the Company in the identification of required key controls, the necessary steps required for procedures to ensure the appropriate communication and review of inputs necessary for the financial statement closing process, as well as for the appropriate presentation of disclosures within the financial statements.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

On May 22, 2013, Medbox initiated litigation in the United States District Court in the District of Arizona against three shareholders of MedVend Holdings LLC (“Medvend”). The lawsuit alleges fraud and related claims arising out of a contemplated transaction during the quarter ended March 31, 2013. The litigation is pending and Medbox has sought cancellation of the agreement entered into for an approximate 50% ownership stake in MedVend due to a fraudulent sale of the stock since the shareholders did not have the power or authority to sell their ownership stake in MedVend, and their attempted sale also violated written representations they made. On November 19, 2013 this matter was transferred to United States District Court for the Eastern District of Michigan. MedVend recently joined the suit pursuant to a consolidation order executed by a new judge assigned to the matter. In the litigation, the selling shareholder defendants seek alternatively to have the transaction performed, or to have it unwound and seek damages. Medbox has denied liability with respect to any and all such counterclaims. A new litigation schedule was recently issued setting trial for September 2015.On June 5, 2014, the Company entered into and closed a purchase and sale agreement (the “Medvend PSA”) with PVM International, Inc. (“PVMI”) concerning this matter. Pursuant to the Medvend PSA, the Company sold to PVMI the Company’s rights and claims attributable to or controlled by the Company as a result of the Company’s transactions with those three certain stockholders of Medvend, known as Kaplan, Tartaglia and Kovan, in exchange for the return by PVMI to the Company of 30,000 shares of the Company’s common stock (the “Medvend Rights and Claims”). PVMI is owned by Vincent Mehdizadeh, the Company’s largest stockholder. The Company will have the right, under the Medvend PSA, to purchase from PVMI, at any time, the Medvend Rights and Claims, for the consideration provided by PVMI, plus the sum of any of PVMI’s reasonable expenditures incurred in pursuit of the Medvend Rights and Claims.

On or about September 17, 2014, some but not all of the holders of certain warrants for the Company’s common stock issued in connection with the Company’s 2013 purchase of Vaporfection International, Inc. filed suit against the Company in Circuit Court in Palm Beach County, Florida. The warrant holder plaintiffs contend that they are or were entitled to, in effect, a doubling of their number of shares of common stock subject to their warrants due to the dividend for stockholders announced by the Company in December 2013. The Company had been in negotiations with the warrant holders regarding this matter prior to the lawsuit being filed, and believed that an agreement in principle had been reached, subject to execution of final documentation. The Company is proceeding as planned with finalizing documentation in accordance with this agreement in principle with all non-plaintiff warrant holders while it evaluates its options with respect to the plaintiff warrant holders. A settlement overture was made by the plaintiffs to the Company post-filing, and most of the plaintiffs have now settled. If the matter with the plaintiffs is not resolved by settlement with the three remaining plaintiffs, then management intends to vigorously litigate the matter.

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

Medbox, Inc.

Date: November 12, 2014	By:	/s/ Guy M. Marsala
Guy M. Marsala
Chief Executive Officer (principal executive officer)

Date: November 12, 2014	By:	/s/ C. Douglas Mitchell
C. Douglas Mitchell
Chief Financial Officer (principal financial and accounting officer)