Form 10-Q/A
period 2014-03-31
Medbox, Inc.
filed 2015-03-16
CIK 1547996

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q /A

(Amendment No. 3)

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 000-54928

MEDBOX, INC.

(Exact name of registrant as specified in its charter)

Nevada	45-3992444
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8439 West Sunset Blvd., Suite 101, West Hollywood, CA	90069
(Address of principal executive offices)	(zip code)

(800) 762-1452

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 15, 2014, the registrant had 30,011,580 shares of common stock outstanding.

Explanatory Note

This Amendment No. 3 to Medbox, Inc.’s Form 10-Q/A for the three months ended March 31, 2014, initially filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 15, 2014, as amended by those certain amendments dated June 12, 2014 and June 27, 2014 (collectively, the “Original Filing”), includes restated condensed consolidated financial statements for the three months ended March 31, 2014 and 2013 (the “Restated Financials”) and a revised Management’s Discussion and Analysis of Financial Condition and Results of Operations, which has been amended to provide disclosure regarding the effect of the Restated Financials.

The condensed consolidated financial statements of the Company contained in the Original Filing have been restated to correct errors relating to (i) the timing of recognition of certain revenues for certain customer contracts prior to the period in which they were earned, (ii) recognition of investments from related parties as capital contributions, and (iii) improper capitalization of inventory costs. See Note 15 to the Company’s condensed consolidated financial statements included in “Item 1. Financial Statements” of this report and the information set forth in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information. The Company also has restated its unaudited condensed consolidated financial statements as of and for the quarterly periods ended June 30 and September 30, 2014 and the audited condensed consolidated financial statements for the years ended December 31, 2013 and December 31, 2012 set forth in its General Form of Registration of Securities on Form 10 in connection herewith.

The Company has amended and restated in its entirety each item of the Original Filing that required a change to reflect this restatement and to include certain additional information. These items include Item 1 and Item 2 of Part I and Item 6 of Part II of this report. No other information included in the Original Filing is amended hereby.

Except as stated above, this Amendment speaks only as of May 15, 2014 (the “Original Filing Date”), and this filing has not been updated to reflect any events occurring after such date or to modify or update disclosures affected by other subsequent events. In particular, forward-looking statements included in this Amendment represent management’s views as of the Original Filing Date. Such forward-looking statements should not be assumed to be accurate as of any future date. This Amendment should be read in conjunction with the Company’s other filings made with the SEC subsequent to the Original Filing Date, together with any amendments to those filings.

As previously disclosed in the Company’s Current Reports on Form 8-K filed on December 30, 2014 and March 9, 2015, respectively, the Company’s unaudited condensed consolidated financial statements previously included in the Original Filing, the Company’s audited condensed consolidated financial statements for the years ended December 31, 2012 and 2013 reported in the Company’s General Form of Registration of Securities on Form 10 and the unaudited condensed consolidated financial statements as of and for the quarterly periods ended June 30, and September 30, 2014 and 2013 should not be relied upon until restatements thereof have been filed with the SEC.

Pursuant to Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, this Form 10-Q/A includes new certifications by our principal executive officer and principal financial officer under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

MEDBOX, INC.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

MEDBOX, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2014	December 31, 2013
	(Unaudited) (Restated)
Assets
Current assets:
Cash and cash equivalents	$1,977,756	$168,003
Marketable securities	442,904	184,800
Accounts receivable	52,617	339,735
Note receivable	—	115,000
Inventory	374,734	632,986
Prepaid expenses and other current assets	260,622	89,241

Total current assets	3,108,633	1,529,765

Property and equipment, net of accumulated depreciation of $28,203 and $21,123, respectively	198,532	140,658
Investments, at cost	1,200,000	1,200,000
Intangible assets, net of accumulated amortization of $44,375 and $32,750 respectively	735,598	682,429
Note receivable	130,000	—
Goodwill	1,100,037	1,090,037
Deposits and other assets	99,662	98,726

Total assets	$6,572,462	$4,741,615

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$385,686	$448,314
Deferred revenue	1,248,232	683,621
Notes payable	—	75,000
Related party notes payable	16,674	111,794
Customer deposits	1,377,986	785,861
Short term loan payable	122,135	—

Total current liabilities	3,150,713	2,104,590

Stockholders’ equity

Preferred stock, $0.001 par value: 10,000,000 authorized; 3,000,000 and 6,000,000 issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	3,000	3,000
Common stock, $0.001 par value: 100,000,000 authorized, 30,011,580 and 29,525,750 issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	30,012	29,526
Additional paid-in capital	10,583,731	8,156,358
Common stock subscribed	—	(15,000)
Accumulated deficit	(7,194,994)	(5,536,859)

Total stockholders’ equity	3,421,749	2,637,025

Total liabilities and stockholders’ equity	$6,572,462	$4,741,615

See notes to condensed consolidated financial statements

MEDBOX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the 3 months ended
	March 31,	March 31,
	2014	2013
	(Restated)	(Restated)
Revenues	$51,011	$268,596
Revenues, related parties	—	—
Less: allowances and refunds	(60,000)	—

Net revenue	(8,989)	268,596

Cost of revenues	949,874	270,060

Gross margin	(958,863)	(1,464)

Operating expenses
Selling and marketing	141,554	254,252
Research and development	8,000	8,500
General and administrative	563,370	692,682

Total operating expenses	712,924	955,434

Loss from operations	(1,671,787)	(956,898)

Other income (expense), net	13,652	(408)

Loss before provision for income taxes	(1,658,135)	(957,306)

Provision for income taxes	—	—

Net loss	(1,658,135)	(957,306)

Earnings per share attributable to common stockholders
Basic	$(0.05)	$(0.03)

Diluted	$(0.05)	$(0.03)

Weighted average shares outstanding
Basic	30,516,271	27,957,406

Diluted	30,516,271	27,957,406

See notes to condensed consolidated financial statements

MEDBOX, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Additional	Common	Retained Earnings	Total
	Preferred Stock		Common Stock		Paid-In	Stock	(Accumulated)	Stockholders’
	Shares Amount		Shares	Amount	Capital	Subscribed	(Deficit)	Equity
Balances at January 1, 2013	6,000,000	$6,000	27,367,144	$27,367	$1,711,673	$(153,250)	$(1,745,419)	$(153,629)
Issuance of common stock, net of issuance costs	—	—	2,115,100	2,115	4,484,426	—	—	4,486,541
Cancellation of preferred stock	(3,000,000)	(3,000)	—	—	3,000	—	—	—
Proceeds of common stock subscribed	—	—	—	—	(138,250)	138,250	—	—
Issuance of warrants for acquisition of Vaporfection	—	—	—	—	1,166,000	—	—	1,166,000
Issuance of common stock for accounts payable	—	—	43,506	44	119,509	—	—	119,553
Capital contributions, related parties	—	—	—	—	810,000			810,000
Net loss	—	—	—	—	—	—	(3,791,440)	(3,791,440)

Balances at December 31, 2013	3,000,000	$3,000	29,525,750	$29,526	$8,156,358	$(15,000)	$(5,536,859)	$2,637,025

Issuance of common stock, net of issuance costs	—	—	485,830	486	2,427,373	—	—	2,427,859
Proceeds from common stock subscribed	—	—	—	—	—	15,000	—	15,000
Net loss (restated)	—	—	—	—	—	—	(1,658,135)	(1,658,135)

Balances at March 31, 2014 (Unaudited) (restated)	3,000,000	$3,000	30,011,580	$30,012	$10,583,731	$—	$(7,194,994)	$3,421,749

See notes to condensed consolidated financial statements.

MEDBOX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDING MARCH 31, 2014 AND 2013

	March 31, 2014	March 31, 2013
Cash flows from operating activities
Net loss	$(1,658,135)	$(957,306)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	18,705	5,701
Provisions for sales allowances and refunds	60,000	—
Changes in operating assets and liabilities
Accounts receivable	227,118	676,075
Loan receivable	—	(70,000)
Inventories	258,252	(172,388)
Prepaid expenses and deposits	(172,317)	(109,920)
Accounts payable and accrued expenses	(62,628)	(42,219)
Customer deposits	334,021	337,500
Deferred revenue	564,611	62,500

Net cash used in operating activities	(430,373)	(270,057)

Cash flows from investing activities
Issuance of note receivable	(15,000)	—
Purchase of property and equipment	(64,954)	(38,322)
Purchase of intangible assets	(74,794)	—
Advances for investments	—	(1,475,850)

Net cash used in investing activities	(154,748)	(1,514,172)

Cash flows from financing activities
Related party notes payable, net	(95,120)	(433,080)
Short term loan, net	122,135
Issuance of (payments on) notes payable	(75,000)
Contribution of capital, related party	—	810,000
Proceeds from issuance of common stock, net	2,442,859	1,425,328

Net cash provided by financing activities	2,394,874	1,802,248

Net increase in cash	1,809,753	18,019
Cash, beginning of period	168,003	1,026,902

Cash, end of period	$1,977,756	$1,044,921

Supplemental disclosures of cash flow information:
Cash paid for interest	$608	$848

Cash paid for income tax	$—	$9,068

Non-cash transactions:
Marketable securities received for accounts receivable	$258,104	$—

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (RESTATED)

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED (RESTATED)

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

At March 31, 2014 one customer represented 47.5% of the outstanding receivables and another customer represented 29.0% of gross revenues. At December 31, 2013, two (2) customers represented 78.1% of outstanding receivables. For the three months ended March 31, 2013 two customers represented 93.0% of gross revenues for the period. .

Customer	March 31, 2014				December 31, 2013
	Accounts Receivable		January - March 2014		Accounts Receivable		January - March 2013
	Amount, $	%	Revenue		Amount, $	%	Revenue
A	$25,000	47.5%
B			$14,786	29.0%
C					$150,000	44.2%
D					115,200	33.9%
E							$150,000	55.8%
F							100,000	37.2%

Subtotal	25,000	47.5%	14,786	29.0%	265,200	78.1%	250,000	93.0%

Total	$52,617	100%	$51,011	100.0%	$339,736	100%	$268,596	100.0%

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

MEDBOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED(RESTATED)

Revenue Recognition (Restated)

The Company applies the revenue recognition provisions pursuant to ASC No. 605, Revenue Recognition, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. The guidance outlines the basic criteria that must be met to recognize the revenue and provides guidance for disclosure related to revenue recognition policies.

Revenue is only recognized when the following four criteria are met: 1) persuasive evidence of an arrangement exists, 2) delivery has occurred or services have been rendered, 3) sales price is fixed and determinable and 4) collectability is reasonably assured. For multi-year contracts with upfront payments made by customers, the upfront payments are recognized over the longer of the contract period or the customer relationship. For contracts that include multiple deliverables such as the build out of customer facilities, the Company recognizes revenue when a milestone is reached in the contract such as securing the location, delivery of dispensing machines or completion of the facility. The contract terms are broken down in specific milestones with specific attributable revenue to be earned upon successful completion of the milestone terms. (e.g. if a milestone is completing construction on a client dispensary, the condition for the revenue to be recorded is after issuance of a certificate of occupancy for the newly completed facility. The Company will record a specified amount of revenue attributable to this milestone based on the contract). Equipment sales not associated with a consulting contract are recognized as the product is shipped and title passes. Advance payments from clients in advance of work performed are recorded as customer deposits on the balance sheet.

An allowance for bad debt is established for any customer when their balance is deemed as possibly uncollectible.

Provisions for estimated returns and allowances, and other adjustments are usually provided in the same period the related sales are recorded. The Company will at times allow customers to receive full refunds should regulatory events prevent the customer from being able to operate his or her contracted location. The provision for returns as well as an allowance for doubtful accounts is included in the Company’s balance sheet as determined by management.

Cost of Revenues (Restated)

Cost of revenue consists primarily of expenses associated with the delivery and distribution of our products and services. These include expenses related to the manufacture of our dispensary units, construction expense related to the customer dispensary, site selection and establishment of licensing requirements, and consulting expense for the continued management of the dispensary unit build out, server and security equipment, rent expense, energy and bandwidth costs, and support and maintenance costs prior to when the client moves in. We only begin capitalizing costs when we have obtained a license and a site for operation of a customer dispensary or cultivation center. The previously capitalized costs are charged to cost of revenue in the same period that the associated revenue is earned. In the case where it is determined that previously inventoried costs are in excess of the projected net realizable value of the sale of the licenses then the excess cost above net realizable value is written off to cost of revenues. In addition, cost of revenue related to our vaporizer line of products consists of direct procurement cost of the products along with costs associated with order fulfilment, shipping, inventory storage and inventory management costs.

MEDBOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED (RESTATED)

Basic and Fully Diluted Net Income/Loss Per Share

Basic net income/loss per share is computed by dividing net income/loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share include the effects of any outstanding options, warrants and other potentially dilutive securities. The Company did not consider any potential common shares in the computation of diluted loss per share for the periods ending March 31, 2014 and December 31, 2013, due to the net loss, as they would have an anti-dilutive effect on EPS.

As of March 31, 2014 and December 31, 2013, the Company had 3,000,000 shares of Series A preferred stock outstanding with par value of $0.001 that could be converted into 15,000,000 shares of the Company’s common stock. The Company also had 295,854 warrants to purchase common stock outstanding as of March 31, 2014.

Accounts Receivable and Allowance for Bad Debts

The Company is subject to credit risk as it extends credit to our customers for work performed as specified in individual contracts. The Company extends credit to its customers, mostly on an unsecured basis after performing certain credit analysis. Our typical terms require a portion of the contract price up front and the rest payable upon certain agreed milestones. The Company’s management periodically reviews the creditworthiness of its customers and provides for probable uncollectible amounts through a charge to earnings and a credit to an allowance for bad debts based on our assessment of the current status of individual accounts. Accounts still outstanding after the Company has used reasonable collection efforts are written off through a charge to the allowance for bad debts accounts and a credit to accounts receivable. As of March 31, 2014 and December 31, 2013, the Company’s management considered all accounts outstanding fully collectible.

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

Depreciation and amortization expense for the three months ended March 31, 2014 and March 31, 2013 was $18,705 and $5,701 respectively.

MEDBOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED (RESTATED)

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

Recent Accounting Pronouncements

There were various accounting updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s consolidated financial position, consolidated results of operations or cash flows.

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

NOTE 5 – INVENTORIES (RESTATED)

Inventories are stated at the lower of cost or market value. Cost is determined on a standard cost basis that approximates the first-in, first-out (FIFO) method.

The consolidated inventories at March 31, 2014 and December 31, 2013 consist of:

	March 31, 2014	December 31, 2013
Inventories
Work in process and related capitalized costs	$—	$242,488
Deposits on dispensing machines	167,400	138,423
Vaporizers and accessories	207,334	193,575
Dispensing machines	—	58,500

Total inventory	$374,734	$632,986

MEDBOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2014 and December 31, 2013 consists of:

	March 31, 2014	December 31, 2013
Property Plant and Equipment
Office equipment	$19,439	$17,192
Furniture and fixtures	74,404	73,567
Website development	46,922	46,922
Product development	85,970	24,100

	226,735	161,781
Less accumulated depreciation	(28,203)	(21,123)

Property and equipment, net	$198,532	$140,658

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

	March 31, 2014	December 31, 2013
Intangible assets
Distributor relationship	314,000	314,000
IP/Technology/Patents	311,973	332,179
Domain names	131,000	46,000
Non-Compete covenants	23,000	23,000

	779,973	715,179
Less accumulated amortization	(44,375)	(32,750)

Intangible assets, net	735,598	682,429

The estimated useful lives for significant intangible assets are as follows:

Distributor Relationship	10 years
Domain Names	10 years
Non-Compete covenants	3 years

With the recent acquisition of its intangible assets in April 2013, the Company’s management does not believe any impairment of intangible assets has occurred as of March 31, 2014.

MEDBOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – ACCOUNTS AND NOTES RECEIVABLE (RESTATED)

Periodically, the Company assesses and reviews the receivables for collectability. As of March 31, 2014 and December 31, 2013, the Company’s management considered all accounts outstanding fully collectible.

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

NOTE 9 – MARKETABLE SECURITIES

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

MEDBOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – CUSTOMER DEPOSITS

Customer deposits

Advance payments from customers are recorded as customer deposits on the balance sheet.

	March 31, 2014	December 31, 2013
Customer deposits
Advance payments from customers	$1,302,649	$710,225
Prepaid sales of vaporizers	75,337	75,636

Total customer deposits	$1,377,986	$785,861

NOTE 11 – SHORT-TERM DEBT

Short-term debt as of March 31, 2014 and December 31, 2013 consisted of:

	March 31, 2014	December 31, 2013
Short-term debt
Note payable to unrelated third party payable	$—	$75,000
Notes payable to related party	16,674	111,794
Short term loan payable	122,135	—

Total current debt	$138,809	$186,794

Note payable to unrelated party was signed on March 22, 2013 and is due on April 22, 2014, bearing an interest rate of 10% per annum. Interest expense on notes payable for three months ended March 31, 2014 and March 31, 2013 was $28,667 and $0, respectively.

The notes payable to related parties bear no interest and are due on demand.

The short term loan represents the balance of the financing in the amount of $137,160 for the D&O insurance. The financing bears a 4.25% interest and is payable in monthly annuities of $15,511 for the period of nine months with the first payment due on March 5, 2014 and the last on November 5, 2014. The interest charge for the period ended March 31, 2014 was $486.

NOTE 12 – RELATED PARTY TRANSACTIONS (RESTATED)

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

On March 25, 2014, the Company completed a contract for management rights with a related party and shareholder in the amount of $400,000. Also, the same related party paid the Company $150,000 during the first quarter of 2014 on behalf of one of the related party’s partners. These amounts were recorded as deposits in the Company’s balance sheet. In addition, on March 28, 2014, the Company entered into an agreement with the same related party for territory rights in Colorado for $500,000. The agreement has a term of five years and, accordingly, the revenue will be recognized ratably over five year term.

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

At December 17, 2013 the Company’s subsidiary Vaporfection International, Inc. entered in to an agreement for a 1 year non-cancelable lease in Deerfield Beach, Florida. The lease starts on January 1, 2014 at a monthly rate of $1,981, after December 31, 2014 the lease will be on the month to month basis.

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

Amount
Year Ending
2014	$147,398
2015	172,759
2016	172,759
2017	86,379

Total	$579,295

MEDBOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15. RESTATEMENT

On December 30, 2014, Medbox, Inc. (the “Registrant”) filed with the Securities and Exchange Commission a Current Report on Form 8-K (the “Original 8-K”) disclosing its determination to (i) amend and restate its financial statements for the year ended December 31, 2013, the third and fourth quarters of 2013 and the first three quarters of 2014 and (ii) to examine the Company’s financial statements for the fiscal year 2012 and the first two quarters of 2013 and, if necessary, to restate those also. Thereafter, management, together with is professional advisor, undertook a comprehensive review of revenue recognition for all periods from 2012 to the present.

Management and the outside professional advisor have completed the review of revenue recognition for the years 2012, 2013 and 2014. Conclusions that relate to the periods being restated herein include:

1)	Revenue on some contracts with customers was recognized before all required criteria were met, resulting in an overstatement of revenue; and,

2)	Certain transactions with related parties in the amount of $810,000 during the year ended December 31, 2013 were improperly recorded as revenue instead of capital contributions

The combined impacts of all adjustments to the applicable line items in our condensed consolidated financial statements for the periods covered by this Form 10-Q/A are provided in the tables below.

Financial Statement Presentation. In addition to the restatement of our consolidated financial statements, we have also restated the following items to reflect certain changes noted above.

•	Note 2 - Summary of Significant Accounting Policies

•	Note 5 – Inventories

•	Note 8 - Accounts and Notes Receivable

•	Note 12 - Related Parties

MEDBOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

	March 31, 2014 (Unaudited) (As originally presented)	Impact of 2013 restatement	Early Recognition of Revenue	March 31, 2014 (Unaudited) (Restated)
Assets
Current assets
Cash and cash equivalents	$1,977,756			$1,977,756
Marketable securities	442,904			442,904
Accounts receivable	1,319,461	(1,524,771)	257,927	52,617
Inventory	1,069,156	(636,468)	(57,954)	374,734
Prepaid expenses and other current assets	260,622			260,622

Total current assets	5,069,899			3,108,633

Property and equipment	198,532			198,532
Investments, at cost	1,200,000			1,200,000
Intangible assets	735,598			735,598
Note receivable	130,000			130,000
Goodwill	1,100,037			1,100,037
Deposits and other assets	99,662			99,662

Total assets	$8,533,728			$6,572,462

		(2,161,239)	199,973

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$535,686	(150,000)		$385,686
Notes payable	—			—
Deferred revenue		683,621	564,611	1,248,232
Related party notes payable	16,674			16,674
Customer deposits	538,311	582,675	257,000	1,377,986
Provision for customers refunds	222,925		(222,925)	—
Short term loan payable	122,135			122,135

Total current liabilities	1,435,731			3,150,713

Stockholders’ Equity
Preferred stock	3,000			3,000
Common stock	30,012			30,012
Additional paid-in capital	9,212,731	1,371,000		10,583,731
Common stock subscribed	0			—
Accumulated deficit	(2,147,746)	(4,648,535)	(398,713)	(7,194,994)

Total stockholders’ equity	7,097,997			3,421,749

Total liabilities and stockholders’ equity	$8,533,728			$6,572,462

		(2,161,239)	199,973

MEDBOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended March 31, 2014 (As originally presented)	Early Recognition of Revenue	Three months ended March 31, 2014 (Restated)
Revenue	$294,550	$(243,539)	$51,011
Revenue from related party	1,000,000	(1,000,000)	—
Less: allowances and refunds	(962,780)	902,780	(60,000)

Net revenue	331,770	(340,759)	(8,989)
Cost of revenues	891,920	57,954	949,874

Gross profit	(560,150)	(398,713)	(958,863)

Operating expenses
Selling and marketing	141,554		141,554
Research and development	8,000		8,000
General and administrative	563,370		563,370

Total operating expenses	712,924		712,924

Loss from operations	(1,273,074)		(1,671,787)

Other income (expense), net	13,652		13,652

Loss before provision for income taxes	(1,259,422)		(1,658,135)

Provision for income taxes	—		—

Net loss	$(1,259,422)	(398,713)	$(1,658,135)

Earnings per share attributable to common stockholders
Basic	$(0.04)		$(0.05)

Diluted	$(0.04)		$(0.05)

Weighted average shares outstanding
Basic	30,516,271		30,516,271

Diluted	30,516,271		30,516,271

MEDBOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended March 31, 2013 (As originally presented)	Early Recognition of Revenue	Contributions to Capital	Three months ended March 31, 2013 (Restated)
Revenue	$1,245,522	$(166,926)	$(810,000)	$268,596
Revenue from related party	—			—
Less: allowances and refunds	—			—

Net revenue	1,245,522			268,596
Cost of revenues	620,060	(350,000)		270,060

Gross profit	625,462			(1,464)

Operating expenses
Selling and marketing	254,252			254,252
Research and development	8,500			8,500
General and administrative	692,682			692,682

Total operating expenses	955,434			955,434

Loss from operations	(329,972)			(956,898)

Other income (expense), net	(408)			(408)
Loss before provision for income taxes	(330,380)			(957,306)
Provision for income taxes	—			—

Net loss	$(330,380)	183,074	(810,000)	$(957,306)

Earnings per share attributable to common stockholders
Basic	$(0.01)			$(0.03)

Diluted	$(0.01)			$(0.03)

Weighted average shares outstanding
Basic	27,957,406			27,957,406

Diluted	45,290,739			27,957,406

MEDBOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 – SUBSEQUENT EVENTS

Effective April 10, 2014, Ambassador Ned Sigel was elected to the Company’s Board of Directors. Ambassador Siegel will be bringing over 30 years of entrepreneurial experience as a developer, owner, and manager of vast and diverse holdings to assist the company with capitalizing on current market opportunities as well as finding and developing new investments and implementing strategies. On the same day as Ambassador’s Siegel’s election to the Board of Directors, the Board accepted the resignation of Mr. Vincent Mehdizadeh as the Chief Operating Officer of the Company and appointed him as Senior Strategist.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Information in this Quarterly Report on Form 10-Q/A may contain forward-looking statements. This information may involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different than the future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology.

Examples of forward-looking statements include, but are not limited to, statements regarding our proposed services, market opportunities and acceptance, expectations for revenues, cash flows and financial performance, and intentions for the future. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” in the Company’s Registration Statement on Form 10 Amendment 2 filed with the Securities and Exchange Commission (the “SEC”) on May 13, 2014 and any amendment thereto. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Quarterly Report on Form 10-Q/A will in fact be accurate. Further, we do not undertake any obligation to publicly update any forward-looking statements, except as may be required under applicable securities laws. As a result, you should not place undue reliance on these forward-looking statements

Overview

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

Three Months Ended March 31, 2014 and March 31, 2013

Results of Operations

Overview of Results. We reported a consolidated net loss of $1,108,135, for the three months ended March 31, 2014 and $957,306 for the three months ended March 31, 2013. The increase in net loss of $150,829 was primarily due to a decrease in consulting revenue. In addition, cost controls put in place in late 2013 resulted in significant reductions in operating expenses for the quarter as compared to the comparable quarter in 2013.

Revenues. Total revenues consisted of revenues from Medbox system sales, location build-outs fees, consulting fees collected by matching existing clients with new capital partners, and consulting service fees, which are often bundled together in a single offering to clients. During the first three months of 2014, the revenue also includes the sales of vaporizers and accessories of the Company’s subsidiary Vaporfection International, Inc. (“VII”).

Revenue Description	March 31, 2014	March 31, 2013	$ Increase (Decrease)
Consulting	$25,958	$268,596	$(242,638)
VII-Product sales	25,053	—	25,053

- Gross revenues	51,011	268,596	(217,585)
Allowances for refunds	(60,000)	—	(60,000)

Net revenues	$(8,989)	$268,596	$(277,585)

Consulting revenue decreased 90.3% or $242,638 to $25,958 for the three months ended March 31, 2014, from $268,596 for the three months ended March 31, 2013. This change in revenue was due to delays in adopting final regulations in Nevada and Illinois and the timing of application submittals for those states where, as a result, revenue was not fully recognized for many of our clients. The $60,000 allowance for refunds represents an amount to be refunded to a San Diego client.

In the first quarter of 2014, we sold $25,053 of vaporizer product and accessories through our VII operating subsidiary. The subsidiary was acquired on April 1, 2013. We expect to be able to release our newest portable vaporizer product for general availability during the second quarter of 2015.

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

We had cost of revenues of $949,874 for the three months ended March 31, 2014 and $270,060 for the three months ended March 31, 2013. Cost of revenues increased $679,814 or 251.7% primarily due to the factors listed in the paragraphs below.

As described above, the costs of revenue of the Company’s subsidiary VII did not exist during the three months ended March 31, 2013. For the three months ended March 31, 2014, the cost of goods sold of VII added $65,167 to the consolidated cost of revenue.

The remainder of the increase in cost of revenue was related to the costs associated with pursuing the licenses in the States of Washington, Nevada, San Diego and Illinois as a result of new legislation changes. After obtaining the final approvals the Company will have to invest additional amounts to bring the locations to the level of compliance required by the state and/or city and perform the interior build-out.

Operating Expenses. Operating expenses, consist of all other costs incurred during the period other than cost of revenues. Operating expenses were $712,924 for three months ended March 31, 2014 a decrease of $242,510 or 25.4% as compared to $955,434 for the same period of 2013. The decrease in operating expenses of $242,510, or approximately 25%, was primarily due to a decrease in selling and marketing expenses and a decrease in general and administrative expenses which were part of a tighter rein on third party legal and marketing costs and were offset by the first time inclusion of the operating cost of VII which was acquired on April 1, 2013. Similar to revenue and costs of revenue aforementioned, the Company did not have in the first quarter of 2013 the operational expenses related to VII activity, which added $113,278 to the total of operating expenses incurred during the three months ended March 31, 2014. If we exclude the VII operating expenses “the comparable” company’s operational expenses decreased $355,788 for three months ended March 31, 2014 compared to the same period of 2013.

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

Description of Change	March 31, 2014	March 31, 2013	$ Increase (Decrease)
VII sales and marketing expense	$42,048	$—	$42,048
Lead generation-Kind Clinics	—	113,613	(113,613)
Public relations firm expense	—	20,550	(20,550)
Added a sales manager	27,837	—	27,837
Reduction in sales consultants	43,022	81,919	(38,897)
Other	28,637	38,170	(9,533)

Total selling and marketing	$141,544	$254,252	$(112,708)

During three months ended March 31, 2014 the Company incurred $42,048 in marketing and sales expenses related to VII activity, there were no similar expenses during three months ended March 31, 2013.

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

Description of Change	March 31, 2014	March 31, 2013	$ Increase (Decrease)
Initial reporting of VII expenses	$71,230	$—	$71,230
Legal costs	74,960	145,572	(70,612)
Professional accounting services	35,448	—	35,448
Fund raising consultants	23,105	80,000	(56,895)
Investor relations expenses	12,582	—	12,582
Rent expense	50,652	14,021	36,631
Lobbying costs	22,700	53,873	(31,173)
Management fee - Vincent Chase, Inc.	37,500	75,000	(37,500)

Management fee – Kind Clinics	—	61,019	(61,019)
Payroll and consulting	163,127	191,913	(28,786)
Insurance	25,400	—	25,400
Other	46,666	71,284	(24,618)

Total general and administrative	$563,370	$692,682	$(129,312)

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

Liquidity and Capital Resources

Cash Flows – Operating Activities

During three months ended March 31, 2014, cash flows used in operating activities were $430,373, consisting primarily of the quarter’s net loss of $1,658,135 reduced for non-cash adjustments of depreciation and amortization of $18,705 and the establishment of a non-cash provision for sales allowances of $60,000. Additional components of cash used in operating activities were an increase in prepaid expenses and other assets of $172,317 related primarily to the advance funding of $127,000 for the Company’s annual Director and Officers insurance policy, retainer payments of approximately $20,000 to two law firms and a rent deposit of approximately $18,000 related to a potential client retail location and a reduction in accounts payable and accrued expenses of $62,628 due to the timing of the payment of trade payables and the overall reduction in operating costs. These operating uses of cash were offset by a decrease of accounts receivable of $227,118, decreases in inventory of $258,252 which consisted primarily of reductions due to sales of a retail location. In addition, customer deposits and deferred revenue provided net cash of $334,021 and $502,111, respectively primarily due to the increase in customer deposits and deferred revenue collected on contracts prior to work being completed and revenue recognized.

During the three months ended March 31, 2013 cash flows used in operating activities were $270,057. Increases consisted of the net decrease in accounts receivable of $676,075 as a result of customer collections, and a net increase of $62,500 in deferred revenue and increases in customer deposits of $337,500. The decreases in the cash flows from operating activities consist of the net loss of $957,306, reduced for the non-cash adjustment of depreciation and amortization of $5,701, the net increase of inventory levels of $172,388 due to retail dispensary construction projects in progress in the State of Arizona, a decrease in accounts payables and accrued expenses of $42,219, and the increase in prepaid expenses and other assets of $109,920 related primarily to increase in office rent deposit of approximately $38,000 due to additional space leased and additional deposits in the amount of $56,000 for securing locations for future applications in the city of San Diego. In addition during the first quarter of 2013 loan receivables increased by $70,000.

Cash Flows – Investing Activities

During the three months ended March 31, 2014, cash flows used in investing activities were $154,748, consisting primarily of purchase of property and equipment of $64,954 and purchase of intangible assets related to domain name and patents of $74,794. During the three months ended March 31, 2013, cash flows used in investing activities were $1,514,172, consisting primarily of $1,475,850 in advances for investments.

Cash Flows – Financing Activities

During three months ended March 31, 2014, cash flows provided by financing activities were $2,394,874, consisting primarily of $2,442,859 of proceeds from issuance of common stock, and $122,135 from short term loan, offset by payments on related party notes payable of $95,120 and payments on notes payable of $75,000. During the three months ended March 31, 2013, cash flows provided by financing activities were $1,802,248 which consisted of $1,425,328 of proceeds from issuance of common stock, $810,000 in contributions to capital from a related party, less $433,080 in payments on notes payable.

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

In addition, our VII subsidiary has cash demands for the completion of its portable vaporizer product and the follow-on production costs for the new product. These additional investments along with continued investment into the operating cost of the business will continue to be a net user of cash until the company’s cash requirements can be re-evaluated after the expected launch of the new portable vaporizer in 2015.

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

Medbox, Inc.

Date: March 16, 2015	By:	/s/ Guy M. Marsala
Guy M. Marsala
Chief Executive Officer (principal executive officer)

Date: March 16, 2015	By:	/s/ C. Douglas Mitchell
C. Douglas Mitchell
Chief Financial Officer (principal financial and accounting officer)