Form 10-Q/A
period 2014-06-30
Medbox, Inc.
filed 2015-03-16
CIK 1547996

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 12, 2014, the registrant had 30,011,580 shares of common stock, par value $0.001 per share, outstanding.

Explanatory Note

This Amendment No. 1 to Medbox, Inc.’s Form 10-Q for the three and six months ended June 30, 2014, initially filed with the U.S. Securities and Exchange Commission (the “SEC”) on August 14, 2014 (the “Original Filing”), includes restated condensed consolidated financial statements for the three and six months ended June 30, 2014 and 2013 (the “Restated Financials”) and a revised Management’s Discussion and Analysis of Financial Condition and Results of Operations, which has been amended to provide disclosure regarding the effect of the Restated Financials.

The unaudited condensed consolidated financial statements of the Company contained in the Original Filing have been restated to correct errors relating to (i) the timing of recognition of certain revenues for certain customer contracts prior to the period in which they were earned, (ii) recognition of investments from related parties as capital contributions, and (iii) improper capitalization of inventory costs. See Note 15 to the Company’s condensed consolidated financial statements included in “Item 1. Financial Statements” of this report and the information set forth in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information. The Company also has restated its unaudited condensed consolidated financial statements as of and for the quarterly periods ended March 30 and September 30, 2014 and the audited condensed consolidated financial statements for the years ended December 31, 2013 and December 31, 2012 set forth in its General Form of Registration of Securities on Form 10 in connection herewith.

The Company has amended and restated in its entirety each item of the Original Filing that required a change to reflect this restatement and to include certain additional information. These items include Item 1 and Item 2 of Part I and Item 6 of Part II of this report. No other information included in the Original Filing is amended hereby.

Except as stated above, this Amendment speaks only as of August 14, 2014 (the “Original Filing Date”), and this filing has not been updated to reflect any events occurring after such date or to modify or update disclosures affected by other subsequent events. In particular, forward-looking statements included in this Amendment represent management’s views as of the Original Filing Date. Such forward-looking statements should not be assumed to be accurate as of any future date. This Amendment should be read in conjunction with the Company’s other filings made with the SEC subsequent to the Original Filing Date, together with any amendments to those filings.

As previously disclosed in the Company’s Current Reports on Form 8-K filed on December 30, 2014 and March 9, 2015, respectively, the Company’s unaudited condensed consolidated financial statements previously included in the Original Filing, the Company’s audited condensed consolidated financial statements for the years ended December 31, 2012 and 2013 reported in the Company’s General Form of Registration of Securities on Form 10 and the unaudited condensed consolidated financial statements as of and for the quarterly periods ended March 31, and September 30, 2014 and 2013 should not be relied upon until restatements thereof have been filed with the SEC.

Pursuant to Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, this Form 10-Q/A includes new certifications by our principal executive officer and principal financial officer under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

MEDBOX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2014 (Unaudited) (Restated)	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$975,027	$168,003
Marketable securities	321,043	184,800
Accounts receivable	309,097	339,735
Note receivable	—	115,000
Inventory	670,777	632,986
Prepaid expenses and other current assets	357,566	89,241

Total current assets	2,633,510	1,529,765

Property and equipment, net of accumulated depreciation of $35,409 and $21,123, respectively	155,190	140,658

Investments, at cost	—	1,200,000
Intangible assets, net of accumulated amortization of $57,417 and $32,750 respectively	813,946	682,429
Note receivable	155,000	—
Goodwill	1,100,037	1,090,037
Deposits and other assets	43,662	98,726

Total assets	$4,901,345	$4,741,615

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$641,698	$448,314
Deferred revenue	1,141,672	683,621
Notes payable	—	75,000
Related party notes payable	516,674	111,794
Customer deposits	1,660,198	785,861
Short term loan payable	76,738	—

Total current liabilities	4,036,980	2,104,590

Stockholders’ equity

Preferred stock, $0.001 par value: 10,000,000 authorized; 3,000,000 and 6,000,000 issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	3,000	3,000
Common stock, $0.001 par value: 100,000,000 authorized, 30,011,580 and 29,525,750 issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	30,012	29,526
Additional paid-in capital	10,583,731	8,156,358
Common stock subscribed	—	(15,000)
Treasury stock	(1,209,600)
Accumulated deficit	(8,542,778)	(5,536,859)

Total stockholders’ equity	864,365	2,637,025

Total liabilities and stockholders’ equity	$4,901,345	$4,741,615

See notes to condensed consolidated financial statements

MEDBOX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the 3 months ended		For the 6 months ended
	June 30, 2014 (Restated)	June 30, 2013 (Restated)	June 30, 2014 (Restated)	June 30, 2013 (Restated)
Revenues	$360,105	$261,603	$386,197	$530,198
Revenues, related parties	—	—	24,918	—
Less: allowances and refunds	—	—	(60,000)	—

Net revenue	360,105	261,603	351,115	530,198

Cost of revenues	728,669	181,037	1,678,543	451,097

Gross margin	(368,564)	80,566	(1,327,427)	79,101

Operating expenses
Selling and marketing	286,784	161,005	430,008	415,257
Research and development	67,033	10,000	75,033	18,500
General and administrative	663,415	661,451	1,225,115	1,354,133

Total operating expenses	1,017,232	832,456	1,730,156	1,787,890

Loss from operations	(1,385,796)	(751,890)	(3,057,583)	(1,708,789)

Other income (expense), net	38,012	(5,787)	51,664	(6,195)

Loss before provision for income taxes	(1,347,784)	(757,677)	(3,005,919)	(1,714,984)

Provision for income taxes	—	—	—	—

Net loss	(1,347,784)	(757,677)	(3,005,919)	(1,714,984)

Earnings per share attributable to common stockholders
Basic	$(0.04)	$(0.03)	$(0.10)	$(0.06)

Diluted	$(0.04)	$(0.03)	$(0.10)	$(0.06)

Weighted average shares outstanding
Basic	30,531,365	28,705,243	30,523,860	28,333,390

Diluted	30,531,365	28,705,243	30,523,860	28,333,390

See notes to condensed consolidated financial statements

MEDBOX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the period ended June 30, 2014 (unaudited) and December 31, 2013

	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In Capital	Common Stock Subscribed	Retained Earnings (Accumulated) (Deficit)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balances at January 1, 2013	6,000,000	$6,000	27,367,144	$27,367	—	$—	$1,711,673	$(153,250)	$(1,745,419)	$(153,629)
Issuance of common stock, net of issuance costs	—	—	2,115,100	2,115	—	—	4,484,426	—	—	4,486,541
Cancellation of preferred stock	(3,000,000)	(3,000)	—	—	—	—	3,000	—	—	—
Proceeds of common stock subscribed	—	—	—	—	—	—	(138,250)	138,250	—	—
Issuance of warrants for acquisition of Vaporfection	—	—	—	—	—	—	1,166,000	—	—	1,166,000
Issuance of common stock for accounts payable	—	—	43,506	44	—	—	119,509	—	—	119,553
Capital contributions, related parties	—	—	—	—		—	810,000			810,000
Net loss	—	—	—	—	—	—	—	—	(3,791,440)	(3,791,440)

Balances at December 31, 2013	3,000,000	$3,000	29,525,750	$29,526	—	$—	$8,156,358	$(15,000)	$(5,536,859)	$2,637,025

Issuance of common stock, net of issuance costs	—	—	485,830	486	—	—	2,427,373	—	—	2,427,859
Proceeds from common stock subscribed	—	—	—	—	—	—	—	15,000	—	15,000
Treasury stock					(60,000)	(1,209,600)				(1,209,600)
Net loss (restated)	—	—	—	—	—	—	—	—	(3,005,919)	(3,005,919)

Balances at June 30, 2014 (Unaudited) (Restated)	3,000,000	$3,000	30,011,580	$30,012	$(60,000)	$(1,209,600)	$10,583,731	—	$(8,542,778)	$864,365

See notes to condensed consolidated financial statements

MEDBOX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities
Net income (loss)	$(3,005,919)	$(1,714,984)
Adjustments to reconcile net income (loss) to net cash:
Depreciation and amortization	38,953	26,139
Allowances and refunds	60,000	—
Profit on sale of the investments	(9,600)	—
Value of securities received for services	(98,532)
Unrealized gain on marketable securities held for resale	(26,511)
Changes in operating assets and liabilities
Accounts receivable	(29,362)	(59,739)
Loan receivable	—	(55,000)
Inventories	(37,791)	(628,864)
Prepaid expenses and other assets	(213,261)	(149,584)
Accounts payable and accrued expenses	193,384	(113,506)
Customer deposits	863,137	457,455
Deferred revenue	458,051	567,500

Net cash used in operating activities	(1,807,451)	(1,670,583)

Cash flows from investing activities
Issuance of note receivable	(40,000)	—
Purchase of property and equipment, net	—	(193,593)
Purchase of intangible assets	(195,002)	—
Advances for investments	—	(1,200,000)

Net cash used in investing activities	(235,002)	(1,393,593)

Cash flows from financing activities
Related party notes payable, net	404,880	(869,038)
Payments on long term loan	—	(58,137)
Short term loan, net	76,738
Payments on notes payable	(75,000)	—
Contributions to capital, related party		810,000
Proceeds from issuance of common stock, net	2,442,859	2,537,015

Net cash provided by financing activities	2,849,477	2,419,840

Net increase in cash	807,024	(644,336)
Cash, beginning of period	168,003	1,026,902

Cash, end of period	975,027	382,566

Supplemental disclosures of cash flow information:

Cash paid for interest	$2,872	$6,731

Cash paid for income taxes	—	$9,068

Non- cash transactions:

Liabilities assumed for Vaporfection International, Inc.	$—	$469,000

Common stock warrants issued for Vaporfection International, Inc.	$—	$1,166,000

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

Concentrations of Credit Risk (Restated)

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

At June 30, 2014 two customers accounted for 90.2 % of the outstanding receivables of the Company, as compared to 78.1% at December 31, 2013 For the six months ended June 30, 2014 and 2013, two customers accounted for 66.6% and 93.4% of the gross revenues, respectively.

	June 30, 2014		January - June 2014		December 31, 2013		January - June 2013
Customer	Accounts Receivable		Revenue		Accounts Receivable		Revenue
	Amount, $	%			Amount, $	%
A	175,000	56.6%	175,000	42.6%	150,000	44.2%	150,000	28.3%
B	104,000	33.6%			115,200	33.9%
C			98,532	24.0%			150,000	28.3%
D							100,000	18.9%
E							95,000	17.9%

	279,000	90.2%	273,532	66.6%	265,200	78.1%	495,000	93.4%

Total	309,097	100%	411,116	100.0%	339,736	100%	530,198	100.0%

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred. The Company incurred advertising and marketing costs of $286,784 and $161,005 for the three months ended June 30, 2014 and 2013, and $430,008 and $415,257 for the six months ended June 30, 2014 and 2013, respectively.

MEDBOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (RESTATED)

Research and Development

Research and development expenses are charged to operations as incurred. The Company incurred research and development costs of $67,033 and $10,000 for the three months ended June 30, 2014 and 2013, and $75,033 and $18,500 for the six months ended June 30, 2014 and 2013, respectively.

MEDBOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (RESTATED)

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (RESTATED)

Basic and Fully Diluted Net Income/Loss Per Share

Basic net income/loss per share is computed by dividing net income/loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share includes the effects of any outstanding options, warrants and other potentially dilutive securities. The Company did not consider any potentially dilutive common shares in the computation of diluted loss per share for the periods ending June 30, 2014 and December 31, 2013, due to the net loss, as they would have an anti-dilutive effect on EPS.

As of June 30, 2014 and December 31, 2013, the Company had 3,000,000 shares of Series A preferred stock outstanding with par value of $0.001 that could be converted into 15,000,000 shares of the Company’s common stock. The Company also had 295,854 warrants to purchase common stock outstanding as of June 30, 2014.

Accounts Receivable and Allowance for Bad Debts

The Company is subject to credit risk as it extends credit to our customers for work performed as specified in individual contracts. The Company extends credit to its customers, mostly on an unsecured basis after performing certain credit analysis. Our typical terms require the customer to pay a portion of the contract price up front and the rest upon certain agreed milestones. The Company’s management periodically reviews the creditworthiness of its customers and provides for probable uncollectible amounts through a charge to operations and a credit to an allowance for doubtful accounts based on our assessment of the current status of individual accounts. Accounts still outstanding after the Company has used reasonable collection efforts are written off through a charge to the allowance for doubtful accounts. As of June 30, 2014 and December 31, 2013, the Company’s management considered all accounts outstanding fully collectible.

MEDBOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (RESTATED)

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (RESTATED)

Recent Accounting Pronouncements

There were various accounting updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s consolidated financial position, consolidated results of operations or cash flows.

NOTE 3 – ACQUISITION

On March 22, 2013, the Company entered into a purchase agreement for 100% of the issued and outstanding common stock of Vaporfection International Inc. (“VII”) owned by Vapor Systems International LLC. The Company closed the transaction on April 1, 2013. The Company issued 260,854 warrants to shareholders of VII allowing them to purchase one (1) share of Medbox common stock at $.001 per share beginning April 1, 2014. These warrants were valued for the Company’s accounting purposes at $4.47 per share which represented the fair value of the Company’s common stock as determined by the Company’s independent appraiser. In addition, the Company assumed certain liabilities and a 10% convertible note of VII in the aggregate amount of approximately $470,000. The total value of the acquisition was approximately $1,635,000 and has been allocated in accordance with ASC 805 as per the Company’s independent valuation as follows:

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

The consolidated inventories at June 30, 2014 and December 31, 2013 consist of:

Inventories	June 30, 2014 (Restated)	December 31, 2013
Work in process and related capitalized costs	$—	$242,488
Deposits on dispensing machines	214,102	138,423
Vaporizers and accessories	456,675	193,575
Dispensing machines	—	58,500

Total inventory	$670,777	$632,986

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

MEDBOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – ACCOUNTS AND NOTES RECEIVABLE (RESTATED)

Accounts receivables

Periodically, the Company assesses and reviews the receivables for collectability. As of June 30, 2014 and December 31, 2013, the Company’s management considered all accounts outstanding fully collectible.

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

NOTE 9 – MARKETABLE SECURITIES

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

On May 19, 2014 the Company entered into an agreement with MJ Holdings, Inc., a publicly traded company that provides real estate financing and related solutions to licensed marijuana operators. The Company will market MJ Holdings’ real estate financial products and offerings to its consulting clients and will direct all incoming real estate related opportunities to MJ Holdings. Under the agreement, the Company will receive 50% of management fees and profits realized from the real estate opportunities it presents, in addition to warrants to purchase shares in MJ Holdings. The initial term of the agreement is six months, and will renew automatically for successive one month terms, unless one of the parties notifies the other in writing of its the intention to terminate the agreement. During the six month period MJ Holdings, Inc. will issue to the Company 33,333 warrants of common stock on each month’s anniversary of the contract. As of June 30, 2014 the Company received two warrants for the services provided under the agreement. The following table represents the initial recognition value and subsequent adjustment as of reporting date:

Warrants	Initial Recognition Fair Value	Fair Value at Conversion	Gain or Loss	Fair Value as of June, 30 2014
Warrant #1	$95,866	$(94,719)	$(1,147)	$—
Conversion of the Warrant #1 to 10,825 shares	—	94,719	(10,609)	84,110
Warrant #2	2,666	—	38,267	40,933

Total	$98,532	$—	$26,511	$125,043

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

NOTE 9 – MARKETABLE SECURITIES

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

MEDBOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – CUSTOMER DEPOSITS (RESTATED)

Advance payments from customers are recorded as customer deposits on the balance sheet.

Customer deposits	June 30, 2014 (Restated)	December 31, 2013
Advance payments from customers	$1,585,160	$710,225
Prepaid sales of vaporizers	75,038	75,636

Total customer deposits	$1,660,198	$785,861

NOTE 11 – SHORT-TERM DEBT

Short-term debt as of June 30, 2014 and December 31, 2013 consisted of:

Short-term debt	June 30, 2014	December 31, 2013
Notes payable to unrelated third party	$—	$75,000
Notes payable to related party	516,674	111,794
Short term loan payable	76,738	—

Total short-term debt	$593,412	$186,794

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

NOTE 12 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other currents assets as of June 30, 2014 and 2013 consisted of:

Prepaid expenses and other current assets	June 30, 2014	December 31, 2013
Prepaid expenses:
Rent	$21,951	$3,962
Directors & officers insurance	88,900
Audit	25,000	25,000
Financial consultants	12,083	20,833
Business report	30,000	—
Other vendors	39,632	39,446
Other current assets-
Earnest money deposits	140,000	—

Prepaid expenses and other current assets	$357,566	$89,241

Earnest money deposits consists of monies paid for opening escrow for the purchase of multiple properties to be used to develop retail dispensary or product cultivation facilities.

MEDBOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – RELATED PARTY TRANSACTIONS (RESTATED)

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

The following table is a summary of our material contractual lease commitments as of June 30, 2014:

Year Ending	Office Rent	Retail/Cultivation Facility Lease
2014	$88,968	$44,400
2015	177,936	88,800
2016	177,936	88,800
2017	88,968	88,800
2018	—	88,800
2019	—	29,600

Total	$533,808	$429,200

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

NOTE 16 – RESTATEMENT

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

2)	Certain transactions with related parties in the amount of $810,000 during the year ended December 31, 2013 were improperly recorded as revenue instead of capital contributions; and,

3)	Certain inventory costs in 2013 were improperly capitalized resulting in an understatement of cost of sales. These are costs to seek licenses and locations that should have been recorded as expense prior to executing a contract with a customer, obtaining a license and closing on real estate to operate a dispensary or cultivation center.

The combined impacts of all adjustments to the applicable line items in our consolidated financial statements for the periods covered by this Form 10-Q/A are provided in the tables below.

Financial Statement Presentation. In addition to the restatement of our consolidated financial statements, we have also restated the following items to reflect certain changes noted above.

•	Note 2 – Summary of Significant Accounting Policies

•	Note 5 – Inventories

•	Note 8 - Accounts and Notes Receivable

•	Note 10 - Customer Deposits

•	Note 13. Related Parties

MEDBOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16. RESTATEMENT

MEDBOX, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2014			June 30, 2014
	(Unaudited) (As originally presented)	Impact of 2013 restatement	Early Recognition of Revenue	(Unaudited) (Restated)
Assets
Current assets
Cash and cash equivalents	$975,027			$975,027
Marketable securities	321,043			321,043
Accounts receivable	1,113,944	(1,524,771)	719,924	309,097
Inventory	1,545,311	(636,468)	(238,066)	670,777
Prepaid expenses and other current assets	357,566			357,566

Total current assets	4,312,891			2,633,510

Property and equipment	155,190			155,190
Investments, at cost	—			—
Intangible assets	813,946			813,946
Note receivable	155,000			155,000
Goodwill	1,100,037			1,100,037
Deposits and other assets	43,662			43,662

Total assets	6,580,726	(2,161,239)	481,858	4,901,345

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$791,698	(150,000)		$641,698
Deferred revenue	—	683,621	458,051	1,141,672
Notes payable	—			—
Related party notes payable	516,674			516,674
Customer deposits	472,538	582,675	604,985	1,660,198
Provision for customers refunds	314,940		(314,940)	—
Short term loan payable	76,738			76,738

Total current liabilities	2,172,588	1,116,296	748,096	4,036,980

Stockholders’ Equity
Preferred stock	3,000			3,000
Common stock	30,012			30,012
Additional paid-in capital	9,212,731	1,371,000		10,583,731
Common stock subscribed	—			—
Treasury stock	(1,209,600)			(1,209,600)
Accumulated deficit	(3,628,005)	(4,648,535)	(266,238)	(8,542,778)

Total stockholders’ equity	4,408,138	(2,161,239)	481,858	864,365

Total liabilities and stockholders’ equity	$6,580,726			$4,901,345

MEDBOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16. RESTATEMENT

MEDBOX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For Three Months Ended June 30, 2014
	As originally presented	Early Recognition of Revenue	Restated
Revenue	$434,448	(74,343)	$360,105
Revenue from related party	—		—
Less: allowances and refunds	(266,930)	266,930	—

Net revenue	167,518	192,587	360,105
Cost of revenue	548,557	180,112	728,669

Gross margin	(381,039)	12,475	(368,564)

Operating expenses
Selling and marketing	286,784		286,784
Research and development	67,033		67,033
General and administrative	783,415	(120,000)	663,415

Total operating expenses	1,137,232		1,017,232

Loss from operations	(1,518,271)		(1,385,796)

Other income, net	11,501		11,501
Unrealized gain/loss from marketable securities	26,511		26,511

	38,012		38,012

Loss before provision for income taxes	(1,480,259)		(1,347,784)

Provision for income taxes	—		—

Net loss	$(1,480,259)	132,475	$(1,347,784)

Loss per share attributable to common stockholders
Basic	$(0.05)		$(0.04)

Diluted	$(0.05)		$(0.04)

Weighted average shares outstanding
Basic	30,531,365		30,531,365

Diluted	30,531,365		30,531,365

MEDBOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16. RESTATEMENT

MEDBOX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For Six Months Ended June 30, 2014
	As originally presented	Early Recognition of Revenue	Restated
Revenue	$728,998	(342,801)	$386,197
Revenue from related party	1,000,000	(975,082)	24,918
Less: allowances and refunds	(1,229,710)	1,169,710	(60,000)

Net revenue	499,288	(148,173)	351,115
Cost of revenue	1,440,477	238,066	1,678,543

Gross margin	(941,189)	(386,238)	(1,327,427)

Operating expenses
Selling and marketing	430,008		430,008
Research and development	75,033		75,033
General and administrative	1,345,115	(120,000)	1,225,115

Total operating expenses	1,850,156	(120,000)	1,730,156

Loss from operations	(2,791,345)		(3,057,583)

Other income, net	25,153		25,153
Unrealized gain/loss from marketable securities	26,511		26,511

	51,664		51,664

Loss before provision for income taxes	(2,739,681)		(3,005,919)

Provision for income taxes	—		—

Net loss	$(2,739,681)	(266,238)	$(3,005,919)

Earnings per share attributable to common stockholders
Basic	$(0.09)		$(0.10)

Diluted	$(0.09)		$(0.10)

Weighted average shares outstanding

Basic	30,523,860		30,523,860

Diluted	30,523,860		30,523,860

MEDBOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16. RESTATEMENT

MEDBOX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For Three Months Ended June 30, 2013
	As originally presented	Early Recognition of Revenue	Restated
Revenue	$1,574,820	(1,313,217)	$261,603
Revenue from related party	—		—
Less: allowances and refunds	—		—

Net revenue	1,574,820		261,603

Cost of revenue	181,037		181,037

Gross profit	1,393,783		80,566

Operating expenses
Selling and marketing	161,005		161,005
Research and development	10,000		10,000
General and administrative	661,451		661,451

Total operating expenses	832,456		832,456

Income (loss) from operations	561,327		(751,890)

Other income (expense), net	(5,787)		(5,787)

	(5,787)		(5,787)

Income (loss) before provision for income taxes	555,540		(757,677)

Provision for income taxes	90,060		90,060

Net income (loss)	$465,480	(1,313,217)	$(847,737)

Earnings per share attributable to common stockholders
Basic	$0.02		$(0.03)

Diluted	$0.01		$(0.03)

Weighted average shares outstanding
Basic	28,705,243		28,705,243

Diluted	43,540,408		28,705,243

MEDBOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16. RESTATEMENT

MEDBOX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For Six Months Ended June 30, 2013
	As originally presented	Early Recognition of Revenue	Related parties	Restated
Revenue	$2,820,342	(1,480,144)	(810,000)	$530,198
Revenue from related party	—			—
Less: allowances and refunds	—			—

Net revenue	2,820,342			530,198

Cost of revenue	801,097	(350,000)		451,097

Gross profit	2,019,245			79,101

Operating expenses
Selling and marketing	415,257			415,257
Research and development	18,500			18,500
General and administrative	1,354,133			1,354,133

Total operating expenses	1,787,890			1,787,890

Income (loss) from operations	231,355			(1,708,789)

Other income (expense), net	(6,195)			(6,195)

	(6,195)			(6,195)

Income (loss) before provision for income taxes	225,160			(1,714,984)

Provision for income taxes	90,060			90,060

Net income (loss)	$135,100	(1,130,144)	(810,000)	$(1,805,044)

Earnings per share attributable to common stockholders
Basic	$0.00			$(0.06)

Diluted	$0.00			$(0.04)

Weighted average shares outstanding

Basic	28,333,390			28,333,390

Diluted	44,410,738			44,410,738

NOTE 17 – SUBSEQUENT EVENTS

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

MEDBOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 – SUBSEQUENT EVENTS

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

NOTE 17 – SUBSEQUENT EVENTS

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

Comparison of the three months ended June 30, 2014 and 2013

Overview of Results

The Company reported a consolidated net loss of $1,347,784 for the three months ended June 30, 2014 and a net loss of $757,677 for the three months ended June 30, 2013. The decrease in net income of $590,107 was primarily due to a few key factors related to the increase in cost of revenues and the increase in certain identified costs. The increase in costs of revenue included increased costs of developing the new markets in San Diego, Illinois, Washington, Nevada and Oregon. Operating costs increased due to increases in research and development expenses that in comparable periods were often paid directly by an affiliate but now is being incurred directly by the Company and increases in sales and marketing expenses related to additional sales staffing, product promotion of vaporizers and lobbying cost increases to better understand individual states’ regulations.

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

Revenue Description	For the three months ended June, 30 2014	For the three months ended June, 30 2013	Increase (Decrease)
Consulting agreements	$45,739	$92,051	$(46,312)
Sale of locations and management rights	175,000	150,000	25,000
VII-product sales	15,916	19,552	(3,636)
Related party	24,918		24,918
Finder’s fee	98,532	—	98,532

Gross revenue	360,105	261,603	98,502
Allowances and refunds	—	—	—

Net revenue	$360,105	$261,603	$98,502.

Consulting Revenue

The revenue from consulting fees for the three months ending June 30, 2014 decreased $46,312 compared to three months ended June 30, 2013, due to the reduced activity period over period in the Arizona market.

Sale of locations and management rights

During the second quarter of 2014, the Company sold 50% of its management rights in one Arizona location for $175,000.

Revenue of $150,000 was recorded in the second quarter of 2013 from a single client for the sale of a new location in Arizona.

VII-Product sales

In the second quarter of 2014, the Company sold $15,916 of vaporizer products and accessories through our VII operating subsidiary. This is a reduction of $3,636 or 18.6% compared to $19,522 sold in three months ended June 30, 2013. We expect to be able to release our newest portable vaporizer product for general availability in the second quarter of 2015.

Finder fee

During the second quarter of 2014, the Company entered into an agreement with MJ Holdings, Inc., a publicly traded company that provides real estate financing and related solutions to licensed marijuana operators. Medbox agreed to market MJ Holdings’ real estate financial products and offerings to its consulting clients and agreed to direct all incoming real estate related opportunities to MJ Holdings (for details see also note to financial statements, Note 10 – Marketable securities and customer deposits). Revenue recognized in three months ended June 30, 2014 from this agreement was $98,532. There were no similar revenues for the three months ended June 30, 2013.

Cost of revenue

Our cost of revenue includes systems costs for our systems sales and construction, build-out, licenses or rights repurchased from former clients and resold to new clients, and permits for our consulting activities and costs associated with our Vaporfection International, Inc. subsidiary which included the product cost of vaporizers and accessories, the fulfillment activities associated with sales orders and the Company’s purchasing department.

During the three months ended June 30, 2014, the costs of revenue increased by $547,632 or 302.5% to $728,669 compared to $181,037 for the three months ended June 30, 2013. This was mainly due to costs associated with development of new markets in San Diego, Nevada, Oregon, Washington and Illinois.

VII-Product cost

For the three months ended June 30, 2014, the cost of goods sold of VII was $47,870 compared to $47,626 for the three months ended June 30, 2013. Cost of goods sold includes costs associated with shipping and storing the product along with personnel assigned the function to manage the inventory.

Operating Expenses

Operating expenses consist of all other costs incurred during the period other than cost of revenue. The Company incurred $1,017,232 in operating expenses for three months ended June 30, 2014 compared to $832,456 for the three months ended June 30, 2013. The increase of $184,776 or 22.2% was primarily due to the increase in selling and marketing expenses of $125,779 and increases in research and development expenses of $57,033..

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

Expense Description	For the three months ended June, 30 2014	For the three months ended June, 30 2013	Increase (Decrease)
VII sales and marketing expense	$61,337	$35,605	$25,732
Lobbying	92,785	—	92,785
Public relationship expense	9,625	27,416	(17,791)
Employee costs	38,937	—	38,937
Independent contractors costs	26,763	40,895	(14,132)
Meetings, conferences and trade shows	35,865	2,862	33,003
Purchased advertising	9,815	29,188	(19,373)
Other (sum of smaller accounts)	11,657	25,039	(13,382)

Total sales and marketing	$286,784	$161,005	$125,779

During three months ended June 30, 2014 and 2013, the Company incurred $61,337 and $35,605 in marketing and sales expenses related to VII activity. The increase is related to the fact that the Company is preparing to launch a new vaporizer product during the second quarter of 2015.

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

General and administrative

General and administrative expenses include legal, lobbying, accounting, payroll, consulting, rent and other costs. The Company’s total general and administrative expenses were fairly consistent for the three months ended June 30, 2014 as compared to the three month period ended June 30, 2013. The expenses incurred during the three month periods ended June 30, 2014 and 2013 are summarized and described below:

Expense Description	For the three months ended June, 30 2014	For the three months ended June, 30 2013	Increase (Decrease)
VII general and administrative expenses	$35,607	$32,355	$3,252
Costs of being public	126,693	6,904	119,789
Bad debt expense	25,000	—	25,000
Insurance	38,100	—	38,100
Rent expense	52,129	29,893	22,236
Fund raising consultants	6,250	65,000	(58,750)
Professional accounting services	17,750	63,500	(45,750)
Management fee - Vincent Chase, Inc.	37,500	75,000	(37,500)
Legal costs	91,698	148,972	(57,274)
Lobbying costs	—	47,134	(47,134)
Employee costs	43,611	84,833	(41,222)
Independent contractors costs	71,685	22,171	49,514
Charity and donations	21,500	300	21,200
Other (sum of smaller accounts)	95,892	85,389	10,503

Total general and administrative	$663,415	$661,451	$1,964

The increase differences in the components of general and administrative expenses for the three months ended June 30, 2014 compared to three months ended June 30, 2013 is primarily due to the provision for doubtful accounts receivable in the amount of $25,000, increases in costs related to being a public company of $119,789, increases in insurance costs of $38,100 and increases in rent expense of $22,236 offset by the reductions in fund raising consultant costs of $58,750, decreases in outside professional accounting services of $45,750, reductions in management fee of $37,500 and reductions in legal costs of $57,274.

During the three months ended June 30, 2014 the Company incurred $126,693 in costs related to being a public company such as SEC related legal costs, investor relations costs, SEC filing costs and independent directors’ compensation cost which in aggregate increased by $119,789 compared to the same period of 2013.

During the second quarter of 2014, the Company identified some of the accounts receivable as doubtful for collection and charged to operations the amount of $25,000. There were no similar events during the second quarter of 2013.

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

A significant reduction of general and administrative expenses of $12,500 per month is due to a temporary reduction in the fees from $25,000 to $12,500, paid for management consulting to Vincent Chase, Inc., a related party company. This led to savings of $37,500 for the second quarter of 2014 compared to the same period of 2013. Effective July 1st the management fee returned to $25,000 per month.

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

Other Income (Expense)

Other income for three months ending June 30, 2014 was $38,012 compared to other losses of $5,787 for three months ending June 30, 2013. The increase of $43,799 is due to the other interest income on the outstanding note receivable from a Canadian company and the other interest income on the balance of outstanding receivable from one of the Company’s clients. In addition the Company’s subsidiary VII paid off the interest bearing note payable acquired as part of the acquisition of that business. The interest expense incurred for the three months ended June 30, 2013 was $5,250.

Comparison of the six months ended June 30, 2014 and 2013

Overview of Results

The Company reported a consolidated net loss of $3,005,919 for the six months ended June 30, 2014 and a consolidated net loss of $1,714,984 for the six months ended June 30, 2013. The increase in net loss of $1,290,935 was primarily due to a few key factors related to the decrease in revenues and the increase in costs of revenues and other certain identified costs. Costs of revenues increased due to the costs related to the Arizona location as well as development of new markets San Diego, Illinois, Washington, Nevada and Oregon.

The Company’s subsidiary VII was acquired on April 1, 2013 and, accordingly, the VII expenses did not exist for the first quarter of 2013. Therefore, the results for the six months ended June 30, 2013 are not comparable to the same period of 2014. For ease of review, the VII expenses are presented as a separate item.

Revenue

Revenue consisted of Medbox system sales, location build-outs fees, finder’s fees, sale of the territory rights and consulting service fees, which are often bundled together in a single offering to clients, and revenue from sales of vaporizers and accessories of the Company’s subsidiary Vaporfection International, Inc. (“VII”). For the six months ended June 30, 2014, the Company recorded revenue of $351,115 compared to $530,198 for the same period of 2013.

Revenue Description	For the six months ended June, 30 2014	For the six months ended June, 30 2013	Increase (Decrease)
Consulting	$71,696	$510,646	$(438,950)
Sale of locations and management rights	175,000	—	175,000
VII-product sales	40,969	19,552	21,417
Sale of territories, related party	24,918		24,918
Finder’s fee	98,532	—	98,532

Gross revenues	411,115	530,198	(119,083)
Allowances and refunds	(60,000)	—	(60,000)

Net revenues	$351,115	$530,198	$(179,083)

Consulting Revenue

The consulting revenue for the six months ended June 30, 2014 decreased by $438,950 to $71,696 compared to $510,646 for the six months ended June 30, 2013. The decline in revenue is due to delays in adopting final regulations in the San Diego, Illinois, Washington, Nevada and Oregon markets, which delayed processing of applications and market development.

The Company obtained a provisional license in the State of Oregon but because of delays with the city permits for interior build-outs could not finalize the delivery of the facility to the client within the quarter.

The Company’s revenue model is significantly different in the second quarter of 2014 as compared to second quarter of 2013, which is mainly due to the fact that the Company is moving away from the business model of obtaining license for clients for a set upfront fee. The Company is in the process of modifying its consulting engagements by providing ongoing management and support services for clients so that the consulting contract would continue in perpetuity. The impact of this change is that the Company expects revenue to be based upon the passage of time and the ability of the individual locations to continue operations.

Sale of locations and management rights

The Company sold management rights for Arizona locations to unrelated parties for $175,000.

VII-Product sales

In the six months ended June 30, 2014, the Company sold $40,969 worth of vaporizer products and accessories through our VII operating subsidiary. This number cannot be directly compared to the six months ended June 30, 2013 due to the fact that the subsidiary was acquired on April 1, 2013, such that there was no such revenue for the first three months of 2013 and only the sales for three months ended June 30, 2014 can be compared to three months ended June 30, 2013. During the second quarter of 2014, VII sold products for a value of $15,916 which represents a reduction of $3,636 or 18.6% compared to $19,522 sold in the three months ended June 30, 2013. We expect to be able to release our newest portable vaporizer product for general availability during the second quarter of 2015.

Sale of territories

In the first six months of 2014, the Company entered into a sale for exclusive rights to place the Medbox patented dispensing systems in Denver, Colorado to the same related party mentioned above in the management rights sale to a related party, for which the related party paid $500,000. This $500,000 is being recognized over the five year term of the agreement, with $24,918 recognized as revenue in the six months ended June 30, 2014.

There was no similar revenue in the comparable period of 2013.

Finder fee

During the second quarter of 2014 the Company entered into an agreement with MJ Holdings, Inc., a publicly traded company that provides real estate financing and related solutions to licensed marijuana operators. Medbox will market MJ Holdings’ real estate financial products and offerings to its consulting clients and will direct all incoming real estate related opportunities to MJ Holdings (for details see also note to financial statements, Note 10 – Marketable securities and customer deposits). The revenue recognized for the six months ended June 30, 2014 from this agreement was $98,532. There was no similar revenue in 2013.

Allowances and refunds

During the first quarter of 2014, the Company recorded an allowance for refunds to be paid to San Diego clients.

Cost of revenue

Cost of revenue includes systems costs for our systems sales and construction, build-out, and permits for our consulting activities and costs associated with our Vaporfection International, Inc. subsidiary which included the product cost of vaporizers and accessories, the fulfilment activities associated with sales orders and the Company’s inventory management department.

Costs of Revenue	For the six months ended June, 30 2014	For the six months ended June, 30 2013	Increase (Decrease)
Cost of inventory	$1,369,221	$167,000	$1,202,221
Constructions and build-outs	—	60,512	(60,512)
VII-product cost	113,038	19,437	93,601
Other (sum of smaller accounts)	196,284	204,118	(7,834)

Total costs of revenue	$1,678,543	$451,097	$1,227,446

Total costs of revenue increased during the six months ended June 30, 2014 by $1,227,446, which is mostly due to the increases in inventory costs of the locations and management rights sold during the first six months of 2014 along with the write off of the costs incurred for the developing of San Diego, Illinois, Washington, Nevada and Oregon markets. This increase was slightly offset by the reduction in construction and build-out costs due to the delay in procuring additional licenses.

Cost of inventory

Cost of inventory includes the cost of one property sold, with the balance consisting of costs to develop markets in San Diego, Illinois, Washington, Nevada and Oregon.

Constructions and build-outs

The Company did not have any sales which would have associated charges to cost of revenue for any construction and build-out costs for the first six months of 2014 due to delays in adopting final regulations in states in which the Company intends to submit applications and the timing of application submittals for other states, accordingly revenue and related costs of revenue were not recognized. The costs of $60,512 incurred in 2013 related to build outs for our clients in Arizona.

VII-Product cost

The Company incurred costs of $113,038 for the six months ended June 30, 2014 associated with our Vaporfection International, Inc. subsidiary which included the product cost of vaporizers and accessories, the fulfilment activities associated with sales orders and the Company’s purchasing department. As previously described, these costs cannot be compared to the same period of 2013 because Vaporfection was acquired on April 1, 2013. The Company expects to release its newest portable vaporizer product late in the second quarter of 2015 which is expected to significantly increase the activity in the business unit.

Other costs of revenue

The outside services, legal costs and independent contractors incurred as a part of revenue generation supporting activities slightly decreased by $7,834 for the six months ended June 30, 2014 compared to the same period of 2013.

Operating Expenses

Operating expenses consist of all other costs incurred during the period other than cost of revenue. The Company incurred $1,730,156 in operating expenses for six months ended June 30, 2014 compared to $1,787,890 for the six months ended June 30, 2013. The decrease of $57,734 or 3.5% was primarily due to a decrease in general and administrative expenses.

Sales and Marketing expenses

Sales and marketing expenses include public relations and promotion, lobbying, purchased advertising, travel and entertainment and outside services for sales and marketing consultants and sales lead generation. The Company incurred $430,008 and $415,257 in sales and marketing expenses for the six months ended June 30, 2014 and 2013, respectively.

The expenses incurred during the six month periods ended June 30, 2014 and 2013 are summarized and described below.

Expense Description	For the six months ended June, 30 2014	For the six months ended June, 30 2013	Increase (Decrease)
VII sales and marketing expense	$105,055	$35,605	$69,450
Lead generation-Kind Clinics	—	113,613	(113,613)
Lobbying	92,785	—	92,785
Public relations firm expense	9,625	47,966	(38,341)
Employee costs	38,937	—	38,937
Independent contractors costs	97,618	80,855	16,763
Outside services	3,263	54,999	(51,736)
Meetings, conferences and trade shows	43,291	9,135	34,156
Purchased advertising	29,879	61,085	(31,206)
Other (sum of smaller accounts)	9,555	11,999	(2,444)

Total sales and marketing	$430,008	$415,257	$14,751

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

General and administrative

General and administrative expenses include costs of being a public company, legal, lobbying, accounting, payroll, consulting, rent and other costs. The Company’s general and administrative expenses decreased by $128,998 to $1,225,115 for the six months ended June 30, 2014 compared to $1,354,133 for the six months period ended June 30, 2013.

The expenses incurred during the six month periods ended June 30, 2014 and 2013 are summarized and described below:

Expense Description	For the six months ended June, 30 2014	For the six months ended June, 30 2013	Increase (Decrease)
VII general and administrative expenses	$105,167	$60,543	$44,624
Costs of being public	174,226	26,959	147,267
Fund raising consultants	12,500	145,000	(132,500)
Bad debt	25,000	—	25,000
Legal costs	155,407	294,543	(139,136)
Lobbying costs	22,700	101,008	(78,308)
Professional accounting services	75,845	118,185	(42,340)
Employee costs	99,543	128,755	(29,212)
Independent contractors costs	112,820	8,775	104,045
Management fee - Vincent Chase, Inc.	75,000	150,000	(75,000)

Management fee – Kind Clinics	—	61,019	(61,019)
Insurance	63,500	—	63,500
Rent expense	103,602	43,914	59,688
Charity and donations	31,800	10,500	21,300
Other (sum of smaller accounts)	168,005	204,932	(36,927)

Total general and administrative	$1,225,115	$1,354,133	$(128,998)

During the six months ended June 30, 2014, the Company incurred $105,167 of general and administrative expenses related to its subsidiary VII. The increase of $44,624 compared to the same period of 2013 is due to the fact that the Company acquired VII on April 1, 2013 and had no similar expenses for the first quarter of 2013.

During the six months ended June 30, 2014, the Company incurred additional costs of $147,267 related to being a public company such as SEC legal costs, investor relations, filings cost and independent directors’ compensation costs.

The $12,500 cost of fund raising consultants incurred during the six months ended June 30, 2014, decreased by $132,500 compared to the $145,000 incurred for the same period of 2013 as the Company discontinued the service of the previously engaged firms.

During the second quarter of 2014, the Company determined some accounts receivable were uncollectable and wrote off $25,000. There were no similar events during the first six months of 2013.

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

The payroll costs decreased by $29,212. This is mostly due to the fact that during the six months ended June 30, 2013 there was one additional executive employee that earned approximately $17,700 for the period that is no longer with the Company. In addition another employee’s services were classified as a cost of revenue starting in 2014.

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

Other Income (Expense)

Other income increased by $57,859 to $51,664 for six months ending June 30, 2014 compared to other losses of $6,195 for the six months ending June 30, 2013. The change is due to other interest revenue on the outstanding note receivable from the Canadian company and other interest revenue on the balance of outstanding receivable from one of the Company’s clients. In addition, because the Company’s subsidiary VII paid off the interest bearing note payable, the interest expense incurred for the three months ended June 30, 2013 was $5,250.

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

See below for additional discussion and analysis of cash flow.

	For the six months ended June 30,
	2014	2013
Cash flow	(unaudited)	(unaudited)
Net cash used in operating activities	$(1,807,451)	$(1,670,583)
Net cash used in investing activities	(235,002)	(1,393,593)
Net cash provided by financing activities	2,849,477	2,419,840

Net increase (decrease) in cash	$807,024	$(644,336)

Cash Flows – Operating Activities

During the six months ended June 30, 2014, cash flows used in operating activities were $1,807,451, consisting primarily of the net loss for the first six months of 2014 of $3,005,919 reduced for non-cash adjustments of depreciation and amortization of $38,953 and the establishment of a non-cash provision for sales allowances and refunds of $60,000, and increased for the non-cash adjustments of fair value of marketable securities received as payment for services of $98,532, unrealized gain on reevaluation of the aforementioned securities of $26,511 and profit reduction of the expenses related sale of the investments of $9,600. Additional components of cash used in operating activities were an increase in prepaid expenses and other assets of $213,261 related primarily to the advance funding of $127,000 for the Company’s annual director and officers insurance policy and earnest money for real estate acquisitions of $140,000, and an increase in inventory of $37,791 which consisted primarily of an increase in inventory costs for new markets, a net increase in vaporizer inventory, additional advances paid to our Medbox machine supplier during the first six months of 2014 and purchases of the inventory during the period, offset by reductions due to sales of a retail location and management rights and the write off of certain inventoried costs . These operating uses of cash were offset by a net decrease of accounts receivable of $29,362, increases in accounts payable and accrued expenses of $193,384 due to the timing of the payment of trade payables and the overall increase in operating costs. In addition, customer deposits provided net cash during the quarter of $863,137 and deferred revenue provided another $458,051 primarily due to the increase in amounts collected on contracts prior to work being completed and revenue recognized.

During the six months ended June 30, 2013 cash flows used in operating activities were $1,670,583, consisting primarily of the increase in inventories of $628,864 which consisted primarily of the increase in inventory levels due to retail dispensary construction projects in progress in the state of Arizona, VII inventory of $266,849, additional advances paid to our Medbox machine supplier, which was offset by the reduction in inventory due to sales of a retail location and management rights. Net accounts payable decreased by $113,506 due to the timing of the payment of trade payables. There also was cash used through an increase in notes receivables from a company client of $55,000, an increase in accounts receivable of $59,739, and a net increase of prepaid expenses of $149,584 related primarily to the increase in an office rent deposit of approximately $42,726 due to additional office space leased, additional deposits in the amount of $56,000 for securing locations for future applications in the city of San Diego and an additional retainer for the audit services of $25,000. The use of the cash flows from operating activities was offset mainly by customer deposits which provided net cash during the quarter of $457,455 and deferred revenue provided another $537,473 primarily due to the increase in amounts collected on contracts prior to work being completed and revenue recognized.

Cash Flows – Investing Activities

During the six months ended June 30, 2014, cash flows used in investing activities were $235,002, consisting primarily of purchase of intangible assets related to purchase of a domain name and patents costs of $195,002 and increases in the amounts of notes receivable of $40,000. During the six months ended June 30, 2013, cash flows used in investing activities were $1,393,593, consisting primarily of $1,200,000 in advances for investments and purchase of property and equipment of $193,593.

Cash Flows – Financing Activities

During the six months ended June 30, 2014, cash flows provided by financing activities were $2,849,477, consisting primarily of $2,442,859 of proceeds from issuance of common stock, increase in net proceeds from related party notes payable of $404,880 and net proceeds from short term loan of $76,738, offset by payments on a note payable of $75,000 which we acquired as a part of the VII purchase. During the six months ended June 30, 2013, cash flows provided by financing activities were $2,419,840, which consisted of $2,537,015 of proceeds from issuance of common stock and contributions of capital from a related party of $810,000 less net payments on the related party notes payable of $869,038 and payments of $58,137 on a long term loan.

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

A summary of our active real estate purchase transactions as of August 8, 2014 is as follows:

Property	Purchase price	Initial closing date	Amount paid in escrow	Date escrow opened	Amounts to be paid in escrow
1	$3,500,000	12/11/2014	$100,000	7/25/2014	$—
2	3,650,000	01/05/2015	100,000	7/21/2014	—
3	2,450,000	12/01/2014	100,000	8/13/2014	—
4	790,000	01/01/2015	30,000	8/12/2014	—
5	480,000	01/31/2015	5,000	8/12/2014	15,000
6	2,100,000	02/10/2015	33,000	8/13/2014	67,000
7	595,000	01/31/2015	10,000	8/13/2014	—
8	695,000	10/18/2014	10,000	6/28/2014	—
9	820,000	10/18/2014	45,000	6/28/2014	—

Total	$15,080,00		$433,000		$82,000

In addition, our VII subsidiary has cash demands for the completion of its portable vaporizer product and the follow-on production costs for the new product which is expected to be release in the second quarter of 2015. These additional investments along with continued investment into the operating cost of this business will continue to be a net user of cash until Vaporfection’s cash requirements can be re-evaluated after the expected launch of the new portable vaporizer next year.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed under “Risk Factors” as filed with the Company’s Registration Statement on Form 10 Amendment 2 filed with the Securities and Exchange Commission on May 13, 2014, as amended. The factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by any forward-looking statements contained in this report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description

10.1	Bio-Tech Purchase and Sale Agreement (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 000-54928), filed with the Commission on June 10, 2014).

10.2	Med Vend Purchase and Sale Agreement (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K (File No. 000-54928), filed with the Commission on June 10, 2014).

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Schema.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase.*

101.LAB	XBRL Taxonomy Extension Label Linkbase.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.*

*	Filed herewith.

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