Form 10-Q/A
period 2014-09-30
Medbox, Inc.
filed 2015-03-16
CIK 1547996

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

Explanatory Note

This Amendment No. 1 to Medbox, Inc.’s Form 10-Q for the three and nine months ended September 30, 2014, initially filed with the U.S. Securities and Exchange Commission (the “SEC”) on November 11, 2014 (the “Original Filing”), includes restated condensed consolidated financial statements for the three and nine months ended September 30, 2014 and 2013 (the “Restated Financials”) and a revised Management’s Discussion and Analysis of Financial Condition and Results of Operations, which has been amended to provide disclosure regarding the effect of the Restated Financials.

The unaudited condensed consolidated financial statements of the Company contained in the Original Filing have been restated to correct errors relating to (i) the timing of recognition of certain revenues for certain customer contracts prior to the period in which they were earned, (ii) recognition of investments from related parties as capital contributions, and (iii) improper capitalization of inventory costs. See Note 15 to the Company’s condensed consolidated financial statements included in “Item 1. Financial Statements” of this report and the information set forth in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information. The Company also has restated its unaudited condensed consolidated financial statements as of and for the quarterly periods ended March 30 and June 30, 2014 and the audited condensed consolidated financial statements for the years ended December 31, 2013 and December 31, 2012 set forth in its General Form of Registration of Securities on Form 10 in connection herewith.

The Company has amended and restated in its entirety each item of the Original Filing that required a change to reflect this restatement and to include certain additional information. These items include Item 1 and Item 2 of Part I and Item 6 of Part II of this report. No other information included in the Original Filing is amended hereby.

Except as stated above, this Amendment speaks only as of November 11, 2014 (the “Original Filing Date”), and this filing has not been updated to reflect any events occurring after such date or to modify or update disclosures affected by other subsequent events. In particular, forward-looking statements included in this Amendment represent management’s views as of the Original Filing Date. Such forward-looking statements should not be assumed to be accurate as of any future date. This Amendment should be read in conjunction with the Company’s other filings made with the SEC subsequent to the Original Filing Date, together with any amendments to those filings.

As previously disclosed in the Company’s Current Reports on Form 8-K filed on December 30, 2014 and March 9, 2015, respectively, the Company’s unaudited condensed consolidated financial statements previously included in the Original Filing, the Company’s audited condensed consolidated financial statements for the years ended December 31, 2012 and 2013 reported in the Company’s General Form of Registration of Securities on Form 10 and the unaudited condensed consolidated financial statements as of and for the quarterly periods ended March 31, and June 30, 2014 and 2013 should not be relied upon until restatements thereof have been filed with the SEC.

Pursuant to Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, this Form 10-Q/A includes new certifications by our principal executive officer and principal financial officer under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

MEDBOX, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2014 (Unaudited) (Restated)	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$1,350,442	$168,003
Marketable securities	208,025	184,800
Accounts receivable	32,312	339,735
Note receivable	75,000	115,000
Inventory	522,198	632,986
Prepaid expenses and other current assets	1,012,195	89,241

Total current assets	3,200,172	1,529,765
Property and equipment, net of accumulated	151,984	140,658
depreciation of $42,779 and $21,123, respectively
Assets held for resale	399,594
Investments, at cost	—	1,200,000
Intangible assets, net of accumulated amortization of $70,459 and $32,750 respectively	800,904	682,429
Note receivable	155,000	—
Goodwill	1,100,037	1,090,037
Deposits and other assets	72,726	98,726

Total assets	$5,880,417	$4,741,615

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$1,321,998	$448,314
Deferred revenue	1,073,932	683,621
Notes payable	299,605	75,000
Related party notes payable	491,674	111,794
Convertible notes payable	1,939,801	—
Derivative liability	1,228,108	—
Customer deposits	1,584,808	785,861

Total current liabilities	7,939,926	2,104,590

Stockholders’ equity
Preferred stock, $0.001 par value: 10,000,000 authorized; 3,000,000 and 3,000,000 issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	3,000	3,000
Common stock, $0.001 par value: 100,000,000 authorized, 30,105,331 and 29,525,750 issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	30,105	29,526
Additional paid-in capital	11,615,278	8,156,358
Common stock subscribed	—	(15,000)
Treasury stock	(1,209,600)	—
Accumulated deficit	(12,339,785)	(5,536,859)
Accumulated other comprehensive loss	(158,507)	—

Total stockholders’ equity	(2,059,509)	2,637,025

Total liabilities and stockholders’ equity	$5,880,417	$4,741,615

See notes to condensed consolidated financial statements

MEDBOX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the 3 months ended		For the 9 months ended
	September 30, 2014 (Restated)	September 30, 2013 (Restated)	September 30, 2014 (Restated)	September 30, 2013 (Restated)
Revenues	$173,076	$1,314,178	$534,082	$1,844,376
Revenues, related parties	—	—	50,110	—
Less: allowances and refunds	—	—	(60,000)	—

Net revenue	173,076	1,314,178	524,192	1,844,376
Cost of revenues	1,813,562	1,807,030	3,492,105	2,258,127

Gross margin	(1,640,486)	(492,852)	(2,967,913)	(413,751)
Operating expenses
Selling and marketing	319,204	91,136	749,212	506,393
Research and development	61,623	28,233	136,656	46,733
General and administrative	952,663	522,372	2,151,742	1,876,505
Stock based compensation	1,031,640	—	1,031,640	—

Total operating expenses	2,365,130	641,741	4,069,250	2,429,631

Loss from operations	(4,005,616)	(1,134,593)	(7,037,163)	(2,843,382)
Other income (expense)
Interest income (expense), net	(339,231)	4,311	(314,078)	(1,884)
Change in fair value of derivative liabilities	548,315	—	548,315	—

Total other income (expense)	209,084	4,311	234,237	(1,884)
Loss before provision for income taxes	(3,796,532)	(1,130,282)	(6,802,926)	(2,845,266)
Provision for income taxes	—	(119,280)	—	(29,220)

Net loss	(3,796,532)	(1,011,002)	(6,802,926)	(2,816,046)

Earnings per share attributable to common stockholders
Basic	$(0.13)	$(0.03)	$(0.22)	$(0.10)

Diluted	$(0.13)	$(0.03)	$(0.22)	$(0.10)

Weighted average shares outstanding
Basic	30,371,299	29,298,284	30,472,447	28,658,556

Diluted	30,371,299	29,298,284	30,472,447	28,658,556

Other Comprehensive loss
Net loss	$(3,796,532)	$(1,011,002)	$(6,802,926)	$(2,816,046)
Unrealized loss from marketable securities	(158,507)	—	(158,507)	—

Comprehensive loss	$(3,955,039)	$(1,011,002)	$(6,961,433)	$(2,816,046)

See notes to condensed consolidated financial statements

MEDBOX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the period ended September 30, 2014 (unaudited) and December 31, 2013

							Additional	Common	Retained Earnings	Accumulated Other	Total
	Preferred Stock		Common Stock		Treasury Stock		Paid-In	Stock	(Accumulated)	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Subscribed	(Deficit)	Loss	Equity
Balances at January 1, 2013	6,000,000	$6,000	27,367,144	$27,367	—	$—	$1,711,673	$(153,250)	$(1,745,419)		$(153,629)
Issuance of common stock, net of issuance costs	—	—	2,115,100	2,115	—	—	4,484,426	—	—		4,486,541
Cancellation of preferred stock	(3,000,000)	(3,000)	—	—	—	—	3,000	—	—		—
Proceeds of common stock subscribed	—	—	—	—	—	—	(138,250)	138,250	—		—
Issuance of warrants for acquisition of Vaporfection	—	—	—	—	—	—	1,166,000	—	—		1,166,000
Issuance of common stock for accounts payable	—	—	43,506	44	—	—	119,509	—	—		119,553
Capital contributions, related parties	—	—	—	—		—	810,000				810,000
Net loss	—	—	—	—	—	—	—	—	(3,791,440)		(3,791,440)

Balances at December 31, 2013	3,000,000	$3,000	29,525,750	$29,526	—	$—	$8,156,358	$(15,000)	$(5,536,859)		$2,637,025

Issuance of common stock, net of issuance costs	—	—	485,830	486	—	—	2,427,373	—	—		2,427,859
Stock-based compensation	—	—	93,751	93	—	—	1,031,547	—	—		1,031,640
Proceeds from common stock subscribed	—	—	—	—	—	—	—	15,000	—		15,000
Unrealized loss from marketable securities	—	—	—	—	—	—	—			(158,507)	(158,507)
Treasury stock	—	—	—	—	(60,000)	(1,209,600)	—	—	—		(1,209,600)
Net loss (restated)	—	—	—	—	—	—	—	—	(6,802,926)		(6,802,926)

Balances at September 30, 2014 (Unaudited) (restated)	3,000,000	$3,000	30,105,331	$30,105	(60,000)	(1,209,600)	$11,615,278	$—	(12,339,785)	(158,507)	(2,059,509)

See notes to condensed consolidated financial statements

MEDBOX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities
Net income (loss)	$(6,802,926)	$(2,816,046)
Adjustments to reconcile net income (loss) to net cash:
Depreciation and amortization	59,364	41,375
Provisions and allowances	60,000	—
Profit on sale of the investments	(9,600)	—
Market value of securities received for services	(190,132)	—
Gain from fair value adjustment of derivative liability	(548,315)	—
Amortization of debt discount charged as interest expense	216,224	—
Stock based compensation	1,031,640	—
Changes in operating assets and liabilities
Accounts receivable	213,424	598,906
Loan receivable	—	(55,000)
Inventories	110,788	(135,888)
Prepaid expenses and other assets	(896,954)	(177,287)
Accounts payable and accrued expenses	907,684	(232,727)
Customer deposits	807,347	517,675
Deferred revenue	390,311	(783,899)

Net cash used in operating activities	(4,651,146)	(3,042,891)
Cash flows from investing activities
Issuance of note receivable	(115,000)	—
Purchase of property and equipment, net	(32,982)	(188,485)
Purchase of real estate	(399,594)	—
Purchase of intangible assets	(166,183)	—
Advances for investments	—	(1,200,000)

Net cash used in investing activities	(713,759)	(1,388,485)
Cash flows from financing activities
Related party notes payable, net	379,880	(934,035)
Payments on long term loan	—	(62,280)
Proceeds from issuance of notes payable	299,605	150,000
Proceeds from issuance of common stock, net	2,442,859	3,541,090
Proceeds from issuance of convertible notes payable	3,500,000	—
Contributions to capital, related party	—	810,000
Payments on notes payable	(75,000)	—

Net cash provided by financing activities	6,547,344	3,504,775

Net increase in cash	1,182,439	(926,601)
Cash, beginning of period	168,003	1,026,902

Cash, end of period	$1,350,442	$100,301

Supplemental disclosures of cash flow information:

Cash paid for interest	$37,078	$8,940

Cash paid for income taxes	—	$9,068

Non - cash transactions:

Liabilities assumed for Vaporfection International, Inc.	$—	$469,000

Common stock warrants issued for Vaporfection International, Inc.	$—	$1,166,000

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

During nine months ended September 30, 2014 the Company formed eight new subsidiaries, as follows:

•	Medbox CBD, Inc., specializing in hemp-oil concentrates and development of pharmaceutical products derived from cannabis to produce and distribute products based upon lifting of federal prohibitions of such activities.

•	Medbox Property Investments, Inc., specializing in real property acquisitions and leases to dispensaries and cultivation centers.

•	MJ Property Investments, Inc. specializing in real property acquisitions and leases to retail stores and cultivation centers in the state of Washington. (This is a wholly owned subsidiary of Medbox Property Investments, Inc.)

•	Medbox Management Services, Inc., a California corporation specializing in dispensary management services to state licensed dispensaries for cultivation, dispensing, and marijuana infused products (MIPS).

•	Medbox Merchant Service, Inc., specializing in banking transactions with prepaid debit cards, convenience checks, and cash depository needs for operators. This subsidiary is current inactive.

•	Medbox Armored Transport, Inc., specializing in armored car transport of cash from dispensaries to participating banks. This subsidiary is current inactive.

•	Medbox Investments, Inc., specializing in investments and strategic partnerships in other public companies in the marijuana ancillary service sector that Medbox believes are viable and have growth potential.

•	Medbox Management Services, Inc., a Nevada corporation specializing in dispensary management services to state licensed dispensaries for cultivation, dispensing, and marijuana infused products.

•	Medbox Management Services, Inc., an Illinois corporation specializing in dispensary management services to state licensed dispensaries for cultivation, dispensing, and marijuana infused products.

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

At September 30, 2014, one customer, represented 77.4% of outstanding receivables

	September 30, 2014		January - September 2014		December 31, 2013		January - September 2013
	Accounts Receivable		Revenue		Accounts Receivable		Revenue
	Amount, $	%	Amount, $	%	Amount, $	%	Amount, $	%
A	—	—	190,131	32.5%	150,000	44.2%	325,000	17.6%
B	—	—	175,000	30.0%	115,200	33.9%
C	25,000	77.4%	—	—
D
E

	25,000	77.4%	365,131	62.5%	265,200	78.1%	325,000	17.6%

Total	32,312	100%	584,191	100.0%	339,736	100%	1,844,376	100.0%

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

	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Quoted Prices for Similar Assets or Liabilities in Active Markets (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2014
Marketable securities	$208,025	$208,025	$—	$—
Conversion Feature	1,228,108	—	—	1,228,108

Total	$1,436,133	$208,025	$—	$1,228,108

MEDBOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED (RESTATED)

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis:

For the nine months ended September 30, 2014
Total
Beginning balance	$—
Initial recognition of conversion feature	1,776,423
Change in fair value of conversion feature	(548,315)

Ending balance	$1,228,108

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

Revenue is only recognized when the following four criteria are met: 1) persuasive evidence of an arrangement exists, 2) delivery has occurred or services have been rendered, 3) sales price is fixed and determinable and 4) collectability is reasonably assured. For multi-year contracts with upfront payments made by customers, the upfront payments are recognized over the longer of the contract period or the customer relationship. For contracts that include multiple deliverables such as the build out of customer facilities, the Company recognizes revenue when a milestone is reached in the contract such as securing the location, delivery of dispensing machines or completion of the facility. The contract terms are broken down in specific milestones with specific attributable revenue to be earned upon successful completion of the milestone terms – ( e.g – if a milestone is completing construction on a client dispensary, the condition for the revenue to be recorded is after issuance of a certificate of occupancy for the newly completed facility). The Company will record a specified amount of revenue attributable to this milestone based on the contract). Equipment sales not associated with a consulting contract are recognized as the product is shipped and title passes. Advance payments from clients in advance of work performed are recorded as customer deposits on the balance sheet.

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

Provisions for estimated returns and allowances, and other adjustments are provided in the same period the related sales are recorded. The Company will at times allow customers to get full refunds should political events prevent the customer from being able to operate his or her contracted location. The provision for returns as well as an allowance for bad debts will be included in the Company’s balance sheet should the Company deem such allowances justified.

Cost of Revenues (Restated)

Cost of revenue consists primarily of expenses associated with the delivery and distribution of our products and services. These include expenses related to the manufacture of our dispensary units, construction expense related to the customer dispensary, site selection and establishment of licensing requirements, and consulting expense for the continued management of the dispensary unit build out, server and security equipment, rent expense, energy and bandwidth costs, and support and maintenance costs prior to when the client moves in. We only begin capitalizing costs when we have obtained a license and a site for operation of a customer dispensary or cultivation center. The previously capitalized costs are charged to cost of revenue in the same period that the associated revenue is earned. In the case where it is determined that previously inventoried costs are in excess of the projected net realizable value of the sale of the licenses then the excess cost above net realizable value is written off to cost of revenues. In addition, cost of revenue related to our vaporizer line of products consists of direct procurement cost of the products along with costs associated with order fulfillment, shipping, inventory storage and inventory management costs.

MEDBOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Basic and Fully Diluted Net Income/Loss Per Share

Basic net income/loss per share is computed by dividing net income/loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net incomes per share include the effects of any outstanding options, warrants and other potentially dilutive securities. The Company did not consider any potentially dilutive common shares in the computation of diluted loss per share for the periods ending September 30, 2014 and December 31, 2013, due to the net loss, as they would have an anti-dilutive effect on EPS.

As of September 30, 2014 and December 31, 2013, the Company had 3,000,000 shares of Series A preferred stock outstanding with par value of $0.001 that could be converted into 15,000,000 shares of the Company’s common stock. The Company also had 295,854 warrants to purchase common stock outstanding as of September 30, 2014.

Accounts Receivable and Allowance for Bad Debts (Restated)

The Company is subject to credit risk as it extends credit to our customers for work performed as specified in individual contracts. The Company extends credit to its customers, mostly on an unsecured basis after performing certain credit analysis. Our typical terms require the customer to pay a portion of the contract price up front and the rest upon certain agreed milestones. The Company’s management periodically reviews the creditworthiness of its customers and provides for probable uncollectible amounts through a charge to operations and a credit to an allowance for doubtful accounts based on our assessment of the current status of individual accounts. Accounts still outstanding after the Company has used reasonable collection efforts are written off through a charge to the allowance for doubtful accounts. As of September 30, 2014 and December 31, 2013, the Company’s management considered all accounts outstanding fully collectible.

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

MEDBOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Recent Accounting Pronouncements

There were various accounting updates recently issued which are not expected to a have a material impact on the Company’s consolidated financial position, consolidated results of operations or cash flows.

MEDBOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – ACQUISITION

On March 22, 2013, the Company entered into a purchase agreement for 100% of the issued and outstanding common stock of Vaporfection International Inc. (“VII”) owned by Vapor Systems International LLC. The Company closed the transaction on April 1, 2013. The Company issued 260,854 warrants to shareholders of VII allowing them to purchase one (1) share of Medbox common stock at $.001 per share beginning April 1, 2013. These warrants were valued for the Company’s accounting purposes at $4.47 per share which represented the fair value of the Company’s common stock as determined by the Company’s independent appraiser. In addition, the Company assumed certain liabilities and a 10% convertible note of VII in the aggregate amount of approximately $470,000. The total value of the acquisition was approximately $1,635,000 and has been allocated in accordance with ASC 805 as per the Company’s independent valuation as follows:

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

The consolidated inventories at September 30, 2014 and December 31, 2013 consist of the following:

	September 30, 2014 (Restated)	December 31, 2013
Work in process and related capitalized costs	$—	$242,488
Deposits on dispensing machines	336,583	138,423
Vaporizers and accessories	164,030	193,575
Dispensing machines	21,585	58,500

Total inventory, net	$522,198	$632,986

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

Assets held for resale	September 30, 2014	December 31, 2013
Buildings held for resale	$399,594	$—

Assets held for resale	$399,594	$—

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

MEDBOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – ACCOUNTS AND NOTES RECEIVABLE (RESTATED)

Accounts receivables

Periodically the Company assesses and reviews the receivables for collectability. As of September 30, 2014 and December 31, 2013, the Company’s management considered all accounts outstanding fully collectible.

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

NOTE 10 – MARKETABLE SECURITIES

Marketable securities of the Company represent the shares received as a payment from clients for services provided.

Marketable securities	Value as of September 30, 2014	Value as of December 30, 2013
Shares received as a payment from client	$176,400	$184,800
Securities from MJ Holdings, Inc.	31,625	—

Total marketable securities	$208,025	$184,800

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

Warrants	Initial Fair Value	Fair Value at Conversion	Gain or (Loss)	Fair Value as of September 30, 2014
Warrant #1	$95,866	$(94,719)	$(1,147)	$—
Conversion of the Warrant #1 to 10,825 shares	—	94,719	(72,961)	21,758
Warrant #2	2,666		(2,033)	633
Warrant #3	53,867		(53,033)	834
Warrant #4	30,600		(29,333)	1,267
Warrant #5	7,133		—	7,133

Total	$190,132	$—	$(158,507)	$31,625

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

NOTE 10 – MARKETABLE SECURITIES, CONTINUED

The Company uses a Black-Scholes model to measure the value of the warrants. The following data were introduced in the model in order to assess the value of the warrants assuming that the Company expects to keep the warrants for six months:

Black-Scholes Calculator Data	Initial Valuation and Recognition
	#1	#2	#3	#4	#5
Warrant
Stock price, $	8.69	4.00	8.00	6.15	2.01
Exercise price, $	6.41503521	8.454933	7.874619	6.953694	3.534120
Time to maturity, Years	0.5	0.5	0.5	0.5	1.0
Annual risk-free rate, %	0.05	0.05	0.05	0.05	0.04
Annualized volatility, %	70.0	70.0	70.0	70.0	70.0
Black-Scholes Value per warrant, $	2.876	0.080	1.616	0.918	0.214
Number of warrants/shares	33,333	33,333	33,333	33,333	33,333
Total value of warrants/shares, $	95,866	2,666	53,867	30,600	7,133

The following data were used by the company for the Black-Scholes model valuation of the warrants as of September 30, 2014:

Fair Value of Warrants	As of September 30, 2014
	#2	#3	#4	#5
Warrant
Stock price, $	2.01	2.01	2.01	2.01
Exercise price, $	8.454933	7.874619	6.953694	3.534120
Time to maturity, Years	1.0	1.0	1.0	1.0
Annual risk-free rate, %	0.13	0.13	0.13	0.13
Annualized volatility, %	70.0	70.0	70.0	70.0
Black-Scholes Value per warrant, $	0.019	0.025	0.038	0.214
Number of warrants/shares	33,333	33,333	33,333	33,333
Total value of warrants/shares, $	633	834	1,267	7,133

NOTE 11 – CUSTOMER DEPOSITS (RESTATED)

Advance payments from customers are recorded as customer deposits on the balance sheet.

Customer deposits	September 30, 2014 (Restated)	December 31, 2013
Advance payments from customers	$1,509,770	$710,225
Advance payments for vaporizers	75,038	75,636

Total customer deposits	$1,584,808	$785,861

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

Both the July 2014 Purchase Agreement Debentures and September 2014 Purchase Agreement Debentures, share the following significant terms:

Conversion - All amounts are convertible at any time, in whole or in part, at the option of the holders into shares of the Company’s common stock at a conversion price, or Fixed Conversion Price, which is subject to adjustment as described below.

The Notes are initially convertible into shares of the Company’s common stock at the initial Fixed Conversion Price of $11.75 per share. The Fixed Conversion Price is subject to adjustment for stock splits, combinations or similar events. If the Company makes any subsequent equity sales (subject to certain exceptions), under which an effective price per share that is lower than the Fixed Conversion Price, then the conversion price will be reduced to equal such price. The July 2014 Securities Purchase Agreement exempts any sales pursuant to the September 2014 Purchase Agreement Debentures from the July 2014 Purchase Agreement Debentures conversion price adjustments.

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

MEDBOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other currents assets as of September 30, 2014 and December 31, 2013 consisted of:

Prepaid expenses and other current assets	September 30, 2014	December 31, 2013
Prepaid expenses
Deferred loan cost	$196,250	$—
Rent	5,262	3,962
Directors & officers insurance	77,645	—
Professional fees	30,000	52,739
Other vendors	68,750	32,540
Other current assets
Earnest money deposits, net	634,288	—

Prepaid expenses and other current assets	$1,012,195	$89,241

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

A summary of the activity related to restricted stock and RSUs for the nine months ended September 30, 2014 is presented below:

Restricted stock	Total shares	Grant date fair value
Restricted stock non-vested at January 1, 2014	—	$—
Restricted stock granted	346,875	10.40
Restricted stock vested	(178,125)	10.40
Restricted stock forfeited	—	—

Restricted stock non-vested at September 30, 2014	168,750	$10.40

Restricted stock units (RSU’s)	Total shares	Grant date fair value
Restricted stock non-vested at January 1, 2014	—	$—
Restricted stock granted	171,875	10.40
Restricted stock vested	(115,625)	10.40
Restricted stock forfeited		—

Restricted stock non-vested at September 30, 2014	56,250	$10.40

A summary of the expense related to restricted stock and RSUs for the three and nine months ended September 30, 2014 is presented below:

Summary of the expense related to Restricted Stock and RSUs	Three months ended September 30, 2014	Nine months ended September 30, 2014
Restricted Stock	$663,262	$663,262
RSU’s	368,378	368,378

Total stock based compensation expense	$1,031,640	$1,031,640

MEDBOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 – RELATED PARTY TRANSACTIONS (RESTATED)

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

A summary of open real estate purchase transactions as of September 30, 2014 is represented in the table below:

Property	Purchase price	Closing date	Net escrow balance	Date escrow opened	Additional rents/fees paid to extend closing date
1	$3,500,000	12/11/2014	$60,000	07/25/2014	$—
2	3,650,000	01/05/2015	35,000	07/21/2014	—
3	2,450,000	12/01/2014	80,000	08/13/2014	—
4	790,000	01/01/2015	24,288	08/12/2014	—
5	480,000	01/31/2015	16,000	08/12/2014	—
6	2,100,000	02/10/2015	90,000	08/13/2014	—
7	595,000	01/31/2015	10,000	08/13/2014	—
8	3,250,000	02/10/2015	90,000	08/19/2014	—
9	2,400,000	02/08/2015	19,000	08/19/2014	—
10	2,300,000	01/08/2015	80,000	08/19/2014	—
11	695,000	10/18/2014	10,000	06/28/2014	—
12	820,000	10/18/2014	45,000	06/28/2014	7,893
13	—		75,000	07/21/2014	—

Total	$23,030,000		$634,288		$7,893

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

25

MEDBOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE – 19 RESTATEMENT

On December 30, 2014, Medbox, Inc. (the “Registrant”) filed with the Securities and Exchange Commission a Current Report on Form 8-K (the “Original 8-K”) disclosing its determination to (i) amend and restate its financial statements for the year ended December 31, 2013, the third and fourth quarters of 2013 and the first three quarters of 2014 and (ii) to examine the Company’s financial statements for the fiscal year 2012 and the first two quarters of 2013 and, if necessary, to restate those also. Thereafter, management, together with its professional advisor, undertook a comprehensive review of revenue recognition for all periods from 2012 to the present.

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

•	Note 2 - Summary of Significant Accounting Policies
•	Note 5 - Inventories
•	Note 9 - Accounts and Notes Receivable
•	Note 11 - Customer Deposits
•	Note 16. - Related Parties

MEDBOX, INC.

CONSOLIDATED BALANCE SHEET

	September 30, 2014
	As originally presented (Unaudited)	Impact of 2013 restatement	Early Recognition of Revenue	Presentation Reclass	Restated (Unaudited)
Assets
Cash and cash equivalents	$1,350,442				$1,350,442
Marketable securities	208,025				208,025
Accounts receivable	337,475	(1,524,771)	1,219,607		32,312
Notes receivable	75,000				75,000
Inventory	2,466,897	(636,468)	(1,308,231)		522,198
Prepaid expenses and other current assets	1,012,195				1,012,195

Total current assets	5,450,034				3,200,172
Property and equipment	151,984				151,984
Assets held for resale	399,594				399,594
Investments, at cost	—				—
Intangible assets	800,904				800,904
Note receivable	155,000				155,000
Goodwill	1,100,037				1,100,037
Deposits and other assets	72,726				72,726

Total assets	$8,130,279	(2,161,239)	(88,623)	—	$5,880,417

Liabilities and Stockholders’ Equity
Accounts payable and accrued expenses	$1,505,998	(150,000)	(34,000)		$1,321,998
Deferred revenue		683,621	390,311		1,073,932
Notes payable	299,605				299,605
Related party notes payable	491,674				491,674
Convertible notes payable	1,939,801				1,939,801
Derivative liability	1,228,108				1,228,108
Customer deposits	587,088	582,675	415,045		1,584,808

Total current liabilities	6,052,274	1,116,296	771,356		7,939,926
Stockholders’ Equity
Preferred stock	3,000				3,000
Common stock	30,105				30,105
Additional paid-in capital	10,244,278	1,371,000			11,615,278
Common stock subscribed	—				—
Treasury stock	(1,209,600)				(1,209,600)
Accumulated deficit	(6,989,778)	(4,648,535)	(859,979)	158,507	(12,339,785)
Accumulated other comprehensive loss				(158,507)	(158,507)

Total stockholders’ equity	2,078,005	(3,277,535)	(859,979)	—	(2,059,509)

Total liabilities and stockholders’ equity	$8,130,279				$5,880,417

MEDBOX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For Nine Months Ended September 30, 2014
	As originally presented	Early Recognition of Revenue	Restated
Revenue	$836,427	(302,345)	$534,082
Revenue from related party	1,000,000	(949,890)	50,110
Less: allowances and refunds	(1,229,710)	1,169,710	(60,000)

Net revenue	606,717	(82,525)	524,192
Cost of revenues	2,183,874	1,308,231	3,492,105

Gross margin	(1,577,157)	(1,390,756)	(2,967,913)
Operating expenses
Selling and marketing	749,212		749,212
Research and development	136,656		136,656
General and administrative	2,682,519	(530,777)	2,151,742
Stock based compensation	1,031,640		1,031,640

Total operating expenses	4,600,027		4,069,250
Loss from operations	(6,177,184)		(7,037,163)
Other income (expense)
Interest income (expense), net	(314,078)		(314,078)
Change in fair value of derivative liabilities	548,315		548,315

Total other income	234,237		234,237
Loss before provision for income	(5,942,947)		(6,802,926)
taxes
Provision for income taxes	—		—

Net loss	$(5,942,947)	(859,979)	$(6,802,926)

Earnings per share attributable to common stockholders
Basic	$(0.20)		$(0.22)

Diluted	$(0.20)		$(0.22)

Weighted average shares outstanding
Basic	30,472,447		30,472,447

Diluted	30,472,447		30,472,447

Other Comprehensive loss
Net loss			$(6,802,926)
Unrealized loss from marketable securities			(158,507)

Comprehensive loss			$(6,961,433)

MEDBOX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For Three Months Ended September 30, 2014
	As originally presented	Early Recognition of Revenue	Restated
Revenue	$107,429	65,647	$173,076
Revenue from related party	—		—
Less: allowances and refunds	—		—

Net revenue	107,429	65,647	173,076
Cost of revenues	743,397	1,070,165	1,813,562

Gross margin	(635,968)	(1,004,518)	(1,640,486)
Operating expenses
Selling and marketing	319,204		319,204
Research and development	61,623		61,623
General and administrative	1,363,440	(410,777)	952,663
Stock based compensation	1,031,640		1,031,640

Total operating expenses	2,775,907		2,365,130
Loss from operations	(3,411,875)		(4,005,616)
Other expense
Interest income (expense), net	(339,231)		(339,231)
Change in fair value of derivative liabilities	548,315		548,315

Total other income	209,084		209,084
Loss before provision for income	(3,202,791)		(3,796,532)
taxes
Provision for income taxes	—		—

Net loss	$(3,202,791)	(593,741)	$(3,796,532)

Earnings per share attributable to common stockholders
Basic	$(0.11)		$(0.13)

Diluted	$(0.07)		$(0.13)

Weighted average shares outstanding
Basic	30,371,299		30,371,299

Diluted	45,371,299		30,371,299

Other Comprehensive loss
Net loss			$(3,796,532)
Unrealized loss from marketable securities			(158,507)

Comprehensive loss			$(3,955,039)

MEDBOX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For Nine Months Ended September 30, 2013
	As originally presented	Early Recognition of Revenue	Contributions to capital	Restated
Revenue	$4,801,062	(2,146,686)	(810,000)	$1,844,376
Revenue from related party	—			—
Less: allowances and refunds	—			—

Net revenue	4,801,062			1,844,376
Cost of revenues	2,442,592	(184,465)		2,258,127

Gross margin	2,358,470	(1,962,221)	(810,000)	(413,751)
Operating expenses
Selling and marketing	506,393			506,393
Research and development	46,733			46,733
General and administrative	1,876,505			1,876,505
Stock based compensation	—			—

Total operating expenses	2,429,631			2,429,631
Loss from operations	(71,161)			(2,843,382)
Other income (expense)
Interest income (expense), net	(1,884)			(1,884)

Total other expense	(1,884)			(1,884)
Loss before provision for income	(73,045)			(2,845,266)
taxes
Provision for income taxes	(29,220)			(29,220)

Net loss	$(43,825)	(1,962,221)	(810,000)	$(2,816,046)

Earnings per share attributable to common stockholders
Basic	$(0.00)			$(0.10)

Diluted	$(0.00)			$(0.10)

Weighted average shares outstanding
Basic	28,658,556			28,658,556

Diluted	44,372,842			28,658,556

MEDBOX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For Three Months Ended September 30, 2013
	As originally presented	Early Recognition of Revenue	Restated
Revenue	$1,980,720	(666,542)	$1,314,178
Revenue from related party	—		—
Less: allowances and refunds	—		—

Net revenue	1,980,720		1,314,178
Cost of revenues	1,641,495	165,535	1,807,030

Gross margin	339,225	(832,077)	(492,852)
Operating expenses
Selling and marketing	91,136		91,136
Research and development	28,233		28,233
General and administrative	522,372		522,372
Stock based compensation	—		—

Total operating expenses	641,741		641,741
Loss from operations	(302,516)		(1,134,593)
Other income (expense)
Interest income (expense), net	4,311		4,311
Change in fair value of derivative liabilities	—		—

Total other income	4,311		4,311
Loss before provision for income	(298,205)		(1,130,282)
taxes
Provision for income taxes	(119,280)		(119,280)

Net loss	$(178,925)	(832,077)	$(1,011,002)

Earnings per share attributable to common stockholders

Basic	$(0)		$(0)

Diluted	$(0)		$(0)

Weighted average shares outstanding
Basic	29,298,284		29,298,284

Diluted	44,298,284		29,298,284

MEDBOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20– SUBSEQUENT EVENTS

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

The Company plans to re-file an amendment to the Form S-1 it filed in connection with the July 2014 and September 2014 purchase agreements to include financial information from this Form 10-Q/A on or about November 14, 2014.

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

Our current revenue model consists of the following income streams:

1.	Consulting fee revenues. This revenue stream is a consistent component of our current and anticipated future revenues and is negotiated at the time of the contract. In jurisdictions where there is intense competition for a limited number of licenses, we believe the Medbox model, with its incorporated security measures, promotes a distinct advantage in the application selection process in the states where an applicant is graded on the ability to demonstrate compliance.

2.	Revenues on dispensary unit and vaporizer sales. Medbox machines retail for approximately $50,000 for each machine set (including the POS system). In addition, many consulting contracts bundle the sale of the dispensary units within the scope of deliverables to be provided that might also include location build out costs Gross margins on our tabletop vaporizer sales and accessories are expected to initially average out to a net loss position due to initial higher manufacturing costs prior to the cost reduction process that we have undertaken. Our introduction of our portable miVape product in the second quarter of 2015 is expected to provide a cost effective product with industry standard margins while providing significant value to the customer.

3.	Other revenue includes sales of territory rights, sales/leases of management rights of newly awarded dispensary licenses, and sales/leases of management rights of newly acquired dispensary licenses and physical locations. We enter in transactions with clients who are interested in being granted the right to have us engage exclusively with them in certain territories (which we describe as territory rights), operating existing dispensary locations and buying previously issued dispensary licenses. Terms for each deal are varied and the sales arrangements typically include the delivery of our dispensing technology and dispensary location build-out. We will also seek to enter into contracts to assign exclusive management rights we have been granted by licensees under management rights agreements for retail, dispensary, or cultivation centers which we have facilitated the granting of licenses for.

4.	Revenue from referral fees and revenue sharing from real estate transactions with partners. The Company expects to generate revenue from matching its clients with a real estate financing partner to facilitate property purchases and subsequent leasebacks to our clients at a premium to market rates due to the sensitive use (in particular, marijuana retail (sale for recreational purposes), dispensary (sale for medical purposes) and cultivation (marijuana growth and production of marijuana edibles) contemplated to be operated at the leased location. The Company currently has a real estate referral arrangement with MJ Holdings, entered into in May 2014, whereby MJ Holdings issues warrants to purchase shares of its common stock on a monthly basis to the Company during the term of the arrangement and the Company in turn refers industry specific real estate transactions to MJ Holdings in exchange for a 50/50 income sharing split. The agreement is not limited to any specific geographic area. The agreement has an initial 6 month term and will renew automatically for successive one month terms subject to the right of either party to terminate the agreement upon 5 days’ written notice.

5.	Revenue from the matching of joint venture participants with soon to be licensed dispensaries. The Company expects to generate revenue from clients that wish to participate in the industry and have traditional business background, experience, and strong ties to the state in question where the application is being made. Fees vary in each market area.

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

Comparison of the three months ended September 30, 2014 and 2013

The Company reported a consolidated net loss of $3,796,532 for the three months ended September 30, 2014 and $1,011,002 for the three months ended September 30, 2013. The increase in net loss of $2,785,530 was primarily due to a few key factors related to the reduction in revenue and increase in operating expenses. Revenue was down for the current period partially due to delays in adoption of final regulations in certain states and delays in approving license applications. Additionally, the Company’s revenue model is significantly different in the third quarter of 2014 as compared to third quarter of 2013. This difference is mainly due to the fact that the Company is moving away from the business model of obtaining licenses for clients for a one-time upfront fee. The Company is in the process of modifying its business model to provide ongoing management and support services for clients so that the consulting contract would continue in perpetuity. During the transition period to a new business model, expenses to secure new contracts and licenses are incurred and revenue is deferred principally until new licenses are obtained and new dispensaries and cultivation centers begin operating.

During the third quarter of 2014, the Company hired a new CEO and introduced a new stock compensation plan to attract new talent to the Board of Directors and the management team which added to operating costs including stock compensation expense of $1 million for the quarter. Other causes of operating expense increases were higher bad debt expense, increased public company expenses, higher insurance costs, and increases in sales and marketing expenses related to additional sales staffing, product promotion and lobbying cost increases.

Revenue

Total revenue consisted of revenue from consulting agreements, sale of locations and management rights and finder’s fees which are often bundled together in a single offering to clients and revenue from sales of vaporizers and accessories of the Company’s subsidiary Vaporfection International, Inc. (“VII”).

Revenue Description	For the three months ended September 30, 2014	For the three months ended September 30, 2013	Increase (Decrease)
Consulting agreements	$40,455	$—	$40,455
Delivery of facilities		1,265,313	(1,265,313)
Sale of territories, related party	25,192	—	25,192
Finder’s fee	91,600	—	91,600
VII-Product sales	15,829	48,865	(33,036)

Gross revenues	173,076	1,314,178	(1,141,102)

Net revenues	$173,076	$1,314,178	$(1,141,102)

Consulting Revenue

Consulting revenue for the three months ended September 30, 2014 increased $40,455 compared to the three months ended September 30, 2013, as there was no consulting revenue recognized in the corresponding period of the prior year.

Delivery of facilities

Revenue for the three months ended September 30, 2013 resulted from the recognition of revenue due to the achievement of milestones and delivery of operating facilities to the clients in Arizona. There were no deliveries in the corresponding period in 2014.

A Company client obtained a provisional license in the state of Oregon but because of delays with local permits for interior build-outs the Company was not able to finalize the delivery of the facility to the client during the third quarter of 2014. The work on the Oregon location and delivery of the location to the client is expected to be finalized in the second quarter of 2015.

Sale of territories, related party

In the first six months of 2014, the Company entered into a sale for exclusive rights to place the Medbox patented dispensing systems in Denver, Colorado to a related party, for which the related party paid $500,000. This $500,000 is being recognized over the five year term of the agreement, with $25,192 recognized as revenue in the three months ended September 30, 2014.

There was no similar revenue in the comparable period of 2013.

VII-Product sales

In the third quarter of 2014, the Company sold $15,829 of vaporizer products and accessories through our VII operating subsidiary compared to $48,865 during three months ended September 30, 2013. We expect to be able to release our newest portable vaporizer product for general availability late in the second quarter of 2015. We expect the new vaporizer product to restore sales volumes for this product line in 2015.

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

Cost of revenue

Our cost of revenue includes costs to obtain permits and licenses along with costs for our systems sales and construction, build-out, licenses or rights repurchased from former clients and resold to new clients and costs associated with our Vaporfection International, Inc. subsidiary which includes the product cost of vaporizers and accessories, the fulfillment activities associated with sales orders and the Company’s purchasing department.

Costs of Revenue	For the three months ended September, 30 2014	For the three months ended September, 30 2013	Increase (Decrease)
Cost of inventory	$1,070,165	$264,925	$805,240
Construction and build-outs	—	1,230,377	(1,230,377)
VII-Product cost	42,512	73,252	(30,740)
Re-valuation of vaporizer inventory	329,154	—	329,154
Charge for abandoned site	100,000	—	100,000
Charges from escrow deposits	195,712	—	195,712
Other costs of revenue	76,019	72,941	3,078

Total costs of revenue	$1,813,562	$1,807,030	$6,532

During the three months ended September 30, 2014, the costs of revenue stayed fairly consistent at $1,813,562 as compared to $1,807,030 for the three months ended September 30, 2013. As noted in the table above, charges in the third quarter of 2013 for projects in Arizona and associated costs of construction and build outs for clients in the amount of $1,230,377 did not recur. Cost of VII product sold decreased due to lower sales than in the third quarter of 2013. During the third quarter of 2014, the Company recorded a re-valuation for slow moving, older models of vaporizer inventory, wrote off costs for an abandoned site and recorded expenses related to property in escrow.

Cost of inventory

Cost of inventory increased during the third quarter of 2014 to due to the costs associated with developing the new markets in San Diego, Illinois, Washington, Nevada and Oregon as compared to the same period of 2013 when the Company charged to the cost of inventory $264,925 for two locations sold.

Constructions and build-outs

During the third quarter of 2013, the Company reached milestones and delivered operating facilities to the clients in Arizona and incurred the related cost of revenue. There were no similar milestone achievements and deliveries in the corresponding period in 2014.

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

Operating Expenses

Operating expenses consist of all other costs incurred during the period other than cost of revenue. The Company incurred $2,365,130 in operating expenses for the three months ended September 30, 2014 compared to $641,741 for the three months ended September 30, 2013. The increase of $1,723,389 was primarily due to introduction of the new stock based compensation plan. As noted above, during the third quarter of 2014, the Company introduced a new stock compensation plan to attract new talent to the Board of Directors and the management team which added $1,031,640 in stock compensation expense for the quarter. Other factors which contributed to the increase in operating expenses were increase in selling and marketing expenses of $228,068, increases in general and administrative expense of $430,291 and increases in research and development expenses of $33,390.

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

Change in,	For the three months ended September, 30 2014	For the three months ended September, 30 2013	Increase (Decrease)
Promotions and purchased advertising	$185,193	$17,668	$167,525
Lobbying	18,500	—	18,500
Public relationship expense	—	7,800	(7,800)
Employee costs	60,063	—	60,063
Independent contractors costs	23,540	48,297	(24,757)
Outside services	390	7,935	(7,545)
Meetings, conferences and trade shows	20,483	9,436	11,047
Other	11,035	—	11,035

Total sales and marketing	$319,204	$91,136	$228,068

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

General and administrative

General and administrative expenses include costs associated with being a public company, legal, lobbying, accounting, payroll, consulting, rent and other costs. The Company’s general and administrative expenses for the three months ended September 30, 2014 increased by $430,291 to $1,031,640 compared to $522,372 for the three months ended September 30, 2013. The expenses incurred during the three month periods ended September 30, 2014 and 2013 are summarized and described below:

Change in,	For the three months ended September, 30 2014	For the three months ended September, 30 2013	Increase (Decrease)
VII general and administrative expenses	$37,434	$57,663	$(20,229)
Bad debt expense	123,600	—	123,600
Costs of being public	116,490	18,403	98,087
Fund raising consultants	50,833	36,075	14,758
Legal costs	110,976	71,537	39,439
Lobbying costs	—	21,791	(21,791)
Professional accounting services	41,313	42,125	(812)
Employee costs	97,504	53,824	43,680
Independent contractors costs	97,119	30,004	67,115
Management fee - Vincent Chase, Inc.	75,000	75,000	—
Insurance	43,469	—	43,469
Rent expense	53,114	48,069	5,045
Charity and donations	1,500	10,300	(8,800)
Other (sum of smaller accounts)	104,311	57,581	46,730

Total general and administrative	952,663	$522,372	$430,291

The increase of $430,291 for the three months ended September 30, 2014 compared to three months ended September 30, 2013 is primarily due to the increase in the bad debt expense in the amount of $123,600, increases in costs related to being a public company of $98,087, increase in employee and independent contractor costs of $110,795, increases in insurance costs of $43,469 slightly offset by the reductions in lobbying costs with of $21,791 and decrease in VII general and administrative costs.

During the third quarter of 2014, the Company identified past due accounts receivable as doubtful for collection and recorded bad debt expense of $123,600. There were no similar events during the third quarter of 2013.

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

Net Loss

As a result of the above factors our net loss increased from a loss of $1,011,002 for three months ended September 30, 2013 to a net loss of $3,796,532 for three months ended September 30, 2014.

Comparison of the nine months ended September 30, 2014 and 2013

Overview of Results

The Company reported a consolidated net loss of $6,802,926 for the nine months ended September 30, 2014 and $2,816,046 for the nine months ended September 30, 2013. The increase in net loss of $3,986,880 was primarily due to a few key factors related to the reduction in revenue and the increase in certain identified costs. Revenue was down for the current period as delays in adoption of final regulations in certain states and the ultimate timing of the application process in states with final regulations reduced and delayed the opportunity to apply for new licenses and consequently delayed the notice of the results of any license application made. Additionally, the Company’s revenue model is significantly different in 2014 as compared to 2013. This difference is mainly due to the fact that the Company is moving away from the business model of obtaining licenses for clients for a one-time upfront fee. The Company is in the process of modifying its business model to provide ongoing management and support services for clients so that the consulting contract would continue in perpetuity. During the transition period to a new business model, expenses to secure new contracts and licenses are incurred and revenue is deferred principally until new licenses are obtained and new dispensaries and cultivation centers begin operating.

During the third quarter of 2014, the Company hired a new CEO and introduced a new stock compensation plan to attract new talent to the Board of Directors and the management team which added to operating costs including stock compensation expense of $1 million for the period. Other factors which contributed to the increase in operating expenses were increases in bad debt expense on certain accounts receivable, increases in research and development expenses that in comparable periods were often paid directly by an affiliate but now are paid directly by the Company, increases in sales and marketing expenses related to additional sales staffing, product promotion of vaporizers and lobbying cost increases to promote the Company in states/markets of interest and to participate in the development of new regulations.

The Company’s subsidiary VII was acquired on April 1, 2013. Accordingly, the VII expenses did not exist for the first quarter of 2013. Therefore, the results for the nine months ended September 30, 2013 are not comparable to the same period of 2014. For ease of review, the VII expenses are presented as a separate item.

Revenue

Revenue consisted of Medbox system sales, sale of locations, finder’s fees, sale of the territory rights and consulting service fees, which are often bundled together in a single offering to clients and revenue from sales of vaporizers and accessories of the Company’s subsidiary VII. For the nine months ended September 30, 2014, the Company recorded net revenue of $524,192 compared to $1,844,376 for the same period of 2013, resulting in a reduction of $1,320,184.

Revenue Description	For the nine months ended September 30, 2014	For the nine months ended September 30, 2013	Increase (Decrease)
Consulting	$112,152	$550,646	$(438,494)
Delivery of facilities	—	1,265,313	(1,265,313)
Sale of locations and management rights, unrelated parties	175,000	—	175,000
Sale of territories, related party	50,110	—	50,110
Finder’s fee	190,132	—	190,132
VII-Product sales	56,798	68,417	(11,619)

Gross revenues	584,192	1,884,376	(1,300,184)

Allowances and refunds	(60,000)	—	(60,000)

Net revenues	$524,192	$1,884,376	$(1,360,184)

Consulting Revenue

The consulting revenue for the nine months ended September 30, 2014 decreased by $438,494 to $112,152 compared to $550,646 for the nine months ended September 30, 2013. The decline in revenue is due to delays in adopting final regulations in the San Diego, Illinois, Washington, Nevada and Oregon markets which delayed processing of applications and market development.

During the third quarter of 2014, the Company applied for licenses on behalf of its clients in the States of Nevada and Illinois.

The Company’s revenue model is significantly different in the third quarter of 2014 as compared to third quarter of 2013, which is mainly due to the fact that the Company had previously adopted a business model of obtaining licenses for its clients for a fixed upfront fee. The Company is currently in the process of modifying its consulting engagements by providing ongoing management and support services for its clients pursuant to consulting contract that continue in perpetuity. The impact of this change is that during the transition period to our new business model, expenses to secure new contracts and licenses are incurred and revenue is deferred principally until new licenses are obtained and new dispensaries and cultivation centers begin operating.

Delivery of facilities

Revenue for the nine months ended September 30, 2013 was due to recognition in the third quarter of revenue due to the achievement of milestones and delivery to the clients of the facilities in Arizona.

The Company obtained a provisional license in the State of Oregon but because of delays with the city permits for interior build-outs could not finalize the delivery of the facility to the client within the quarter.

Sale of locations and management rights

The Company sold management rights for an Arizona location for $175,000.

Sale of territories, related party

In the first six months of 2014, the Company entered into a sale for exclusive rights to place the Medbox patented dispensing systems in Denver, Colorado to the same related party mentioned above in the management rights sale to a related party, for which the related party paid $500,000. This $500,000 is being recognized over the five year term of the agreement, with $50,110 recognized as revenue in the nine months ended September 30, 2014.

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

VII-Product sales

In the nine months ended September 30, 2014, the Company sold $56,798 worth of vaporizer products and accessories through our VII operating subsidiary. As previously mentioned, a comparison to the same period of 2013 is impracticable due to the fact that there was no VII activity for the first quarter of 2013. We expect to be able to release our newest portable vaporizer product for general availability in the second quarter of 2015. We expect the new vaporizer product to restore sales volume for this subsidiary.

Cost of revenue

Cost of revenue includes costs to obtain permits and licenses along with costs for our systems sales and construction, sale of locations, and costs associated with our Vaporfection International, Inc. subsidiary which included the product cost of vaporizers and accessories, valuation adjustments of inventory, the fulfilment activities associated with sales orders and the Company’s inventory management department.

Costs of Revenue	For the nine months ended September 30, 2014	For the nine months ended September 30, 2013	Increase (Decrease)
Cost of inventory	$2,439,386	$247,470	$2,191,916
Construction and build-outs	—	1,640,919	(1,640,919)
Re-valuation of vaporizer inventory	329,154	—	329,154
Charge for abandoned site	100,000	—	100,000
Charges from escrow deposits	195,712	—	195,712
Other costs of revenue	272,303	277,059	(4,756)
VII-Product cost	155,550	92,689	62,861

Total costs of revenue	$3,492,105	$2,258,137	$1,233,968

Total costs of revenue increased during the nine months ended September 30, 2014 by $1,233,968 as compared to the same period of 2013,which is mostly due to the increases in inventory costs of the locations and management rights sold during the first nine months of 2014 along with the write off of the costs incurred for the developing of the San Diego, Illinois, Washington, Nevada and Oregon markets.

Cost of inventory

Cost of inventory includes the cost of one property sold with the balance consisting of costs to develop markets in San Diego, Illinois, Washington, Nevada and Oregon .

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

VII-Product cost

The Company incurred costs of $155,550 for the nine months ended September 30, 2014 associated with our Vaporfection International, Inc. subsidiary which included the product cost of vaporizers and accessories, the fulfillment activities associated with sales orders and the Company’s purchasing department. As previously mentioned, a comparison to the same period of 2013 is impracticable due to the fact that there was no VII activity for the first quarter of 2013.

Operating Expenses

Operating expenses consist of all other costs incurred during the period other than cost of revenue. The Company incurred $4,069,250 in operating expenses for the nine months ended September 30, 2014 compared to $2,429,631 for the nine months ended September 30, 2013. The increase of $1,639,619 was primarily due to a new stock compensation plan to attract new talent to the Board of Directors and the management team which added $1,031,640 in stock compensation expense for the quarter, an increase in selling and marketing expenses of $242,819, an increase in general and administrative expense of $275,237 and an increase in research and development expenses of $89,923.

Sales and Marketing expenses

Sales and marketing expenses include public relations and promotion, lobbying, purchased advertising, travel and entertainment and outside services for sales and marketing consultants and sales lead generation. The Company incurred $749,212 and $506,393 in sales and marketing expenses for the nine months ended September 30, 2014 and 2013, respectively.

The expenses incurred during nine month periods ended September 30, 2014 and 2013 are summarized and described below.

Change in,	For the nine months ended September 30, 2014	For the nine months ended September 30, 2013	Increase (Decrease)
VII sales and marketing expense	$140,248	$18,053	$122,195
Promotions and purchased advertising	179,879	96,305	83,574
Lead generation-Kind Clinics	—	113,613	(113,613)
Lobbying	111,285	—	111,285
Public relationship expense	9,625	55,766	(46,141)
Employee costs	99,000	—	99,000
Independent contractors costs	121,158	129,152	(7,994)
Outside services	3,653	62,934	(59,281)
Meetings, conferences and trade shows	63,774	18,571	45,203
Other	20,590	11,999	8,591

Total sales and marketing	$749,212	$506,393	$242,819

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

General and administrative

General and administrative expenses include costs of being a public company, legal, lobbying, accounting, payroll, consulting, rent and other costs. The Company’s general and administrative expenses increased by $275,237 to $2,151,742 for the nine months ended September 30, 2014 compared to $1,876,505 for the nine months period ended September 30, 2013.

The expenses incurred during the nine month periods ended September 30, 2014 and 2013 are summarized and described below:

Change in,	For the nine months ended September 30, 2014	For the nine months ended September 30, 2013	Increase (Decrease)
VII general and administrative expenses	$143,076	$118,206	$24,870
Costs of being public	290,716	45,362	245,354
Fund raising consultants	63,333	181,075	(117,742)
Bad debt expense	148,600	—	148,600
Legal costs	266,383	366,080	(99,697)
Lobbying costs	22,700	122,799	(100,099)
Professional accounting services	117,158	160,310	(43,152)
Employee costs	197,047	182,579	14,468
Independent contractors costs	209,939	71,399	138,540
Management fee - Vincent Chase, Inc.	150,000	225,000	(75,000)
Management fee - Kind Clinics	—	61,019	(61,019)
Insurance	106,969	—	106,969
Rent expense	156,716	91,983	64,733
Charity and donations	33,300	20,800	12,500
Other (sum of smaller accounts)	245,805	229,893	15,912

Total general and administrative	$2,151,742	$1,876,505	$275,237

During the nine months ended September 30, 2014, the Company incurred $143,076 of general and administrative expenses related to its subsidiary VII. As previously mentioned a comparison to the same period of 2013 is impracticable due to the fact that there was no VII activity for the first quarter of 2013. The Company has been successful in reducing general and administrative costs for VII as part of Medbox, with expenses declining to an average of $47,592 per quarter in 2014.

During the nine months ended September 30, 2014, the Company incurred additional costs of $245,354 related to being a public company such as Securities and Exchange Commission counsel and filing fees, independent director’s fees and expenses and investor relations costs.

Fund raising consulting expenses decreased by $117,742 during the nine months ended September 30, 2014 even though the Company made additional efforts to raise additional capital for the Company’s planned growth. This decrease is due to the fact that in 2013, the Company discontinued the service of the previously engaged firms with which the Company had unfavorable pricing terms.

During the nine months ended September 30, 2014, the Company identified past due accounts receivable as doubtful for collection and recorded bad debt expense of $148,600. There were no similar events during the nine months ended September 30,2013.

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

As part of “Other expenses” presented in the table above the most significant change for nine months ended September 30, 2014 compared to nine months ended September 30, 2013 was an increase of approximately $21,000 for additional expenses to enhance the corporate web page.

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

	For the nine months ended September 30,
Cash flow	2014	2013
Net cash used in operating activities	$(4,651,146)	$(3,042,891)
Net cash used in investing activities	(713,759)	(1,388,485)
Net cash provided by financing activities	6,547,344	3,504,775

Net increase (decrease) in cash	$1,182,439	$(926,601)

Cash Flows – Operating Activities

During the nine months ended September 30, 2014, cash flows used in operating activities were $4,651,146, consisting primarily of the net loss for the first nine months of 2014 of $6,252,926, reduced for non-cash adjustments of depreciation and amortization of $59,364, the establishment of a non-cash bad debt provision of $60,000, amortization of a debt discount of $216,224, and stock based compensation of $1,031,640 and increased for the non-cash adjustments of gain from fair value adjustment of derivative liability of $548,315, fair value of marketable securities received as payment for services of $190,132 and profit on the sale of the investments of $9,600. An additional component of cash used in operating activities was an increase in prepaid expenses and other assets of $896,954 related primarily to net deposits paid into escrow accounts of $634,288, deferred loan costs of $196,250 related to convertible notes payable and the balance of the advance funding of $77,645 for the Company’s annual director and officers insurance policy. These operating uses of cash were offset by an decrease in inventory of $110,788, and a net decrease of accounts receivable of $213,424, increases in accounts payable and accrued expenses of $907,684 due to the timing and deferral of the payment of trade payables and the overall increase in operating costs. In addition, customer deposits and deferred revenue provided net cash during the period of $807,347 and $390,311, respectively, primarily due to the increase in customer deposits collected on contracts prior to work being completed and revenue recognized.

During the nine months ended September 30, 2013 cash flows used in operating activities were $3,042,891, consisting primarily of the net loss for the first nine months of 2013 of $2,816,046, as well as the increase in inventories of $135,888, increase in notes receivables from a client of the Company of $55,000, a decrease in deferred revenue of $783,899, and net increase of prepaid expenses of $177,287. The use of the cash flows from operating activities was offset by the non-cash depreciation adjustment of $41,375 and a reduction in accounts receivable with $598,906. In addition, customer deposits provided net cash during the period of $517,675.

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

Cash Flows – Financing Activities

During the nine months ended September 30, 2014, cash flows provided by financing activities were $6,547,344, consisting of $2,442,859 of proceeds from issuance of common stock, $3,500,000 of proceeds from issuance of convertible notes payable, net proceeds from related party notes payable of $379,880 and net proceeds from short term notes of $299,605, offset by payments on a note payable of $75,000 which we acquired as a part of the VII purchase. During the nine months ended September 30, 2013, cash flows provided by financing activities were $3,504,775, which consisted of $3,541,090 of proceeds from issuance of common stock, contributions of capital from a related party of $810,000, $150,000 of proceeds from issuance of notes payable less net payments on the related party notes payable of $934,035 and payments of $62,280 on a long term loan.

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

During the third quarter of 2014, the Company closed two convertible notes payable agreements with accredited investors which yielded $3.5 million in funding for the Company. In accordance with the same convertible notes payable agreements, we anticipate receiving an additional $250,000 from the same accredited investors in the fourth quarter of 2014.

The Company plans to re-file an amendment to the Form S-1 it filed in connection with the July 2014 and September 2014 purchase agreements to include financial information from this Form 10-Q/A on or about March 2015. The Company expects that the amended Form S-1 will become effective 20 days following the filing of this amendment, pending any comment from the SEC.

Our backlog includes 12 provisional licenses subject to final approval by governmental authorities which may or may not release new licenses in accordance with their own stated timelines. If final licenses are granted, we will receive additional funding from customers in 2015.

After the form S-1 is declared effective, the Company is planning to conduct a road show to raise additional equity capital. The Company will continue to execute on its business model by attempting to raise additional capital through the sales of debt or equity securities or other means, however there is no guarantee that such financing will be available on terms acceptable to the Company, or at all. If the Company is unable to obtain adequate debt or equity financing, it may be forced to slow or reduce the scope of operations and expansion, and its business would be materially affected.

Our primary source of liquidity is cash flows from operations of the Company’s main subsidiary, Prescription Vending Machines, Inc. (DBA – MDS). Our MDS portion of our overall business model related to our existing consulting business relies significantly on the know-how of our management team and its staff to be successful in acquiring licenses and business locations for our clients, in addition to constructing client locations and the sale of our Medbox machines. Since a majority of the revenue from this business is related to services we provide, the timing of receiving the cash has a significant effect on our cash flows. In addition, our overall profitability is impacted by the number of consulting contracts we are able to secure as well as on the avoidance of significant legal and outside professional costs that can be incurred in the process of fulfilling our obligations under each consulting contract. In the case of our MDS consulting business we make milestone payments to our Medbox machine supplier based on where the machines are in the procuring process. This arrangement requires periodic cash outlays, but avoids large disbursements at any one time helping to smooth our cash outflows.

A change in the business model in acquiring retail dispensary and cultivation licenses has made it important to acquire real estate either through lease arrangements or purchase in order to secure a license. This has required the Company to spend cash for earnest deposits on various real estate location opportunities during the quarter and thereafter. The Company intends to find a partner for the acquisition of the various locations so that the Company can apply for more licenses, however, the timing of those partnerships may require the Company to acquire ownership of the underlining real estate for a period of time. This process requires significant cash outlay for the earnest money that has ranged from $10,000 to $100,000 per property.

A summary of our active real estate purchase transactions as of November 12, 2014 is as follows:

Property	Purchase price	Closing date	Net escrow balance	Date escrow opened	Additional rents/fees paid to extend closing date
1	$3,500,000	12/11/2014	$60,000	07/25/2014	$—
2	3,650,000	01/05/2015	35,000	07/21/2014	—
3	2,450,000	12/01/2014	80,000	08/13/2014	—
4	790,000	01/01/2015	24,288	08/12/2014	—
5	480,000	01/31/2015	16,000	08/12/2014	—
6	2,100,000	02/10/2015	90,000	08/13/2014	—
7	595,000	01/31/2015	10,000	08/13/2014	—
8	3,250,000	02/10/2015	90,000	08/19/2014	—
9	2,400,000	02/08/2015	19,000	08/19/2014	—
10	2,300,000	01/08/2015	80,000	08/19/2014	—
11	695,000	10/18/2014	10,000	06/28/2014	—
12	820,000	10/18/2014	45,000	06/28/2014	7,893
13	—	—	75,000	07/21/2014	—
14	—	—	50,000	10/17/2014	—

Total	$23,030,000		$684,288		$7,893

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

In addition, our VII subsidiary has cash demands for the completion of its portable vaporizer product and the follow-on production costs for the new product which we expect to release in the second quarter of 2015. These additional investments along with continued investment into the operating cost of this business will continue to be a net user of cash until Vaporfection’s cash requirements can be re-evaluated after the expected launch of the new portable vaporizer next year.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed under “Risk Factors” as filed with the Company’s Registration Statement on Form 10 Amendment 2 filed with the Securities and Exchange Commission on May 13, 2014 as amended. The factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by any forward-looking statements contained in this report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description

10.1	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 000-54928), filed with the Commission on July 25, 2014)

10.2	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 of the Registrant’s Amendment to Current Report on Form 8-K/A (File No. 000-54928), filed with the Commission on July 29, 2014)

10.3	Form of Debenture (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K (File No. 000-54928), filed with the Commission on July 25, 2014)

10.4	Employment Agreement for Guy Marsala (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 000-54928), filed with the Commission on July 29, 2014)

10.5	Consulting Agreement with Bruce Bedrick (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 000-54928), filed with the Commission on August 22, 2014)

10.6	Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K (File No. 000-54928), filed with the Commission on September 24, 2014)

10.7	Registration Rights Agreement (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K (File No. 000-54928), filed with the Commission on September 24, 2014)

10.8	Form of Debenture (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K (File No. 000-54928), filed with the Commission on September 24, 2014)

10.9	Amendment No. 1 to Securities Purchase Agreement (incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K (File No. 000-54928), filed with the Commission on September 24, 2014)

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Schema.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase.*

101.LAB	XBRL Taxonomy Extension Label Linkbase.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.*

*	Filed herewith.

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