Form 10-K
period 2014-12-31
Medbox, Inc.
filed 2015-03-26
CIK 1547996

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-54928

MEDBOX, INC.

(Exact name of registrant as specified in its charter)

Nevada	45-3992444
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

8439 West Sunset Blvd., Suite 101 West Hollywood, CA	90069
(Address of Principal Executive Offices)	(Zip Code)

(800) 762-1452

(Issuer’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, Par Value $0.001 Per Share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of a “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-accelerated Filer	☐ (do not check if smaller reporting company)	Smaller Reporting Company	☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on the OTC Bulletin Board on June 30, 2014 was $165,877,621.

As of March 16, 2015, the Company had 30,727,185 shares of its common stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Medbox, Inc.

ANNUAL REPORT ON FORM 10-K

FOR THE PERIOD ENDED DECEMBER 31, 2014

PART 1

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

Information included in this Annual Report on Form 10-K (the “Form 10-K” or, “this Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We claim the protection of the safe harbor contained in the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts included in this Form 10-K regarding our strategy, future operations, future financial position, projected expenses, prospects and plans and objectives of management are forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from our future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “future,” “plan,” or “project” or the negative of these words or other variations on these words or comparable terminology. Forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that any projections or other expectations included in any forward-looking statements will come to pass. Our actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors, including, but not limited to, a continued decline in general economic conditions nationally and internationally; decreased demand for our products and services; market acceptance of our products; the ability to protect our intellectual property rights; impact of any litigation or infringement actions brought against us; the outcome of litigation or regulatory proceedings, including those related to the SEC investigation of our revenue recognition methodologies and the restatement of our consolidated financial statements; the regulation and legalization of marijuana; risks in product development; inability to raise capital to fund continuing operations; and other factors, including the risk factors described in greater detail in Item 1A of this Form 10-K under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended or planned. Except as required by applicable laws, we undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

Additional risks and uncertainties resulting from the restatement of our consolidated financial statements in the Company’s Form 10 Registration Statement and in our Quarterly Reports on Form 10-Q for the first three quarters of 2014, among others, could, (i) cause us to incur substantial additional legal, accounting and other expenses, (ii) result in additional shareholder, governmental or other actions, or adverse consequences from class action or derivative suits from stockholders or the formal investigation being conducted by the Securities and Exchange Commission (“SEC”), (iii) cause our customers and contract partners to lose confidence in us; (iv) result in removal of the Company’s stock from the over-the-counter bulletin board quotation system (the “OTCBB”), or (v) result in additional failures of the Company’s internal controls if the Company’s remediation efforts are not effective. Any one or more of such risks and uncertainties could have a material adverse effect on us or the value of our common stock.

ITEM 1.	BUSINESS

Medbox, Inc. (the “Company”) is a Nevada corporation formed on June 16, 1977. Medbox, Inc. provides specialized consulting services to the marijuana industry and sells associated patented products, including its Medbox medical dispensing system and medical vaporization devices. The Company works with clients who seek to enter the medical and cultivation marijuana markets in those states where approved. Medbox offers turnkey solutions that assist with licensing and compliance, site selection, design and permitting, safety and security, along with full build-out and operational oversight. Medbox’s consulting solutions and technology create structure and process for clients and their respective businesses in this rapidly emerging sector.

References to “Medbox”, “we”, “us”, “our” and similar words refer to the Company and its wholly-owned subsidiaries, unless the context otherwise indicates.

Business Overview

Our business involves contracting with business owners for our services and the sale of marijuana-related products such as our Medbox dispensing system and our line of tabletop medical vaporizers. We expect to transition to the sale of a portable line of vaporizers in the second quarter of 2015.

We began our business model with entering into one-time consulting agreements to help our clients obtain a license to sell or cultivate marijuana and to assist them with the build out of a location for their business, including the sale to the client of a Medbox dispensing system, pursuant to a consulting agreement that we refer to as our “Turn-Key Business Establishment Agreement”. We are now transitioning to a recurring revenue model, whereby we will continue to enter into Turn-Key Business Establishment Agreements, together with additional revenue generating agreements for providing ongoing consulting to the established business in the areas of regulatory compliance, security, operations and other matters that leverage our expertise and knowledge in this industry. We also plan to retain the rights to manage business locations on a day-to-day basis and to assign such rights to third parties, in return for recoupment of a percentage of the management fee to operate the business. Our clients plan to establish dispensaries for the sale of marijuana for medical use or retail operations for the sale of marijuana for recreational use or cultivation centers for the cultivation of marijuana.

In 2014, we arranged for the submission of 36 license applications in five states on behalf of clients, and, as of February 13, 2015, we have entered into five letters of intent or real estate purchase contracts and two leases for locations with third parties seeking to open dispensary locations or cultivation centers. Five license applications for clients are currently pending, and 12 licenses or registrations in the States of Oregon, Illinois, Nevada and Washington have been approved for our clients. We intend to retain the management rights for these locations and then will seek to assign the rights to third parties. Most of the current dispensary and cultivation sites are expected to begin conducting business in 2015 and 2016.

We intend to develop a consistent, predictable and valuable revenue model based upon our knowledge and expertise in the regulation of the marijuana industry and by helping our clients obtain the proper technology and compliance protocols to function efficiently. State laws regarding dispensary, retail and cultivation of marijuana vary. In states where revenue sharing is permissible, our Turn-Key Business Establishment Agreement will provide for a model pursuant to which we receive a percentage of the revenue generated from the business, in lieu of a fixed fee. In states where revenue sharing is not permissible, the agreement will provide for a fee-for-service arrangements on a “cost-plus” basis.

The varying aspects of our involvement which are documented by our Turn-Key Business Establishment Agreement involve the following:

•	Real Estate Acquisition and Leasing. We assist the client by acquiring necessary real estate, either by purchase or lease, for the business premises. We manage the build-out of the location, including acquisition of a Medbox dispensing system for safe and secure dispensing of the marijuana product. Medbox dispensing systems are a unique part of our security and compliance program that we build into the dispensary location. The build out process also entails the purchase and installation of other various tenant improvements in order to meet specific use requirements.

•	Licensing. We arrange for and help procure the necessary state and/or local licenses required to conduct business, including assisting with completion of the application and engaging with local authorities.

•	Management and Operation. Through Medbox Management Services, Inc., we intend to contract with an unaffiliated third-party operator to manage the day-to-day operations of the business and assign to them the right to manage and operate the dispensary on behalf of the business owner in exchange for a percentage of the management fees.

•	Financing. We help the business owner arrange the financing to acquire or lease the real estate and for the build out and acquisition of the Medbox dispensary system, and to cover the cost of obtaining the license and the applicable zoning permits and certifications.

•	Compliance. For an additional fee, we intend to help business managers solve issues they face in the highly regulated marijuana dispensary, cultivation and retail markets. We plan to assist and advise the client in the compliance of applicable state and local laws through periodic audits of the business’s operating procedures vetted against applicable regulations and best practices. Many states and municipalities require documented compliance with state and local regulations and ordinances. We also intend to work with the business owner to professionally manage their cultivation and dispensing facilities, establish operating policies and procedures, and to document adherence to their state’s laws, as required.

The success of our business will depend on states continuing to legalize the use of marijuana for medical purposes and, through applicable state legislation, adopting at the state and local level a corresponding process for licensing alternative medicine clinics that dispense medical marijuana and for licensing cultivation facilities required to grow the plants.

Medbox does not engage in the production, sale, or marketing of any marijuana products dispensed through our Medbox dispensing systems or otherwise. We do not presently and do not intend to acquire licenses to cultivate, process, or dispense marijuana. However, we continue to monitor the liberalization of applicable state laws and may seek licenses in the future.

Corporate History

We were originally incorporated on June 16, 1977 in the State of Nevada as Rabatco, Inc. In May 2000, we changed our name to MindfulEye, Inc. At that time, MindfulEye was in the business of operating self-serve kiosks where consumers could download movies onto a flash drive. Although MindfulEye had continuous operations and non-cash assets, revenues through the operation of the kiosks were minimal. That business has since been discontinued. On November 25, 2011, P. Vincent Mehdizadeh, the founder of MDS and creator of the Medbox dispensing system, purchased 5,421,500 shares of common stock of the Company, after which he owned 50% of the outstanding shares of common stock of the Company. On August 30, 2011, in anticipation of the transaction discussed below, we changed our name to Medbox, Inc.

Pursuant to a Stock Purchase Agreement between Medbox, Inc. and PVM International, Inc. (“PVMI”) dated as of December 31, 2011, pursuant to which two separate closings occurred on January 1, 2012 and December 31, 2012, the Company acquired from PVMI all of the outstanding shares of common stock in (i) MDS, (ii) Medicine Dispensing Systems, Inc. (our Arizona subsidiary), and (iii) Medbox, Inc. (our California subsidiary that is currently inactive), in exchange for two million shares of the Company’s common stock and a $1 million promissory note. The promissory note was repaid in full on April 16, 2013.

PVMI is an entity wholly-owned by P. Vincent Mehdizadeh. It is a separate entity from our subsidiary, MDS.

MDS is a for-profit corporation organized on February 15, 2008, under the laws of the State of California. Mr. Mehdizadeh, MDS’s founder, developed the Medbox.

In August 2012, Mr. Mehdizadeh purchased the remainder of the outstanding shares of the Company in a private transaction and transferred such shares to a holding company named Vincent Chase, Inc., controlled by Mr. Mehdizadeh at that time. As the controlling owner of the Company, Mr. Mehdizadeh replaced the Company’s management with new management. As of the date hereof, Vincent Chase, Inc., remains beneficially owned and controlled by Mr. Mehdizadeh.

Key Legal Entities

Medbox, Inc., a Nevada corporation, operates the business directly and through the utilization of 6 operating subsidiaries, as follows:

•	Prescription Vending Machines, Inc., a California corporation, d/b/a Medicine Dispensing Systems in the State of California (“MDS”), which distributes our Medbox™ product and provides related consulting services described further below.

•	Vaporfection International, Inc., a Florida corporation through which we distribute our medical vaporizing products and accessories.

•	Medbox Property Investments, Inc., a California corporation specializing in real property acquisitions and leases for dispensaries and cultivation centers.

•	MJ Property Investments, Inc., a Washington corporation specializing in real property acquisitions and leases for dispensaries and cultivation centers in the state of Washington.

•	Medbox Management Services, Inc., a California corporation specializing in providing management oversight and compliance services to state-licensed dispensaries for cultivation, dispensing, and marijuana infused products (MIPS).

•	Medicine Dispensing Systems, Inc., an Arizona corporation, which distributes our Medbox dispensing system and provides related consulting services in the State of Arizona.

Sales Channels

We currently advertise via the Internet to entrepreneurs seeking to establish a dispensary or other business. Our advertisements can be found at our web site www.thedispensingsolution.com and in print magazine ads. The information at our web site should not be considered a part of, and is not incorporated by reference into, this Report.

After initial contact is made by a potential client, the Medbox sales team gives an orientation as to the process for licensing, building and operating a dispensary clinic.

Regulatory Requirements for Procurement of Licenses

While we are not required to obtain governmental approval in connection with providing the services we offer or for manufacturing the products we sell, establishing an operating dispensary requires governmental approval, usually at the local and state level. Such approval is obtained through a complex licensing process that is newly adopted by the states in almost all cases, which we monitor on behalf of our clients. The regulatory framework includes a rule-making procedure with a period for public comment. This is traditionally followed by draft rules posted by the department of health for the state or other consumer affairs department charged by the state to facilitate the impending dispensary program. Thereafter, final rules are posted. The entire post legislative process can take six months to one year to fully implement. Licenses are typically granted within three to six months of final rules being adopted and implemented.

Our Products and Services

Acquisition of Vaporfection International, Inc.

On March 22, 2013, we entered into a Securities Purchase Agreement with Vapor Systems International, LLC, to acquire all of the outstanding shares of common stock of Vaporfection International, Inc., a wholly-owned subsidiary of Vapor Systems International, LLC formed in contemplation of the transaction and to which Vapor Systems International, LLC subsequently transferred all its operations and assets in exchange for warrants to purchase shares of Medbox, Inc. common stock, which warrants can be exercised at a later date at the election of Vapor Systems International, LLC. The closing of this acquisition took place on April 1, 2013.

Through our subsidiary Vaporfection International, Inc., we distribute of a line of medical vaporizing products including award-winning Vaporfection vaporizers. Awards won by the Vaporfection vaporizers include the High Times Magazine’s Cannabis Cup, Product of the Year – Best Vaporizer 2011 for the viVape and Best Vaporizer, Kush Expo 2012, for the viVape 2.

Our purchase of Vaporfection International included its inventory of Vaporfection vaporizers. Vaporfection’s patented designs using Vapor Glass™ and Vapor Touch™ technology, feature laboratory grade “glass on glass” heating element, heating chamber airway, and touch screen temperature control provide a directed stream of pure heated air into the herb, which causes it to release its medicinal ingredient into the vapor. This process allows patients to ingest medicine in hospitals, treatment facilities, and even their homes, without disturbing others nearby.

Vaporfection currently has two flagship products, one of which is a handheld portable device called the miVape that has received its first sample production run units in August 2014, with a scheduled launch date in the second quarter of 2015. Vaporfection’s other product is the viVape 2 unit that is a tabletop vaporizing unit.

The Medbox

The Medbox dispensing system is intended for the control and dispensing of medical marijuana, and is a component of the build out services that we provide for dispensaries. The Medbox can also be sold separately, but only in states that have regulatory systems in place to license alternative medicine clinics. We do not market or sell Medboxes in states that have de-criminalized the possession of medical marijuana if they have not put a licensing mechanism in place for clinics. However, in such states, we still assist with procuring licenses and entering to licensing arrangements for the ownership and operation services (as described above) for retail and cultivation locations.

The Medbox dispensing systems are manufactured according to MDS’s patented design. We have contracted with a manufacturer based in Corona, California to manufacture the Medbox. The local manufacturer, AVT, Inc., which is controlled by Shannon Illingworth, one of our non-affiliate stockholders, has subcontracted the building of the physical machines to a manufacturer in Spain. We do not have a contractual relationship with the Spanish manufacturer.

The dispensing systems are shipped from the Spanish sub-contractor to the local manufacturer, which then installs the biometric and card reader equipment as well as the touch-screen interface. Shipping and related costs are undertaken by our Corona, California manufacturer, who also arranges shipping to the U.S. and to the location of the dispensary/purchaser upon our instructions. We make payments on these containers, which vary by contract but range from 10% to 25% of total order value upon placing the order; an additional amount to reach 50% of the total order value deposited when the dispensing system are ready to ship to the United States; and the remainder of the order as each dispensing system is shipped to our directed location.

The raw materials required for our dispensing systems are fungible and readily available from a multitude of sources. We also believe that we would be able to find a replacement or additional manufacturers if our current manufacturer was unable to continue to manufacture our products or keep up with demand.

Installation is completed by the local manufacturer according to MDS specifications. The lead time for ordering a Medbox dispensing system is three weeks (order to arrival of the shipping container). The lead time for installation is usually six business days.

MDS has also developed additional advanced electronic features for its Medbox family of products (security, control, and tracking). Because MDS adds these features upon sale of a dispensing system, an enhanced design can be seamlessly incorporated into the existing hardware inventory without disrupting inventory. This approach further allows MDS to design technological improvements that can easily be retrofitted to existing installed Medbox dispensing systems.

In the first quarter of 2014, the Company introduced an upgraded version of the Medbox, called the “Secure Safe”. The Secure Safe is designed to securely store and dispense marijuana via an attached Point-of-Sale terminal at the control of dispensary operators and includes the following features:

•	Designed to meet or exceed any state or country’s requirements for secure storage and dispensing of marijuana;

•	Re-enforced steel plate structure & steel bolted inner access door;

•	Double walled and insulated sides and top for fire and thermal protection;

•	Inner door secured by multi-point interior locking system;

•	Fully electric operated and controlled locking system;

•	Fully programmable pass codes and fingerprint recognition for multi-level operator access;

•	Intrusion alert feature via SMS or email message after 5 unsuccessful access attempts or upon interior motion sensor activation.

The Company believes, based on market research, that there is no other company that markets an Underwriters Laboratories (or UL) rated Safe that also dispenses medicine at the control of a computer terminal connected to the machine. The Secure Safe utilized a granted patent (Patent Number US 7,844,363 B1, discussed above) and we have filed additional patent applications relating to this product.

A conventional temperature-controlled Medbox Secure Safe machine retails for $50,000. Sales terms with customers are a 50% deposit with order and 50% upon delivery.

Patents, Trademarks and Intellectual Property

The Company has a number of patents and filed patent applications relating to its Medbox technology and its Vaporfection product technology. One such patent is related to the Medbox medicine dispensing system and a second is related to the Seed to Sale technology. An additional 8 issued patents relate to both designs and heating element technology of our vaporizers. We own 6 additional filed patent applications related to the Medbox machine technology and have 3 patent applications related to the vaporizer technology. Finally, the company owns the following registered trademarks for our vaporizer line of products covering the names “miVape”, “vivape” “vaporfection”, “aqua vape”, “vaporsense” and “vaporglass”.

More detailed information regarding our issued patent related to the Medbox dispensary system is as follows.

Patent Number US 7,844,363 B1

Patent Number US 7,844,363 B1, is for a medicine dispensing system that allows for safe and secure access for patients that require medicine, while still giving clinic operators a powerful tool to help with inventory control and medication management. The machine limits abuse and insures that patient data is securely kept onsite, at the pharmacy location, via computer-based application. The patent, which expires in November 2028, is owned by the Company.

The Alternative Medicine Market

We market our services and products to the alternative medicine (medical marijuana) marketplace.

As the development of the alternative medicine market is partially a function of state legislation, there are some states in which we cannot operate, but that we monitor in case they change or adopt favorable marijuana legislation. We are able to target our limited sales and marketing resources to the few new markets that are introduced each year, if any. This way, we can cover the available territories and feature our service offerings in the media during the legislative process prior to the opening of a new market. We believe that this media coverage cultivates brand awareness and a certain level of credibility.

As noted above, we market our service offerings in states that have regulatory systems in place to license alternative medicine clinics. Of these states, we currently consider Arizona, California, Nevada, Illinois, Oregon and Washington to be our primary target market. We provide licensing and application support in states outside of California through phone, email, in-person client meetings when necessary, and also through the use of video-conferencing. While we have contractors located in some of our target market states, most client matters are accomplished remotely.

The Vaporfection Vaporizer Market

Our target market for our vaporizer products is patients who use inhaled medications. We market our vaporizer products to distributors and customers alike through the use of social media, print ads, and online marketing channels. We also market our vaporizer products directly to state licensed dispensaries for sale to their registered patients.

Competition

Competition – Dispensary Retail Location Advisory and Consulting Services

Novus Acquisition & Development

Novus focuses on offering consulting services to the medical marijuana market in states where medical marijuana is legalized. Novus also offers healthcare coverage for marijuana-related products that are not covered by standard healthcare programs.

American Cannabis Company

American Cannabis Company, offers consulting services as well as products, and helps plan for project’s business model, including development of its operations and management practices. It also assists with application for licenses at the local and state level.

AmeriCann, Inc.

AmeriCann develops cannabis cultivation facilities and provides capital for cannabis entrepreneurs in the State of Illinois. It also provides capital of the acquisition of land, working capital and construction for facilities.

United Cannabis Company

UCANN manages and invests in a group that has obtained provisional licenses for cultivation, production and processing of cannabis in Las Vegas, Nevada. UCANN has not yet begun operations, and is working on building a headquarter facility in Nevada. It intends to offer products and services to dispensaries in the Las Vegas market.

Competition – Dispensing Systems

InstyMeds Corporation

Minneapolis, Minnesota

InstyMeds offers the InstyMeds Prescription Medication Dispenser (“PMD”) and InstyMeds Prescription Writer. The PMD is an automated, ATM-style dispenser of acute prescription medications that dispenses directly to patients at the point of care. The system features a touch screen, credit card swipe, and a 24/7 patient assistant phone. According to InstyMeds, as of December 2012, the PMD is sold in 34 states and has safely dispensed over one million medications to patients. InstyMeds sells to conventional medical facilities including hospitals, clinics, surgery centers and urgent care facilities, and markets its system as a way for patients to quickly receive their initial prescription of acute care medications. The Prescription Writer interfaces to the PMD and medication is dispensed. We view this system as competitive with the Medbox in the physician market. To our knowledge, InstyMeds has not pursued the alternative medicine market and, because their product dispenses medicine directly to patients, we believe their technology is not compatible with that market in the manner in which we currently target it, that is, by dispensing through an operator as opposed to directly to patients. The PMD system does not possess biometric verification or a patient database as is proprietary through our patent.

MedBox, LLC

Manchester, Missouri

MedBox, LLC was founded in July 2006 but remains in prototype development stage. The firm’s intended market is pharmacies, physicians, pharmaceutical manufacturers and health insurance companies. Similar to InstyMeds, MedBox, LLC seeks to provide immediate dispensing of prescriptions at the healthcare provider’s facility. A central video monitor allows the patient to connect to and communicate with the pharmacist. To our knowledge, MedBox, LLC has not pursued the alternative medicine market and for reasons similar to that discussed above, we believe their technology is not currently compatible with that market. The system does not possess biometric verification or a patient database as is proprietary through PVMI’s patent that we acquired. Medbox, LLC has no relationship with the Company.

QuigMedsTM

Malvern, Pennsylvania

QuigMedsTM, a division of Qmeds, Inc. and organized in late 2004, offers a vending machine for prescription medications. The system can hold over 700 unit-of-use packages, prints labels and patient information documentation, uses a touch-screen device and operates on a closed, fully secure wireless network. The system is designed for use by physicians and office staff and is not presently designed for direct patient use. The QuigMedsTM system has two components – a dispensing cabinet and a stand-alone touch screen where orders are entered. The firm’s target market appears to be medical practices and, focusing on physician dispensing of prescription medications. To our knowledge, this company has not pursed the alternative medicine market. This product does not possess biometric verification or a patient database as is proprietary through PVMI’s patent that we license for our products.

Dispense Labs

Aliso Viejo, California

Dispense Labs is a company established in 2012 that offers a marijuana vending machine called “Autospense” that is consumer accessed and can operate 24 hours per day. This company’s business model is different from ours in that it caters to dispensaries that need to provide 24-hour direct consumer access to product. Therefore, we do not believe that this company is a threat to our business. According to information previously provided to us by Dispense Labs, the company had one machine operational as of March 2013; we have no way of verifying additional sales of their units.

Competition – Vaporfection Vaporizers

There are a myriad of vaporizing products currently available in the marketplace. We believe our proprietary glass on glass technology and attractive packaging allows for users to experience the cleanest and healthiest vapor in the industry. We plan to focus, beginning in the second quarter of 2015 on the portable vaporizer market through the development of our new product.

Competition in the portable vaporizer markets is led by a product called Pax manufactured by a company called Ploom. A summary list of a representative selection of competitors to our miVape product, based on publicly available information about these products, is below.

Vaporizer Comparison-Portable Models

Brand	Vaporfection	Ploom	Organicix	Organicix	Arizer	Firefly
Model	miVape	PAX	DaVinci Vaporizer	DaVinci Ascent (Pre-Order)	Solo	Firefly

Style	Portable	Portable	Portable	Portable	Portable Diffuser	Portable

Vaporization Method	Convection	Conduction (Oven)	Conduction	Passive Convection	Conduction	Convection - Instant Heat

Materials to Vaporize	Herb, concentrates	Herbs only	Herbs, Oils (with oil tank - optional), Waxes	Herbs, Oils, Waxes	Herbs	Herbs

Heating Element	Quartz heating element	Stainless Steel air chamber	Stainless Steel	Glass lined ceramic, all glass vapor path	Ceramic	Borosilicate Glass Heating Chamber, Element is proprietary Super Alloy

Power Source	Replaceable Litium Ion	Lithium Ion	Lithium-Ion	Lithium-ion	Lithium-Ion	Rechargable/Replaceable Lithium-Ion

Battery Life	TBD	2 hours continuous use	~ 45 min to 1 hour	3 hours +	1-2 hours continuous use	1 Hour or so, 45 min to charge

Heat Up Time	1 minute (to 350 F)	at least 30 seconds (lowest setting)	1 min 30 seconds	~ 55 seconds	15 seconds - 2min 30 seconds	Varies on how long you hold heat button

Temperature Settings	0 - 450 F	Low (370), Medium (390), High (410)	100 - 430 F	up to 430F	Levels 1-7 (122F - 410F)	Max 400 F

Exterior	High Temp Plastic	Anodized Aluminum	High Temp Plastic	Brushed Aluminum Cast with various finishes	Alumninum	Vapor Path: Stainless Steel Plating; Chassis: Aircraft Aluminum; Window: Quartz Crystal

Number of Cycles per charge	~ 7	5	3-5	Unknown	5-7	Varies on use, probably about 10 - 15 inhalations based on reviews

Size	4.175” x 2.3” x 1.1”	4.13” x 1.4” x 7/8”	4” x 2.3” x 1”	4.47” x 2.24” x 1.03”	4.5” x 1.75” x 1.75”	5 3/8” x 2” x 7/8”

Weight	.5 lbs	.8 lbs	.35 lbs	.425 lbs	.52 lbs	.61 lbs

Warranty	3 years	10 years	2 years	2 years	2 year manufacturer, 1 year on battery, lifetime on element	5 year limited warranty

MSRP	~$249	250	199	$249	224	$269.95

Future Goals

While we currently focus on sales in the United States, in December 2013, we entered into an agreement with a Canadian company to sell our Medbox dispensing systems in the Canadian market and to provide the Canadian company consulting services. Our long-range plans include expanding the marketing of our products in Canada, as well as to other countries that legalize marijuana.

Employees and Independent Contractors

As of December 31, 2014, we had five full time employees and we also use the services of three independent contractors. These independent contractors perform the services of sales, business development, and real estate procurement, in addition to project manager duties in various localities outside of California.

Implications of Emerging Growth Company Status

As a company with less than $1 billion in revenue in our last fiscal year, we are defined as an “emerging growth company” under the Jumpstart Our Business Startups (“JOBS”) Act. We will retain “emerging growth company” status until the earliest of:

•	The last day of the fiscal year during which our annual revenues are equal to or exceed $1 billion;

•	The last day of the fiscal year following the fifth anniversary of our first sale of common stock pursuant to a registration statement filed under the Securities Act of 1933, as amended, which we refer to in this document as the Securities Act;

•	The date on which we have issued more than $1 billion in nonconvertible debt in a previous three-year period; or

•	The date on which we qualify as a large accelerated filer under Rule 12b-2 adopted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) (i.e., an issuer with a public float of $700 million that has been filing reports with the U.S. Securities and Exchange Commission (“SEC”) under the Exchange Act for at least 12 months).

As an emerging growth company, we may take advantage of specified reduced disclosure and other requirements that are otherwise applicable generally to SEC reporting companies. For so long as we remain an emerging growth company we will not be required to:

•	have an auditor report on our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Wall Street Reform and Consumer Protection Act of 2002;

•	comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);

•	submit certain executive compensation matters to stockholder non-binding advisory votes;

•	submit for stockholder approval golden parachute payments not previously approved;

•	disclose certain executive compensation related items, as we will be subject to the scaled disclosure requirements of a smaller reporting company with respect to executive compensation disclosure; and

•	present more than two years of audited financial statements and two years of selected financial data in a registration statement for our initial public offering of our securities.

Pursuant to Section 107(b) of the JOBS Act, we have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(2) of The JOBS Act. This election allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result, our financial statements may not be comparable to companies that comply with public company effective dates. Section 107 of the JOBS Act provides that our decision to opt into the extended transition period for complying with new or revised accounting standards is irrevocable.

ITEM 1A.	RISK FACTORS

Investing in our common stock involves a high degree of risk. Current investors and potential investors should consider carefully the risks and uncertainties described below together with all other information contained in this Report before making investment decisions with respect to our common stock. The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described below, any one or more of which could, directly or indirectly, cause the Company’s actual results of operations and financial condition to vary materially from past, or from anticipated future, results of operations and financial condition. If any of the following risks actually occur, our business, financial condition, results of operations and our future growth prospects would be materially and adversely affected. Under these circumstances, the trading price and value of our common stock could decline, resulting in a loss of all or part of your investment. The risks and uncertainties described in this Report are not the only ones facing us. Additional risks and uncertainties of which we are not presently aware, or that we currently consider immaterial, may also affect our business operations.

Past financial performance should not be considered to be a reliable indicator of future performance, and current and potential investors should not use historical trends to anticipate results or trends in future periods.

Risks Related to Our Business

Our continued success is dependent on additional states legalizing medical marijuana and additional localities in California passing legislation to allow dispensaries.

Continued development of the medical marijuana market is dependent upon continued legislative authorization of marijuana at the state level for medical purposes and, in certain states, including California, based on the specifics of the legislation passed in that state, and on local governments authorizing a sufficient number of dispensaries. Any number of factors could slow or halt the progress. Furthermore, progress, while encouraging, is not assured, and the process normally encounters set-backs before achieving success. While there may be ample public support for legislative proposal, key support must be created in the legislative committee or a bill may never advance to a vote. Numerous factors impact the legislative process. Any one of these factors could slow or halt the progress and adoption of marijuana for medical purposes, which would limit the market for our products and negatively impact our business and revenues.

There is no track record for companies pursuing our strategy and if our strategy is unsuccessful, we will not be profitable and our stockholders could lose their investments.

There is no track record for companies pursuing our business strategy, and there is no guarantee that our business strategy will be successful or profitable. If our strategy is unsuccessful, we may fail to meet our objectives and not realize the revenues or profits from the business we pursue, which may cause the value of the Company to decrease, thereby potentially causing our stockholders to lose their investments. The success of our strategy will depend on numerous factors including:

•	the success of dispensary and cultivation operations at locations where we may enter into contracts to oversee the management of the location;

•	our ability to work with suitable business owners to serve each dispensary or cultivation center and our ability to arrange and oversee license applications;

•	our ability to find parties that agree to purchase the real estate for which we enter into purchase agreements, so that we will not be required to purchase the property ourselves or forfeit our earnest money deposits;

•	our ability to find landlords that charge reasonable rent for each property used for the submission of a license application; and

•	our ability to obtain adequate financing to market and produce our portable vaporizer products;

We may not succeed in entering into management rights agreements with licensees, or finding suitable parties to whom to assign such management rights.

We enter into real estate purchase agreement contracts and arrange for business owners to apply for a license for a marijuana retail, dispensary or cultivation center at such location. Prior to or following the entity’s receipt of the license, we then seek to enter into a management rights agreement for such location with such entity, pursuant to which the entity grants us the exclusive, assignable right and obligation to manage the operations for such location in exchange for a percentage of the income generated by such operations. Under such an arrangement, we do not seek to manage such operations ourselves, but assign our rights under the management rights agreement to an unaffiliated party, in exchange for upfront and monthly fees, and enter into additional contracts with such parties for the management oversight of such individual licensed dispensary, retail, or cultivation centers in exchange for additional compensation. We do not have any formal contractual relationship or control over the dispensaries or cultivation centers that we assist in obtaining licenses, and there is no assurance these entities will grant us exclusive management rights for the centers. Further, there is no assurance we will be able to find suitable parties to whom to assign such management rights. If we fail to enter into management rights agreements, or to assign such management rights as planned, our business will suffer.

The alternative medicine industry faces strong opposition.

It is believed by many that well-funded, significant businesses may have a strong economic opposition to the medical marijuana industry as currently formed. We believe that the pharmaceutical industry clearly does not want to cede control of any compound that could become a strong selling drug. For example, medical marijuana will likely adversely impact the existing market for Marinol, the current “marijuana pill” sold by mainstream pharmaceutical companies. Furthermore, the medical marijuana industry could face a material threat from the pharmaceutical industry should marijuana displace other drugs or simply encroach upon the pharmaceutical industry’s market share for compounds such as marijuana and its component parts. The pharmaceutical industry is well funded with a strong and experienced lobby that eclipses the funding of the medical marijuana movement. Any inroads the pharmaceutical industry makes in halting or rolling back the medical marijuana movement could have a detrimental impact on the market for our products and thus on our business, operations and financial condition.

Marijuana remains illegal under federal law.

Marijuana remains illegal under federal law. It is a schedule-I controlled substance. Even in those jurisdictions in which the use of medical marijuana has been legalized at the state level, its prescription is a violation of federal law. The United States Supreme Court has ruled in United States v. Oakland Cannabis Buyers’ Coop. and Gonzales v. Raich that it is the federal government that has the right to regulate and criminalize cannabis, even for medical purposes. Therefore, federal law criminalizing the use of marijuana preempts state laws that legalize its use for medicinal purposes. Presently, despite federal law, many states are maintaining existing laws and passing new ones in this area. This may be because the Obama Administration has made a policy decision to allow states to implement these laws and not prosecute anyone operating in accordance with applicable state law.

Regardless of the Obama Administration’s policy decision, the federal government may at any time choose to enforce the federal law, and, in the past, it has investigated medical marijuana businesses in the various states in which we do business. Moreover, we face another presidential election cycle in 2016, and a new administration could introduce a less favorable policy. A change in the federal attitude towards enforcement could cripple the industry.

Although we do not market, sell, or produce marijuana or marijuana related products, there is a risk that we could be deemed to facilitate the selling or distribution of marijuana in violation of the federal Controlled Substances Act, or be deemed to be aiding or abetting, or being an accessory to, a violation of the Controlled Substances Act. Additionally, even if the Federal government does not prove a violation of the Controlled Substances Act, the federal government may seize, through civil asset forfeiture proceedings, certain Company assets, such as equipment, real estate, moneys and proceeds if the government can prove a substantial connection between these assets and marijuana distribution or cultivation.

Adverse actions taken by the federal government may lead to delays on our business operations, disruptions to our revenue streams, losses of substantial assets, and substantial litigation expenses. Furthermore, the medical marijuana industry is our primary target market, and if this industry were unable to operate, we would lose the majority of our potential clients, which would have a negative impact on our business, operations and financial condition.

We and people and businesses that we do business with may have difficulty accessing the service of banks, which may make it difficult for them to purchase our products and services.

As discussed above, the use of marijuana is illegal under federal law. Therefore, there is a compelling argument that banks cannot accept for deposit funds from the drug trade and therefore cannot do business with our clients that traffic in marijuana, and clinic operators often have trouble finding a bank willing to accept their business. On February 14, 2014, the U.S. Department of the Treasury Financial Crimes Enforcement Network (“FinCEN”) released guidance to banks “clarifying Bank

Secrecy Act (“BSA”) expectations for financial institutions seeking to provide services to marijuana-related businesses.” In addition, U.S. Rep. Jared Polis (D-CO) has stated he will seek an amendment to banking regulations and laws in order to allow banks to transact business with state-authorized medical marijuana businesses. While these are positive developments, there can be no assurance this legislation will be successful, or that, even with the FinCEN guidance, banks will decide to do business with medical marijuana retailers, or that, in the absence of actual legislation, state and federal banking regulators will not strictly enforce current prohibitions on banks handling funds generated from an activity that is illegal under federal law. The inability of potential clients in our target markets to open accounts and otherwise use the services of banks may make it difficult for such potential clients to purchase our products and services and could materially harm our business.

We may have difficulty accessing bankruptcy courts.

As discussed above, the use of marijuana is illegal under federal law. Therefore, there is a compelling argument that the federal bankruptcy courts cannot provide relief for parties who engage in the marijuana or marijuana-related businesses. Recent bankruptcy rulings have denied bankruptcies for dispensaries upon the justification that businesses cannot violate federal law and then claim the benefits of federal bankruptcy for the same activity and upon the justification that courts cannot ask a bankruptcy trustee to take possession of, and distribute marijuana assets as such action would violate the Controlled Substances Act. Therefore, we may not be able to seek the protection of the bankruptcy courts and this could materially affect our business or our ability to obtain credit.

State and municipal governments in which we do business or seek to do business may have, or may adopt laws that adversely affect our ability to do business.

While the federal government has the right to regulate and criminalize marijuana, which it has in fact done, state and municipal governments may adopt additional laws and regulations that further criminalize or negatively affect marijuana businesses. States that currently have laws that decriminalize or legalize certain aspects of marijuana, such as medical marijuana, could in the future, reverse course and adopt new laws that further criminalize or negatively affect marijuana businesses. Additionally, municipal governments in these states may have laws that adversely affect marijuana businesses, even though there are no such laws at the state level. For example, municipal governments may have zoning laws that restrict where marijuana operations can be located and the manner and size of which they can expand and operate. These municipal laws, like the federal laws, may adversely affect our ability to do business, and adverse enforcement actions under these laws may lead to costly litigation and a closure of our businesses with which we have contracts or royalty-fee structures in place, in turn, affecting our own business. Moreover, if additional states do not adopt laws that legalize certain aspects of the marijuana industry, we may not be able to expand our business in the manner in which we prefer.

Also, given the complexity and rapid change of the federal, state and local laws pertaining to marijuana, the Company may incur substantial legal costs associated with complying with these laws and in acquiring the necessary state and local licenses required by our business endeavors. For example, some states permit entities to enter into joint venture relationships with individual license holders that provide for revenue sharing arrangements. In other states, revenue sharing is not permitted, and we accept fixed fees for our services. State and municipal governments may also limit the number of specialized licenses available or apply stringent compliance requirements necessary to maintain the license. These developments may limit our ability to expand our negatively affect our business model.

We have a limited operating history and operate in a new industry, and we may not succeed.

We have a limited operating history and may not succeed. We are subject to all risks inherent in a developing business enterprise. Our likelihood of continued success must be considered in light of the problems, expenses, difficulties, complications, and delays frequently encountered in connection with manufacturing specialty products and the competitive and regulatory environment in which we operate. For example, the medical marijuana industry is a new industry that, as a whole, may not succeed, particularly if the Federal government changes course and decides to prosecute those dealing in medical marijuana under Federal law. If that happens, there may not be an adequate market for our products. As a new industry, there are not established players on whose business models we can follow or build upon. Similarly, there is limited information about comparable companies available for potential investors to review in making a decision about whether to invest in Medbox. Furthermore, as the medical marijuana industry is a new market, it is ripe for technological advancements that could limit or eliminate the need for our products.

You should further consider, among other factors, our prospects for success in light of the risks and uncertainties encountered by companies that, like us, are in their early stages. For example, unanticipated expenses, problems, and technical difficulties may occur and they may result in material delays in the operation of our business, in particular with respect to our new products. We may not be able to successfully address these risks and uncertainties or successfully implement our operating strategies. If we fail to do so, such failure could materially harm our business to the point of having to cease operations and could impair the value of our common stock to the point investors may lose their entire investment.

We will require additional capital to finance our operations in the future, but that capital may not be available when it is needed and could be dilutive to existing stockholders.

We will require additional capital for future operations. We plan to finance anticipated ongoing expenses and capital requirements with funds generated from the following sources:

•	cash provided by operating activities;

•	available cash and cash investments; and

•	capital raised through debt and equity offerings.

Current conditions in the capital markets are such that traditional sources of capital may not be available to us when needed or may be available only on unfavorable terms. Our ability to raise additional capital will depend on conditions in the capital markets, economic conditions and a number of other factors, many of which are outside our control, and on our financial performance. Accordingly, we cannot assure you that we will be able to successfully raise additional capital at all or on terms that are acceptable to us. If we cannot raise additional capital when needed, it may have a material adverse effect on our liquidity, financial condition, results of operations and prospects. Furthermore, if we raise capital by issuing stock, the holdings of our existing stockholders will be diluted and the market price of our common stock could decline.

If we raise capital by issuing debt securities, such debt securities would rank senior to our common stock upon our bankruptcy or liquidation. If we raise capital by issuing equity securities, they may be senior to our common stock for the purposes of dividend and liquidating distributions, which may adversely affect the market price of our common stock. Finally, upon dissolution or liquidation, holders of our debt securities and shares of preferred stock and lenders with respect to other borrowings will receive a distribution of our available assets prior to the holders of our common stock.

We may incur substantial costs as a result of our agreement to purchase stock of MedVend, Inc.

In March 2013, we entered into a Membership Interest Purchase Agreement with the holders (the “MedVend Sellers”) of 94.8% of the equity interests in MedVend Holdings, LLC, the holding company for MedVend, LLC (“MedVend”), a bio-tech company that features a patented automated medicine dispensing machine used for traditional prescription pharmaceutical dispensing, and several related entities. Pursuant to the agreement, we agreed to acquire 50% of the equity interests in MedVend Holdings in exchange for $4.1 million to be paid $300,000 in cash at closing and $3.8 million to be paid in either cash or our common stock on the 10th business day after the one-year anniversary of the closing. As noted below, we were subsequently served with a complaint alleging that the Sellers did not have authority to enter into the transaction with us because the consent of the minority stockholders was required. We are in litigation with the MedVend Sellers to rescind the Membership Interest Purchase Agreement. If we are unable to rescind this agreement, we will owe the $300,000 in cash and $3.8 million in cash or shares of our common stock to the Sellers.

Our financial statements may not be comparable to those of other companies.

Pursuant to Section 107(b) of the JOBS Act, we have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(2) of The JOBS Act. This election allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result, our financial statements may not be comparable to companies that comply with public company effective dates, and our stockholders and potential investors may have difficulty in analyzing our operating results if comparing us to such companies.

The success of our new and existing products and services is uncertain.

We have committed, and expect to continue to commit, significant resources and capital to develop and market existing product and service enhancements and new products and services. These products and services are relatively untested, and we cannot assure you that we will achieve market acceptance for these products and services, or other new products and services that we may offer in the future. Moreover, these and other new products and services may be subject to significant competition with offerings by new and existing competitors in the business of dispensing regulated pharmaceutical products. In addition, new products, services and enhancements may pose a variety of technical challenges and require us to attract additional qualified employees. The failure to successfully develop and market these new products, services or enhancements or to hire qualified employees could seriously harm our business, financial condition and results of operations.

Our business is dependent upon continued market acceptance by consumers.

We are substantially dependent on continued market acceptance of our Medbox machines and our vaporizer products by consumers. Although we believe that the use of dispensing machines and vaporizers in the United States is gaining better consumer acceptance, we cannot predict the future growth rate and size of this market.

If we are able to expand our operations, we may be unable to successfully manage our future growth.

If we are able to expand our operations in the United States and in other countries where we believe our products will be successful, as planned, we may experience periods of rapid growth, which will require additional resources. Any such growth could place increased strain on our management, operational, financial and other resources, and we will need to train, motivate, and manage employees, as well as attract management, sales, finance and accounting, international, technical, and other professionals. In addition, we will need to expand the scope of our infrastructure and our physical resources. Any failure to expand these areas and implement appropriate procedures and controls in an efficient manner and at a pace consistent with our business objectives could have a material adverse effect on our business and results of operations.

Our business may expose us to product liability claims for damages resulting from the design or manufacture of our products. Product liability claims, whether or not we are ultimately held liable for them, could have a material adverse effect on our business and results of operations.

We may be subject to product liability claims if any of our products are alleged to be defective or cause harmful effects. Product liability claims or other claims related to our products, regardless of their outcome, could require us to spend significant time and money in litigation, divert management time and attention, require us to pay significant damages, harm our reputation or hinder acceptance of our products. Any successful product liability claim may prevent us from obtaining adequate product liability insurance in the future on commercially desirable or reasonable terms. An inability to obtain sufficient insurance coverage at an acceptable cost or otherwise to protect against potential product liability claims could prevent or inhibit the commercialization of our products.

Our prior operating results may not be indicative of our future results.

You should not consider prior operating results with respect to revenues, net income or any other measure to be indicative of our future operating results. We are presently transitioning to a new business model. The timing and amount of future revenues will depend almost entirely the success of our new model and our ability to services to new customers. Our future operating results will depend upon many other factors, including:

•	state and local regulation,

•	our ability to successfully implement our new business model, including developing properties and selling management rights associated with monitoring security and compliance attributes for such properties,

•	our success in expanding our business network and managing our growth,

•	our ability to develop and market product enhancements and new products,

•	the timing of product enhancements, activities of and acquisitions by competitors,

•	the ability to hire additional qualified employees, and

•	the timing of such hiring and our ability to control costs.

The restatement of the financial information in our Form 10 Registration Statement and Quarterly Reports on Form 10-Q for the first three quarters of 2014 and related investigations are and will continue to be time consuming and expensive and have had, and could continue to have, a material adverse effect on our financial condition, results of operations or cash flows.

We devoted substantial resources to the completion of the restatement of Financial Statements in our Form 10 Registration Statement and Quarterly Reports on Form 10-Q for the first three quarters of 2014 (the “Restatements”) and to compliance with the SEC’s investigation our financial reporting and revenue recognition methodologies as well as internal control failures that precipitated the Restatements. As a result of these efforts, we have incurred significant fees and expenses, primarily for additional audit, financial, legal and related costs for the Restatements. We expect to continue to incur additional fees and expenses in connection with complying with the SEC’s investigation, applicable SEC reporting requirements, and the operation of some of our processes and internal controls. These costs, as well as the substantial management time devoted to address these issues, has had, and could continue to have, a material adverse effect on our financial condition, results of operations or cash flows.

We are the subject of litigation relating to the Restatements and the SEC investigation, which could adversely affect our business, results of operations or cash flows.

As previously reported, the Company is presently the subject of a non-public investigation by the SEC related to the Company’s revenue recognition methodologies that led to the Restatements.

The Company is presently subject to litigation, described under the heading “Legal Proceedings” in this Report, and in the future could be subject to other proceedings or actions arising in relation to the Restatements or the SEC investigation or related matters. This litigation and any other regulatory proceedings or actions may be time consuming, expensive and distracting from the conduct of our business. In the event that there is an adverse ruling in any legal or regulatory proceeding or action, we may be required to make payments to third parties that could have a material adverse effect on our business, financial condition, results of operations or cash flows. Furthermore, regardless of the merits of any claim, legal proceedings may result in substantial legal expense and also result in the diversion of time and attention by our management.

Our insurance coverage may not cover any costs and expenses related to this or any future litigation. In addition, we have paid and continue to pay legal counsel fees incurred by our present and former directors, officers and employees who are involved with the SEC inquiry, the Restatements, and the related review by the Board of Directors. Furthermore, Restatements and the SEC investigations and related litigation could impair our reputation, could cause our customers and partners to lose confidence in us, and could make it more difficult to attract new customers and entities to enter into real estate purchase agreements with or to act as assignees of management rights agreements, allowing us to operate our business or to retain qualified individuals to serve on the board of directors or as executive officers.

Our lack of adequate D&O insurance may also make it difficult for us to retain and attract talented and skilled directors and officers.

We are and may in the future be subject to additional litigation, including potential class action and stockholder derivative actions. Risks associated with legal liability are difficult to assess and quantify, and their existence and magnitude can remain unknown for significant periods of time. Although we have obtained directors and officers liability (“D&O”) insurance to cover such risk exposure for our directors and officers, the amount of D&O insurance we have obtained is lower than customary for public companies. Such insurance generally pays the expenses (including amounts paid to plaintiffs, fines, and expenses including attorneys’ fees) of officers and directors who are the subject of a lawsuit as a result of their service to the Company. The amount of D&O insurance we have obtained may not be adequate to cover such expenses should such a lawsuit occur, and our deductibles are higher than we may be able to pay. While neither Nevada law nor our Articles of Incorporation or bylaws require us to indemnify or advance expenses to our officers and directors involved in such a legal action, we have entered into an indemnification agreement with our Chief Executive Officer, Chief Financial Officer and independent directors and intend to enter into similar agreements with other officers and directors in the future. Without adequate D&O insurance, the amounts we would pay to indemnify our officers and directors should they be subject to legal action based on their service to the Company could have a material adverse effect on our financial condition, results of operations and liquidity. Furthermore, our lack of adequate D&O insurance may make it difficult for us to retain and attract talented and skilled directors and officers, which could adversely affect our business.

If we are unable to maintain effective internal control over our financial reporting, the reputational effects could materially adversely affect our business.

Under the provisions of Section 404(a) of the Sarbanes-Oxley Act of 2002, as amended by the Dodd Frank Wall Street Reform and Consumer Protection Act of 2010, the SEC adopted rules requiring public companies to perform an evaluation of Internal Control over Financial Reporting (Internal Controls) and to report on our evaluation in our Annual Report on Form 10-K. Our Internal Controls constitute a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. However, as discussed in greater detail in Item 9A of this Form 10-K, the Company identified a material weakness in its Internal Controls resulting in restatement of its consolidated financial statements. If our remediation of such reported material weakness is ineffective, or if in the future we are unable to maintain effective Internal Controls, additional resulting material restatements could occur, regulatory actions could be taken, and a resulting loss of investor confidence in the reliability of our financial statements could materially adversely affect the value of our common stock. We may be required to expend substantial funds and resources in order to rectify any deficiencies in our Internal Controls. Further, if lenders lose confidence in the reliability of our financial statements it could have a material adverse effect on our ability to fund our operations.

The integration of the Vaporfection acquisition may be more costly and time consuming than we initially expected and the acquired product line may not be able to be sold at sufficient gross margin and volume levels in order to support the operations or justify the recorded values for intangible assets or goodwill.

The acquisition of Vaporfection International, Inc. in April 2013 included a requirement that we invest approximately $1,600,000 over time for various past obligations and future operations. Among the assets we acquired were an existing product line and a developmental product. With the popularity of vaporizer products increasing, many competitors have entered the market, some of whom are very well capitalized. In addition, the market leader has significant early advantages over our product and we expect to have to significantly reduce our production costs for our products to be competitive in the market. Furthermore, significant advertising is needed to generate demand for the products in an overcrowded vaporizer environment. With the existing cost structure of the acquired product and the high cost of entering the market, we may not be able to generate sufficient gross product margin on sales to support the operations of this subsidiary.

We may be unable to adequately protect or enforce our patents and proprietary rights.

Our continuing success depends, in part, on our ability to protect our intellectual property and maintain the proprietary nature of our technology through a combination of patents, licenses and other intellectual property arrangements, without infringing the proprietary rights of third parties. We cannot assure you that these patents will be held valid if challenged, or that other parties will not claim rights in or ownership of our patent and other proprietary rights. We also cannot assure you that our pending patents will be issued. Moreover, patents issued to us or those we license patents from may be circumvented or fail to provide adequate protection.

We depend upon key personnel, the loss of which could seriously harm our business.

Our operating performance is substantially dependent on the continued services of our executive officers and key employees, in particular, Guy Marsala, our Chief Executive Officer, and C. Douglas Mitchell, our Chief Financial Officer. The unexpected loss of the services of Mr. Marsala, or Mr. Mitchell could have a material adverse effect on our business, operations, financial condition and operating results, as well as the value of our common stock.

Various herbal drugs dispensed by our products are subject to numerous governmental regulations and it can be costly to comply with these regulations and to develop compliant products and processes.

Various herbal medicines dispensed by our products are subject to rigorous regulation by the U.S. Food and Drug Administration, and numerous international, supranational, federal, and state authorities. The process of obtaining regulatory approvals to market a drug or medical device can be costly and time-consuming, and approvals might not be granted for future products, or additional indications or uses of existing products, on a timely basis, if at all. Delays in the receipt of, or failure to obtain approvals for, future products, or new indications and uses, could result in delayed realization of product revenues, reduction in revenues, and in substantial additional costs. In addition, no assurance can be given that we will remain in compliance with applicable FDA and other regulatory requirements once clearance or approval has been obtained for a product. These requirements include, among other things, regulations regarding manufacturing practices, product labeling, and advertising.

Laws and regulations affecting the medical marijuana industry are constantly changing, which could detrimentally affect our business, and we cannot predict the impact that future regulations may have on us.

Local, state and federal medical marijuana laws and regulations are broad in scope and they are subject to evolving interpretations, which could require us to incur substantial costs associated with compliance or to alter one or more of our sales or marketing practices. In addition, violations of these laws, or allegations of such violations, could disrupt our business and result in a material adverse effect on our revenues, profitability, and financial condition.

In addition, it is possible that regulations may be enacted in the future that will be directly applicable to Medbox and our products. We cannot predict the nature of any future laws, regulations, interpretations or applications, nor can we determine what effect additional governmental regulations or administrative policies and procedures, when and if promulgated, could have on our business. These potential effects could include, however, requirements for the revisions to our products to meet new standards, the recall or discontinuance of certain products, or additional record keeping and reporting requirements. Any or all of these requirements could have a material adverse effect on our business, financial condition, and results of operations.

Risks Related to the Company’s Common Stock

Our stock price has been extremely volatile.

The market price of our common stock as has been extremely volatile and could be subject to further significant fluctuations due to changes in sentiment in the market regarding our operations or business prospects, among other factors.

Among the factors that could affect our stock price are:

•	our announcements regarding our Restatements and the status of the ongoing SEC investigation and related stockholder litigation;

•	industry trends and the business success of our vendors;

•	actual or anticipated fluctuations in our quarterly financial and operating results and operating results that vary from the expectations of our management or of securities analysts and investors;

•	our failure to meet the expectations of the investment community and changes in investment community

•	recommendations or estimates of our future operating results;

•	announcements of strategic developments, acquisitions, dispositions, financings, product developments and other materials events by us or our competitors;

•	regulatory and legislative developments;

•	litigation;

•	general market conditions;

•	other domestic and international macroeconomic factors unrelated to our performance; and

•	additions or departures of key personnel.

Because our common stock is not listed on any national securities exchange, investors may find it difficult to buy and sell our shares.

Our common stock is not listed on any national securities exchange. Accordingly, investors may find it more difficult to buy and sell our shares than if our common stock was traded on an exchange. Although our common stock is traded on the OTCQB, it is an unorganized, inter-dealer, over-the-counter market which provides significantly less liquidity than the NASDAQ Capital Market or other national securities exchanges. These factors may have an adverse impact on the trading and price of our common stock.

Sales by our stockholders of a substantial number of shares of our common stock in the public market could adversely affect the market price of our common stock.

A substantial portion of our total outstanding shares of common stock may be sold into the market under Rule 144 promulgated under the Securities Act. Such sales could cause the market price of our common stock to drop, even if our business is doing well. Such sales may include sales by officers and directors of the Company, who have entered into pre-arranged stock trading plans to sell shares of the Company’s common stock beneficially owned by them, established under Rule 10b-5-1 of the Securities Exchange Act of 1934, as amended.

Furthermore, the market price of our common stock could decline as a result of the perception that such sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and price that we deem appropriate.

Beneficial ownership of our common stock is highly concentrated.

As of December 31, 2014, our officers, directors and principal stockholders (those holding 5% or more of outstanding shares) beneficially own approximately 85% of our outstanding common stock, including approximately 62% of our outstanding shares which are beneficially owned by Vincent Mehdizadeh, our largest stockholder. As a result, management and our principal stockholders have the ability to control substantially all matters submitted to our stockholders for approval including:

a)	election of our Board of Directors;

b)	removal of any of our directors;

c)	amendment of our Articles of Incorporation or bylaws; and

d)	adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us.

In addition, the concentration of our stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

Our preferred stock may have rights senior to those of our common stock which could adversely affect holders of common stock.

Our Articles of Incorporation give our Board of Directors the authority to issue additional series of preferred stock without a vote or action by our stockholders. The Board also has the authority to determine the terms of preferred stock, including price, preferences and voting rights. The rights granted to holders of preferred stock in the future may adversely affect the rights of holders of our common stock. Any such authorized class of preferred stock may have a liquidation preference – a pre-set distribution in the event of a liquidation – that would reduce the amount available for distribution to holders of common stock or superior dividend rights that would reduce the amount of dividends that could be distributed to common stockholders. In addition, an authorized class of preferred stock may have voting rights that are superior to the voting right of the holders of our common stock. For a description of the voting and conversion rights relating to the Company’s 3,000,000 shares of Series A Preferred Stock presently outstanding see the Note 17 to our consolidated financial statements for the year ended December 31, 2014 in Item 8 of this Report.

We are an emerging growth company and, as a result of the reduced disclosure and governance requirements applicable to emerging growth companies, our common stock may be less attractive to investors.

We are an emerging growth company, as defined in the JOBS Act, and we are eligible to take advantage of certain exemptions from various reporting requirements applicable to other public companies, but not to emerging growth companies, including, but not limited to, a requirement to present only two years of audited financial statements, an exemption from the auditor attestation requirement of Section 404 of the Sarbanes-Oxley Act, reduced disclosure about executive compensation arrangements pursuant to the rules applicable to smaller reporting companies and no requirement to seek non-binding advisory votes on executive compensation or golden parachute arrangements. We have elected to adopt these reduced disclosure requirements. We cannot predict if investors will find our common stock less attractive as a result of our taking advantage of these exemptions. If some investors find our common stock less attractive as a result of our choices, there may be a less active trading market for our common stock and our stock price may be more volatile.

We do not expect to pay any cash dividends in the foreseeable future.

We intend to retain our future earnings, if any, in order to reinvest in the development and growth of our business and, therefore, do not intend to pay cash dividends on our common stock for the foreseeable future. Any future determination to pay dividends will be at the discretion of our Board of Directors and will depend on our financial condition, results of operations, capital requirements, and such other factors as our Board of Directors deems relevant. Accordingly, investors may need to sell their shares of our common stock to realize a return on their investment, and they may not be able to sell such shares at or above the price paid for them.

We can sell additional shares of common stock without consulting stockholders and without offering shares to existing stockholders, which would result in dilution of existing stockholders’ interests in Medbox and could depress our stock price.

Our Articles of Incorporation authorize 100,000,000 shares of common stock, of which 30,727,185 shares of common stock are issued and outstanding as of March 16, 2015, and 10,000,000 shares of preferred stock, of which 3,000,000 shares are outstanding as of March 16, 2015, and our Board of Directors is authorized to issue additional shares of our common stock and preferred stock, including up to 2,000,000 shares of common stock authorized under our 2014 Equity Incentive Plan. Although our Board of Directors intends to utilize its reasonable business judgment to fulfill its fiduciary obligations to our then existing stockholders in connection with any future issuance of our capital stock, the future issuance of additional shares of our common stock or preferred stock convertible into common stock would cause immediate, and potentially substantial, dilution to our existing stockholders, which could also have a material effect on the market value of the shares.

ITEM 2.	PROPERTIES

At present, we do not own any real property other than a 2,400 foot space at 17905 Highway 536, Mount Vernon, WA 98273. We currently lease office space at 8439 West Sunset Blvd., Suite 100 & 101, West Hollywood, CA 90069 (4,000 square foot office).

ITEM 3.	LEGAL PROCEEDINGS

On May 22, 2013, Medbox initiated litigation in the United States District Court in the District of Arizona against three shareholders of MedVend Holdings LLC (“Medvend”) in connection with a contemplated transaction that Medbox entered into for the purchase of an approximate 50% ownership stake in Medvend for $4.1 million. The lawsuit alleges fraud and related claims arising out of the contemplated transaction during the quarter ended March 31, 2013. The litigation is pending and Medbox has sought cancellation due to a fraudulent sale of the stock because the selling shareholders lacked the power or authority to sell their ownership stake in MedVend, and their actions were a breach of representations made by them in the agreement. On November 19, 2013 the litigation was transferred to United States District Court for the Eastern District of Michigan. MedVend recently joined the suit pursuant to a consolidation order executed by a new judge assigned to the matter. In the litigation, the selling shareholder defendants seek alternatively to have the transaction performed, or to have it unwound and seek damages and allege breach of the agreement by Medbox and that $600,000 wrongfully retained by the Company. Medbox has denied liability with respect to any and all such counterclaims. A new litigation schedule was recently issued setting trial for September 2015. On June 5, 2014, the Company entered into a purchase and sale agreement (the “Medvend PSA”) with PVM International, Inc. (“PVMI”) concerning this matter. Pursuant to the Medvend PSA, the Company sold to PVMI the Company’s rights and claims attributable to or controlled by the Company against those three certain stockholders of Medvend, known as Kaplan, Tartaglia and Kovan (the “Medvend Rights and Claims”), in exchange for the return by PVMI to the Company of 30,000 shares of the Company’s common stock. PVMI is owned by Vincent Mehdizadeh, the Company’s largest stockholder. The Company will have the right, under the Medvend PSA, to purchase from PVMI, at any time, the Medvend Rights and Claims, for the consideration provided by PVMI, plus the sum of any of PVMI’s reasonable expenditures incurred in pursuit of the Medvend Rights and Claims. The court has not yet ruled on the substitution of PVMI as plaintiff in this matter. If necessary, the Company plans to vigorously defend against this matter. The case is in the discovery stage, and, at this time, the Company cannot determine whether the likelihood of an unfavorable outcome of the dispute is probable or remote, nor can they reasonably estimate a range of potential loss, should the outcome be unfavorable.

On or about September 17, 2014, some but not all of the holders of certain warrants for the Company’s common stock issued in connection with the Company’s 2013 purchase of Vaporfection International, Inc. filed suit against the Company in Circuit Court in Palm Beach County, Florida. There was a dispute as to the adjustment of the exercise price, and the suit was resolved in a settlement agreement dated December 29, 2014, which maintained the anti-dilution adjustment as well as an additional 50,000 warrants being issued to certain of the former VII shareholders. The additional warrants were valued at approximately $280,000. As of December 31, 2014, 252,812 of the warrants were exercised by the former owners of VII.

On February 20, 2015 Michael A. Glinter, derivatively and on behalf of nominal defendant Medbox, Inc. the Board of Directors and certain executive officers (Pejman Medizadeh, Matthew Feinstein, Bruce Bedrick, Thomas Iwanskai, Guy Marsala, J. Mitchell Lowe, Ned Siegel, Jennifer Love, and C. Douglas Mitchell) filed a suit in the Superior Court of the State of California for the County of Los Angeles. The Company has not yet been served this with this complaint. The suit alleges breach of fiduciary duties and abuse of control by the defendants. Relief is sought awarding damages resulting from breach of fiduciary duty and to direct the Company and the defendants to take all necessary actions to reform and improve its corporate governance and internal procedures to comply with applicable law. The Company intends to vigorously defend against this suit. Due to the early stages of this suit the Company is unable to determine whether the likelihood of an unfavorable outcome of the dispute is probable or remote, nor can it reasonably estimate a range of potential loss, should the outcome be unfavorable.

On January 21, 2015 Josh Crystal and on behalf of all others similarly situated against Medbox, Inc., and certain past and present members of the Board of Directors (Pejman Medizadeh, Bruce Bedrick, Thomas Iwanskai, Guy Marsala, and Douglas Mitchell) filed a class action lawsuit in the U.S. District Court for Central District of California. The suit alleges that the Company issued materially false and misleading statements regarding its financial results for the fiscal year ended December 31, 2013 and each of the interim financial periods that year. The plaintiff seeks relief of compensatory damages and reasonable costs and expenses or all damages sustained as a result of the wrongdoing. On February 12, 2015, the Court issued an Order Extending Time to Respond to Complaint until such time “any related actions are consolidated, a lead plaintiff and lead counsel are appointed by the Court, lead plaintiff serves an operative complaint,” and other events. The Company intends to vigorously defend against these suits. Due to the early stages of the suits the Company in unable to determine whether the likelihood of an unfavorable outcome of the dispute is probable or remote, nor can they reasonably estimate a range of potential loss, should the outcome be unfavorable.

On January 18, 2015, Ervin Gutierrez filed a class action lawsuit in the U.S. District Court for the Central District of California. The Company has not yet been served with this complaint. The suit alleges violations of federal securities laws through public announcements and filings that were materially false and misleading when made because they misrepresented and failed to disclose that the Company was recognizing revenue in a manner that violated US Generally Accepted Auditing Principles (GAAP). The plaintiff seeks relief for compensatory damages and reasonable costs and expenses or all damages sustained as a result of the wrongdoing. The Company intends to vigorously defend against this suit. Due to the early stages of the suit the Company is unable to determine whether the likelihood of an unfavorable outcome of the dispute is probable or remote, nor can it reasonably estimate a range of potential loss, should the outcome be unfavorable.

On January 29, 2015, Matthew Donnino filed a class action lawsuit in the U.S. District Court for Central District of California. The Company has not yet been served with this compliant. The suit alleges that the Company issued materially false and misleading statements regarding its financial results for the fiscal year ended December 31, 2013 and each of the interim financial periods that year. The plaintiff seeks relief for compensatory damages and reasonable costs and expenses or all damages sustained as a result of the wrongdoing. The Company intends to vigorously defend against this suit. Due to the early stages of the suit the Company is unable to determine whether the likelihood of an unfavorable outcome of the dispute is probable or remote, nor can it reasonably estimate a range of potential loss, should the outcome be unfavorable.

On February 12, 2015, Jennifer Scheffer, derivatively on behalf of Medbox, Guy Marsala, Ned Siegel, Mitchell Lowe and Douglas Mitchell filed a lawsuit in the Eighth Judicial District Court of Nevada seeking damages for breaches of fiduciary duty regarding the issuance and dissemination of false and misleading statements and regarding allegedly improper and unfair related party transactions, unjust enrichment and waste of corporate assets. The Company has not yet been served with this complaint. The Company intends to vigorously defend against this suit. Due to the early stages of the suit the Company is unable to determine whether the likelihood of an unfavorable outcome of the dispute is probable or remote, nor can it reasonably estimate a range of potential loss, should the outcome be unfavorable.

On December 26, 2014, Medicine Dispensing Systems, a wholly-owned subsidiary of Medbox, filed a suit against Kind Meds, Inc. to collect fees of $600,000 arising under a contract to establish a dispensary. Kind Meds, Inc. filed a cross complaint against Medicine Dispensing Systems for breach of contract and breach of implied covenant of good faith and fair dealing, claiming damages of not less than $500,000. We believe that the cross complaint is without merit. We will continue to pursue this Kind Meds for the amounts owed under the contract and will vigorously defend ourselves against the cross complaint.

The Company also is party to a legal action with a customer to collect past due balances in the amount of approximately $550,000 in Arizona State Court brought during the fourth quarter of 2014. The customer filed a cross complaint for breach of contract and breach of implied covenant of good faith and fair dealing in which they are claiming damages of not less than $500,000. The Company does not believe the cross complaint is meritorious and intends to continue to pursue the amounts due to them, and to vigorously defend against the claim. At this time the Company in unable to determine whether the likelihood of an unfavorable outcome of the dispute is probable or remote, nor can they reasonably estimate a range of potential loss, should the outcome be unfavorable.

The Company commenced arbitration proceedings against a former employee on June 13, 2013 related to employment claims asserted by the employee. Thereafter, the employee filed a suit in Los Angeles County Superior Court. The suit was stayed pending the outcome of the arbitration and thereafter dismissed without prejudice. The Company obtained a favorable arbitration award. The Company then filed an Application to Confirm the Arbitration Award in Arizona Superior Court, Maricopa County. After being unable to serve the employee, the Company performed service by publication and filed proofs of publication for services of the employee on February 27, 2015 and March 2, 2015. If the arbitration award is not enforced, the employee’s claim can be re-filed in California.

In October 2014, the Board of Directors of the Company appointed a special board committee (the “Special Committee”) to investigate a federal grand jury subpoena pertaining to the Company which was served upon the Company’s accountants as well as certain alleged wrongdoing raised by a former employee of the Company. Thereafter, the Company received subpoenas from the federal grand jury and the Securities and Exchange Commission. The Company is fully cooperating with the grand jury and the SEC. In connection with its investigation of these matters, the Special Committee in conjunction with the Audit Committee initiated an internal review by management and by an outside professional advisor of certain prior period financial reporting of the Company. The outside professional advisor reviewed the Company’s revenue recognition methodology for certain contracts for the third and fourth quarters of 2013. As a result of certain errors discovered in connection with the review by management and its professional advisor, the Audit Committee, upon management’s recommendation, concluded on December 24, 2014 that the consolidated financial statements for the year ended December 31, 2013 and for the third and fourth quarters therein, as well as for the quarters ended March 31, 2014, June 30, 2014 and September 30, 2014, should no longer be relied upon and will be restated to correct the errors. On March 6, 2015 the audit committee determined that the consolidated financial statements for the year ended December 31, 2012, together with all three, six and nine month financial information contained therein, and the quarterly information for the first two quarters of the 2013 fiscal year should also be restated. On March 11, 2015, the Company filed its restated Form 10 Registration Statement with the SEC with restated financial information for the years ended December 31, 2012 and December 31, 2013, and on March 16, 2015, the Company filed amended and restated quarterly reports on Form 10-Q, with restated financial information for the periods ended March 31, June 30 and September 30, 2014, respectively.

ITEM 4.	MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Securities

The Company’s common stock is quoted on the OTCQB under the symbol “MDBX”.

The following table sets forth, for the periods indicated, the range of high and low intraday closing bid information per share of our common stock.

	High Sale	Low Sale
Fiscal Quarters	Price	Price

First Quarter 2013	$98.00	$25.10
Second Quarter 2013	$29.50	$25.50
Third Quarter 2013	$39.00	$23.5
Fourth Quarter 2013	$27.49	$8.11
First Quarter 2014	$93.50	$20.98
Second Quarter 2014	$30.00	$13.25
Third Quarter 2014	$18.54	$7.90
Fourth Quarter 2014	$13.96	$4.70

The above prices reflect representative inter-dealer quotations, without retail markup, markdown or other fees or commissions, and may not represent actual transactions.

As of March 16, 2015, there were approximately 1,432 holders of record of the Company’s common stock. Between January 1, 2015 and March 16, 2015 the high and low reported sales price of our common stock was $6.75 and $1.44, respectively, and on March 16, 2015 the closing price of our common stock was $1.97.

Dividends

The Company has never declared or paid any cash dividends on its common stock. The Company currently intends to retain future earnings, if any, to finance the expansion of its business. As a result, the Company does not anticipate paying any cash dividends in the foreseeable future. Any determination of our Board to declare dividends is subject to approval by the holders of a majority of the outstanding shares of our Series A Preferred Stock.

Recent Sales of Unregistered Securities

From October 1, 2014 to December 31, 2014, the Company issued 6,540 shares to Darrin Ocasio of Sichenzia Ross Friedman Ference LLP on November 12, 2014 at a price of $6.59 per share and 46,352 shares to Manatt, Phelps & Phillips, LLP on December 31, 2014 at $5.11 per share. The Company also issued 252,812 shares to former shareholders of Vaporfection as part of a settlement agreement to resolve a litigation dispute.

The Company relied on the exemption from registration provided by Section 4(a)(2) under the Securities Act of 1933, as amended, for transactions not involving a public offering.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes many forward-looking statements. For cautions about relying on such forward looking statements, please refer to the section entitled “Forward Looking Statements” at the beginning of this Report immediately prior to Item 1.

Overview

Our business involves contracting with business owners for our services and the sale of marijuana-related products such as our Medbox dispensing system and our line of tabletop medical vaporizers. We expect to transition to the sale of a portable line of vaporizers in the second quarter of 2015.

We began our business model with entering into one-time consulting agreements to help our clients obtain a license to sell or cultivate marijuana and to assist them with the build out of a location for their business, including the sale to the client of a Medbox dispensing system, pursuant to a consulting agreement that we refer to as our “Turn-Key Business Establishment Agreement”. We are now transitioning to a recurring revenue model, whereby we will continue to enter into Turn-Key Business Establishment Agreements, together with additional revenue generating agreements for providing ongoing consulting to the established business in the areas of regulatory compliance, security, operations and other matters that leverage our expertise and knowledge in this industry. We also intend to retain the rights to manage business locations on a day-to-day basis and then seek to assign such rights to third parties, in return for recoupment of a percentage of the management fee to operate the business. Our clients establish dispensaries for the sale of marijuana for medical use or retail operations for the sale of marijuana for recreational use or cultivation centers for the cultivation of marijuana. Historically, we have generated revenue from various sources on a “one-time basis” for services that we provide to clients in helping them create, license, build out and open dispensaries and cultivation centers. Our discussion of our result of operations is based on our prior business model.

The following discussion should be read in conjunction with the consolidated financial statements and related notes provided in Item 8 “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

Comparison of the year ended December 31, 2014 and 2013

Overview of Results

The Company reported a consolidated net loss of $16,541,334 for the year ended December 31, 2014, an increase of $12,749,894 compared to a loss of $3,791,440 for the same period of 2013. This was primarily due to a few key factors related to a reduction in revenue, an increase in non-cash stock based compensation, an increase in interest expenses due to use of convertible debentures carrying a high financing cost, an increase in expenses related to being a public company and costs associated with the SEC and Department of Justice investigations, increased costs related to pursuing new licenses in new markets, costs of re-valuing slow moving inventory of the old style vaporizers and a slight increase in sales and marketing expenses.

During 2014, the Company hired a new CEO and CFO and reconstituted its Board of Directors. In an effort to attract new talent to management and the Board of Directors, the Company introduced a new stock compensation plan that added $4.4 million to operating costs.

Additionally, the Company’s revenue model is significantly different in 2014 as compared to 2013. This difference is mainly due to the fact that the Company is moving away from the business model of obtaining licenses for clients for a one-time, upfront fee. The Company is in the process of modifying its business model to provide ongoing management and support services for clients so that consulting contracts would continue over a longer period. During our transition period to a new business model, expenses to secure new contracts and licenses are incurred and revenue is deferred principally until new licenses are obtained and new dispensaries and cultivation centers begin operating.

The Company’s subsidiary Vaporfection International, Inc. (VII) was acquired on April 1, 2013. Accordingly, the VII expenses did not exist for the first quarter of 2013, but were included in total amounts for the year of 2014. For purposes of comparison, the VII expenses are presented as a separate line item in the management discussion and analysis section.

Revenue

Revenue consisted of Medbox system sales, location build-outs fees, referral fees and consulting service fees, which are often bundled together in a single offering to clients and revenue from sales of vaporizers and accessories from VII. For the year ended December 31, 2014 consolidated net revenues decreased by $1,432,951 compared to the same period of 2013 mostly due to a reduction in consulting and build outs revenue by $1,610,444 as offset by an increase in referral fees revenue by $203,165.

Revenue Description	For the year ended December 31, 2014	For the year ended December 31, 2013	Increase (Decrease)
Consulting and Build-outs	$157,200	$1,767,644	$(1,610,444)
Sale of locations and management rights, unrelated parties	175,000	150,000	25,000
Sale of territory rights, related party	75,301		75,301
VII-Product sales	85,741	144,439	(58,698)
Referral fees	203,165	—	203,165

Gross revenues	696,407	2,062,083	(1,365,676)
Allowances and refunds	(67,275)	—	(67,275)

Net revenues	$629,132	$2,062,083	$(1,432,951)

Consulting Revenue

The consulting and build out revenue for the year 2013 was due mostly to achievement of milestones and delivery of facilities in Arizona to our clients. The consulting revenue for the year ended December 31, 2014 decreased by $1,610,444 compared to the same period of 2013, due principally to a large decline in build outs in 2014. This change in revenue was due mainly to delays in adopting final governmental regulations and the timing of application submittals for other states and, therefore, revenue was not fully recognized during this period for many of our clients. The Company could not fulfill its contractual obligations and record revenue for its San Diego clients due to broad changes in regulation leading to a decrease in the number of available licenses from 130 to 32 in San Diego County. Due to the reduction of licenses being offered in San Diego, we had to cancel and/or refund payments to many of our clients. The initial San Diego contracts and the cancelation were all recorded in 2013 in the restated financial statements, the refunds were made during the year 2014. Also during the third quarter of 2014, the Company applied for licenses on behalf of its clients in the States of Nevada and Illinois, and was able to obtain eight provisional cultivation licenses in Nevada and one dispensary authorization license in Illinois on for its clients. The Company is also pursuing two recreational retail licenses and one “Tier 2” production/processor license in the State of Washington which are currently in the process of being reviewed and approved.

The Company obtained a provisional license in the State of Oregon and fully built out the location and the dispensary location there. The dispensary is expected to open in the second quarter of 2015.

Sale of locations and management rights

Revenue from the sale of locations and management rights to operate locations increased by $25,000 during the year ended December 31, 2014 as compared to the year ended December 31, 2013. This increase is due mostly to the sale of management rights in an Arizona location for $175,000. The revenue from sale of the locations for the year ended December 31, 2013 consisted of the sale of one location in Arizona for $150,000.

Sale of territories, related party

On March 28, 2014, the Company entered into a sale for exclusive rights with a related party to place the Medbox patented dispensing systems in Denver, Colorado for $500,000. This $500,000 is being recognized ratably over the five year term of the agreement, with $75,301 recognized as revenue in the twelve months ended December 31, 2014.

There was no similar revenue in the comparable period of 2013.

Referral fee

During the year ended December 31, 2014, the Company entered into an agreement with MJ Holdings, Inc., (the “Referral Agreement”) a publicly traded company that provides real estate financing and related solutions to licensed marijuana operators. Medbox will market MJ Holdings’ real estate financial products and offerings to its consulting clients and will refer all incoming real estate financing related opportunities to MJ Holdings (See Note 10 – Marketable securities to the Notes to our Consolidated Financial Statements in this Report for more information). Pursuant to the Referral Agreement, MJ Holdings, Inc. agreed to issue to the Company, 33,333 warrants to purchase common stock of MJ Holdings, Inc. on each month’s anniversary during the six month term of the contract. The revenue recognized for the year ended December 31, 2014 from the Referral Agreement was $203,165. There was no comparable revenue during 2013.

VII-Product sales

During the year ended December 31, 2014, the Company generated $85,741 from the sale of vaporizer products and accessories through VII. VII was acquired on April 2, 2013 and, therefore, there was no comparable income for vaporizer sales in 2013. We plan to release our new portable vaporizer product to the general public during the second quarter of 2015. We expect the new vaporizer product to restore sales volume for our subsidiary VII.

Cost of revenue

Cost of revenue includes costs incurred to obtain permits and licenses before the license is granted and the location is secured as well as costs for our dispensing systems construction and sales, location build-out, repurchases of licenses or rights from former clients that can be resold to new clients and the costs associated with operating VII which include the cost of producing vaporizers and accessories, adjustments for valuations of inventory, fulfilment activities associated with sales orders and operation of the Company’s inventory management department.

Costs of Revenue	For the year ended December 31, 2014	For the year ended December 31, 2013	Increase (Decrease)
Cost of inventory and build-outs	$884,958	$2,161,909	$(1,276,951)
New markets development costs	1,990,815	276,468	1,714,347
Write off of vaporizer inventory	329,154	—	329,154
Charge for abandoned site	140,000	—	140,000
Charges from escrow deposits	235,757	—	235,757
VII-Product cost	215,967	222,372	(6,405)

Total costs of revenue	$3,796,651	$2,660,749	$1,135,902

Cost of inventory and build-outs

Total costs of inventory and build-outs decreased by $1,276,951 during the year ended December 31, 2014 as compared to the same period of 2013. The decrease was due mainly to the completion of numerous projects in Arizona during 2013. We did not have comparable project completions in 2014.

New markets development costs

The decrease in cost of inventory and build outs from 2013 to 2014 was totally offset by an increase of $1,714,347 in costs associated with the pursuit of licenses in the States of Washington, Nevada and Illinois as result of new legislation changes there. After obtaining final approvals, the Company will have to invest additional funds to bring locations in those states to the level of compliance required by the applicable state and/or city and to perform the interior build-out.

VII-Product cost

The Company incurred costs of $215,967 for the year ended December 31, 2014 associated with VII which included the cost of producing vaporizers and accessories, fulfilment activities associated with sales orders, and the operation of the Company’s purchasing department. As previously described, this amount cannot be directly compared to the ended December 31, 2013 due to the fact that VII was acquired on April 2, 2013.

Write off of vaporizer inventory

During the third quarter of 2014, the Company wrote down slow moving, older models of its vaporizer inventory with a charge to cost of revenue of $329,154.

Charge for abandoned site

During the year ended December 31, 2014, due to unfavorable terms demanded by the sellers to extend the escrow and closing date the Company allowed the escrows to expire on three agreements with an aggregate purchase price of $3,195,000 and had to forfeit $140,000 in earnest money.

Charges from escrow deposits

During 2014, the Company entered into numerous real estate contracts to secure locations during the licensing process. The contracts allow the Company to demonstrate to licensing authorities that the locations are available for use as a dispensary or cultivation location. The contracts are generally structured with an escrow deposit, a deferred closing until a license is granted and periodic withdrawals from the deposit to compensate the seller for holding the property off the market in escrow during the pendency of the license application. The periodic transfers out of escrow to the seller are in some cases creditable towards the purchase price but in most cases represent charges in lieu of rent. The charges in lieu of rent and other non-refundable charges paid to property sellers have been recorded as expense of $235,757 for the year ended December 31, 2014, in the statement of operations. There were no similar transactions during 2013.

Operating Expenses

Operating expenses consist of all other costs incurred during the period other than cost of revenue. Operating expenses increased by $7,089,385 during year ended December 31, 2014 as compared to the year ended December 31, 2013. This was primarily due to an increase of $6,652,770 in general and administrative costs, further described below.

Sales and Marketing expenses

Sales and marketing expenses include public relations and promotion, lobbying, purchased advertising, travel and entertainment and outside consulting services for sales and marketing and sales lead generation. Sales and marketing expenses increased by $269,244 during the year ended December 31, 2014 compared to the year ended December 31, 2013 principally due to an increase in VII sales and marketing expenses related to product promotions and lobbying in order to promote the Company in the states/markets of interest.

Research and development

Research and development consists of engineering work done on the software enhancements of the Medbox, additional research on vaporizers, and patent-related expenses. Our research and development expenses for the year ended December 31, 2014 increased by $167,371 as compared to the year ended December 31, 2013. The increase is due to the Company’s investments in developing the new vaporizer, additional investment in development of new tracking technologies for cultivation facilities that we intend to sell to our clients as a package with their consulting agreements, upgrading the point-of-sale system and software for new generations of the dispensing machines, as well as for patent attorneys fees to manage and apply for patents to protect the Company’s intellectual property.

General and administrative

General and administrative expenses include costs of being a public company, legal, lobbying, accounting, payroll, consulting, rent and other costs. The Company’s general and administrative expenses increased by $6,652,770 for the year ended December 31, 2014 as compared to year ended December 31, 2013.

The increase is primarily due to the introduction in 2014 of the Company’s new stock-based compensation plan for executive officers and directors with the related cost of $4,415,799. Additional reasons for the increase include higher costs associated with being a public company, which totaled $517,653 for the year ended December 31, 2014, an increase of $1,020,124 in legal costs due to the SEC and Department of Justice investigation into the Company’s financial reporting, related party transactions and other matters (see Note 19 to the Notes to our Consolidated Financial Statements in this Report for more information) and an increase in employee and independent contractors costs of $426,920 as the Company added staff to build infrastructure and support future growth, as well as additional expenses of $278,952 related to warrants settlement with various previous owners of VII.

Other Income (Expense)

Other income (expense) swung from income of $6,905 to expense of $3,088,751 for the year ending December 31, 2014, an increase of $3,095,656. This is primarily due to expense caused by a change in fair value of derivative liabilities of $1,805,990 related to the new convertible notes and the interest charge from the convertible notes payable in the amount of $1,282,761. The convertible notes payable funded in the third quarter of 2014 and, accordingly, there are no corresponding charges in 2013.

Net Loss

As a result of the factors set forth above, our net loss increased by $12,749,894 to $16,541,334 for the year ended December 31, 2014 compared to $3,791,440 for the year ended December 31, 2013.

Liquidity and Capital Resources

As of December 31, 2014, the Company had cash on hand decrease by $66,821 to $101,182 as compared to cash on hand of $168,003 on December 31, 2013. This was due to the net loss and cash used in operating activities of $6,319,400 which was financed by stock sale proceeds of $2,442,859 and net proceeds from issuance of convertible notes payable of $3,475,000.

Cash Flow

During the year ended December 31, 2014 cash was primarily used to fund operations and in the process of pursuing license applications. See below for additional discussion and analysis regarding cash flow.

	For the year ended December 31,
Cash flow	2014	2013
Net cash used in operating activities	$(6,319,400)	$(3,743,397)
Net cash used in investing activities	(418,797)	(1,499,451)
Net cash provided by financing activities	6,671,376	4,383,949

Net increase (decrease) in cash	$(66,821)	$(858,899)

Cash Flows – Operating Activities

The cash flows used in operating activities increased by $2,576,003 for the year ended December 31, 2014 as compared to the year ended December 31, 2013. This was primarily due to the increase in net loss of $12,749,894 offset by the non-cash charge of $4,415,799 for the Company’s stock-based compensation awards, non-cash change in fair value of derivative liability of $1,805,990 and amortization of the debt discount related to convertible debentures of $935,290 an increase in accounts payable of $2,117,217, an increase in deferred revenue of $805,394, and cash provided by customer deposits of $248,985.

Cash Flows – Investing Activities

The cash flows used in investing activities decreased by $1,080,654 for the year ended December 31, 2014 compared to the year ended December 31, 2013. This was due primarily to advances on investments of $1,250,000 during 2013, for which there were no corresponding advances during 2014. On February 8, 2013, the Company entered into an agreement with Bio-Tech Medical Software, Inc. (“Bio-Tech”) which would allow the Company to purchase 833,333 shares of common stock of Bio-Tech, representing 25% of Bio-Tech’s total issued and outstanding shares of common stock, for $1,500,000. The Company advanced $600,000 of such amount upon execution of the Bio-Tech agreement with the remaining balance of $900,000 due and payable in installments at various dates by August 25, 2013. On March 12, 2013, the Company entered into an agreement with three members of MedVend Holdings LLC (“MedVend”) whereby the Company would acquire 50% of their equity interest in MedVend. The purchase price of the equity interest was $4,100,000. The Company paid an advance of $300,000 upon execution of the contract for the right to purchase and another $300,000 was disbursed as an additional investment to MedVend. In addition, during 2014, the Company received proceeds from repayment of a note receivable in the amount of $115,000, issued in 2013.

The increase above was partially offset by a purchase of property held for resale in 2014 for $399,594.

Cash Flows – Financing Activities

The cash flows provided from financing activities increased by $2,287,427 for the year ended December 31, 2013 compared to the year ended December 31, 2013. During 2014 we raised approximately $6,671,376 including $3,475,000 from new issuance of convertible debentures net of issuance costs and $2,442,859 from the issuance of the Company’s common stock and $828,517 from the issuance of notes payable as compared to $4,383,949 raised during 2013 including $4,486,541 from the issuance of the Company’s common stock and $810,000 in capital contributed by related parties less payments of $896,285 as payments on notes payable.

Future Liquidity and Cash Flows

Management believes that the Company’s cash balances on hand, cash flows expected to be generated from operations, proceeds from current and future expected debt issuances and proceeds from future share capital issuances will be sufficient to fund the Company’s net cash requirements through March, 2016. However, in order to execute the Company’s long-term growth strategy, which may include selected acquisitions of businesses that may bolster the expansion of the Company’s management services business, and purchases of real estate which would be used as a basis for opening and expanding retail dispensary and cultivation facilities in regulated markets, the Company will need to raise additional funds through public or private equity offerings, debt financings, or other means.

Our financial statements were prepared on a going concern basis. The going concern basis assumes that the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of business. During the year ended December 31, 2014, the Company had a net loss of approximately $16.5 million, negative cash flow from operations of $6.3 million and negative working capital of $10.0 million. The Company will need to raise capital in order to fund its operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement a business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

During 2014, the Company closed two convertible notes payable agreements with accredited investors which yielded $3.75 million in funding for the Company. In accordance with the same convertible notes payable agreements, we anticipate receiving an additional $3.0 million from the same accredited investors in the first half of 2015, subject to the Company’s registration statement on Form S-1 to be filed with the SEC becoming effective.

The Company plans to re-file its Registration Statement on Form S-1 filed in connection with the July 2014 and September 2014 convertible notes payable agreements to include financial information from this Form 10-K on or about March 2015.

Our license backlog includes 12 provisional licenses subject to final approval by governmental authorities which may or may not lead to the release of new licenses in accordance the authorities’ stated timelines. If final licenses are granted, we will receive additional funding from customers in 2015 as a result of sales of the licenses, entering into consulting arrangements, entering into and assigning management agreement rights and from the sale of real property relating to the opening of new dispensary and cultivation locations.

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

A change in the regulatory requirements in some states for acquiring retail dispensary and cultivation licenses has made it important for us or our clients to acquire real estate either through lease arrangements or purchase in order to secure a license. This has required the Company to spend cash for earnest deposits on various real estate location opportunities during 2014 and thereafter. The Company intends to find a partner for the acquisition of the various locations so that the Company can apply for more licenses, however, the timing of those partnerships may require the Company to acquire ownership of the underlining real estate for a period of time. This process requires significant cash outlay for the earnest money that has ranged from $10,000 to $100,000 per property.

A summary of our active real estate purchase transactions as of March 11, 2015 is as follows:

Property	Purchase price	Closing date	Net escrow balance	Date escrow opened	Additional rents/fees paid to extend closing date
1	$820,000	3/31/2015	55,000	06/28/2014	$9,808
2	1,300,000	3/30/2015	50,000	10/17/2014	—
3	—		265,400	07/21/2014	—
Escrow Deposits to be Refunded	—		30,076		—

Total	$2,120,000		$400,076		$9,808

Line 3 represents the advance on July 21, 2014 of $75,000 to PVMI, a related party, as a partial payment for advances made by PVMI for escrow deposits used to secure properties for possible license acquisition in the San Diego market area and $190,400 from the assignment agreement. On October 17, 2014, the Company entered into an assignment agreement with PVMI through which PVMI assigned all rights and titles for any opened escrow on real estate purchase agreements in San Diego in exchange for a related party notes payable from the Company. As of the signing date the agreement was valued at $190,400 which represented the value of escrow deposits paid by PVMI for eight different real estate agreements. Also, on the date of the assignment agreement the Company paid $50,000 into an escrow account (line item 2 from the table above) for PVMI. The escrow was related to one of the eight real estate purchase agreements that were part of the assignment.

During the year ended December 31, 2014, the Company paid $930,000 either by deposit into fifteen escrow accounts or direct payments to sellers, to secure the purchase and/or extend the closing dates on real estate to be used for future retail/cultivation facilities with an aggregate purchase price of $26,830,000. During 2014, the Company allowed the escrows to expire on three agreements with an aggregate purchase price of $3,195,000 and forfeited $140,000 in earnest money due to unfavorable terms demanded by the sellers to extend the escrow and closing date. The Company was also not successful in obtaining licenses for another ten locations with an aggregated sale price of $21,515,000 and deposits in escrow totaling $685,000. As a result, all escrow accounts were closed and $235,757 was forfeited and $419,167 was refunded to the Company.

During July 2014, one of the real estate properties on which the Company opened escrow was foreclosed upon and the agreement was canceled and the escrowed money in the amount of $10,000 was reimbursed to the Company on July 28, 2014.

In addition, our VII subsidiary has cash demands for the completion of its portable vaporizer product and the follow-on production costs for the new product which we expect to release during the second quarter of 2015. These additional investments along with continued investment into the operating cost of this business will continue require significant amounts of cash until the launch of the new portable vaporizer.

Off Balance Sheet Transactions

We do not have any off-balance sheet credit exposure related to our customers.

Critical Accounting Policies and Estimates

Our significant accounting policies are summarized in Note 2 to the Consolidated Financial Statements. The additional discussion below addresses only our most significant judgments:

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the consolidated financial statements as well as the reported expenses during the reporting periods. The Company’s significant estimates and assumptions include the valuation of the Company’s common stock used in the valuation of goodwill, accounts receivable and note receivable collectability, inventory, the valuation of restricted stock and warrants received from customers, the amortization and recoverability of capitalized patent costs and useful lives of long-lived assets, the derivative liability, and income tax expense. Some of these judgments can be subjective and complex, and, consequently, actual results may differ from these estimates. Although the Company believes that its estimates and assumptions are reasonable, they are based upon information available at the time the estimates and assumptions were made. Actual results could differ from these estimates.

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

Warrants and other financial assets received as a payment for the services provided are recorded as “Marketable securities”. The Company uses the Black-Scholes model to measure the value of the warrants. At each reporting date the Company reevaluates the value of marketable securities and recognizes any changes in value to other comprehensive income (loss) under “Unrealized gain or losses from marketable securities”.

Embedded derivative - The Company’s convertible notes payable include embedded features that require bifurcation due to a reset provision and are accounted for as a separate embedded derivative (see Note 13). The Company has estimated the fair market value of the embedded derivative of the Notes based on a weighted probability model. The key valuation assumptions used consist of the price of the Company’s stock, a risk free interest rate based on the average yield of a 26 or 52 week Treasury note and expected volatility of the Company’s common stock all as of the measurement dates, and various estimated reset exercise prices allocated by probability. The Company considers these inputs Level 3 assumptions, based on the application of the estimated probability rate being considered an unobservable input.

The assets or liability’s fair value measurement within the fair value hierarchy is based upon the lowest level of any input that is significant to the fair value measurement. The following table provides a summary of the relevant assets and liabilities that are measured at fair value on a recurring basis.

	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Quoted Prices for Similar Assets or Liabilities in Active Markets (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2014
Marketable securities	$94,776	$—	$—	$94,776
Derivative liability	3,691,853	—	—	3,691,853

Total	$3,786,629	$—	$—	$3,786,629

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis:

For the year ended December 31, 2014
Total

Beginning balance	$—

Initial recognition of conversion feature	1,885,863
Change in fair value of conversion feature	1,805,990

Ending balance	$3,691,853

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

Revenue is only recognized when the following four criteria are met: 1) persuasive evidence of an arrangement exists, 2) delivery has occurred or services have been rendered, 3) sales price is fixed and determinable and 4) collectability is reasonable assured. For multi-year contracts with upfront payments made by customers, the upfront payments are recognized over the longer of the contract period or the customer relationship.

For contracts that include multiple deliverables such as the build out of customer facilities, the Company recognizes revenue when a milestone is reached in the contract such as securing the location, delivery of dispensing machines or completion of the facility. The contract terms are broken down in specific milestones with specific attributable revenue to be earned upon successful completion of the milestone terms. (i.e. if a milestone is completing construction on a client dispensary, the condition for the revenue to be recorded is after issuance of a certificate of occupancy for the newly completed facility. The Company will record a specified amount of revenue attributable to this milestone based on the contract).

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. Generally Accepted Accounting Principles when it becomes effective. The new standard is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period and is to be applied retrospectively, with early application not permitted. The new standard permits the use of either the retrospective or cumulative effect transition method. We are currently evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by Item 8 are submitted in a separate section of this Report, beginning on Page F-1, and are incorporated herein and made a part hereof.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Based on our management’s evaluation as of December 31, 2014, the end of the period covered by this Report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

This conclusion was reached based on the material weakness in our internal control over financial reporting described below under the heading “Management’s Annual Report on Internal Control Over Financial Reporting.” We have undertaken remediation initiatives as discussed below. Additionally, our Chief Executive Officer and Chief Financial Officer reached the conclusion expressed in the preceding paragraph as a result of the restatement of our consolidated financial statements and related footnote disclosure for the fiscal years ended December 31, 2013 and 2012, as presented in the Form 10/A, Amendment 3, filed with the SEC on March 11, 2015. They have determined that our failure to properly evaluate revenue recognition, related party transactions, and improper inventory capitalization (which was a deficiency in our internal control over financial reporting that constituted a material weakness at December 31, 2014), was also sufficient to cause them to conclude that our disclosure controls and procedures were not effective at that date.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. Our internal control over financial reporting is a process designed, as defined in Rule 13a-15(f) under the Exchange Act, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In connection with the preparation of our annual consolidated financial statements, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. Management based this assessment on the criteria established in Internal Control over Financial Reporting — Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission (which is sometimes referred to as the 1992 COSO Framework). Management believes the steps taken to remediate the material weakness which lead to the restatements discussed above were in place (or beginning to be initiated) by the end of the fourth quarter of 2014, however, due to the restatements discussed above of periods in the earlier quarters of 2014 which were a result of material weaknesses, management with the help of our CEO, concluded that our internal controls over financial reporting as of December 31, 2014 were ineffective.

Our management concluded that material weaknesses existed in the following areas as of December 31, 2014:

(1)	In reporting periods prior to the fourth quarter of 2014, our management, along with key accounting and reporting decisions, was dominated by a single individual without adequate compensating controls;

(2)	We did not employ full time in-house personnel with the technical knowledge to identify and address some of the reporting issues surrounding certain complex or non-routine transactions. More specifically, we did not have in house expertise to evaluate revenue recognition and accounting for related party transactions. With material, complex and non-routine transactions, management has and will continue to seek guidance from third-party experts and/or consultants to gain a thorough understanding of these transactions;

(3)	We had ineffective controls over the period end financial disclosure and reporting process caused by insufficient accounting staff.

This annual report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Under applicable SEC rules, our management’s report is not subject to attestation by our independent registered public accounting firm.

Changes in Internal Controls

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except as noted in the Remediation Plan section below.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Remediation Plan

During the fourth quarter of 2014, the Company hired a new full time CFO. The single individual who dominated management and reporting is no longer employed by the Company. The Company anticipates that the new CFO will assist the Company in the identification of required key controls, the necessary steps required for procedures to ensure the appropriate communication and review of inputs necessary for the financial statement closing process, as well as for the appropriate presentation of disclosures within the financial statements. The actions that we are taking are subject to ongoing senior management review and Audit Committee oversight. Management believes the foregoing efforts will effectively remediate the material weakness during 2015.

As we continue to evaluate and work to improve our internal control over financial reporting, management may execute additional measures to address potential control deficiencies or modify the remediation plan described above and will continue to review and make necessary changes to the overall design of our internal controls.

ITEM 9B.	OTHER INFORMATION

On December 16, 2014, the Company entered into an Amendment to Employment Agreement with our Chief Executive Officer, Guy Marsala (the “Marsala Amendment”). Pursuant to the Marsala Amendment, in the event that either Mr. Marsala is terminated without cause or resigns from the Company for good reason, as such terms are defined in his Employment Agreement, then he shall receive an award of either 50,000 shares of Company common stock or $500,000 worth of Company common stock based on the volume-weighted average price for the thirty-day period prior to the date of the grant, whichever is higher and an award of shares of Company common stock equal to the number of shares that is two times the full amount of the award of Company common stock comprising Mr. Marsala’s Annual Bonus (as such term is defined in Mr. Marsala’s employment agreement) for the present year, as determined by the Board of Directors provided that such stock award shall be reduced by all shares already awarded to Mr. Marsala as a part of his Annual Bonus prior to the date of termination. The description the Marsala Amendment is not complete and is qualified by the complete agreement which is attached to this Report as Exhibit 10.38.

On December 16, 2014, the Company entered into an Amendment to Employment Agreement with our Chief Financial Officer, C. Douglas Mitchell (the “Mitchell Amendment”). Pursuant to the Mitchell Amendment, in the event that Mr. Mitchell is terminated without cause or resigns from the Company for good reason, as such terms are defined in Mr. Mitchell’s Employment Agreement, then Mr. Mitchell shall receive an award of 60,000 shares of the Company’s common stock reduced by the number of shares of the Company’s common stock issued (or issuable) pursuant to any RSUs granted prior to the date of such termination in respect of any calendar quarter for the 12 month period for the present year and an award of shares of the Company’s common stock equal to the number of shares that is two times the full amount of the award of Company common stock comprising Mr. Mitchell’s Annual Bonus (as such term is defined in Mr. Mitchell’s employment agreement) for the present year, as determined by the Board of Directors, provided that such stock award shall be reduced by all shares already awarded to Mr. Mitchell as a part of his Annual Bonus prior to the date of termination. The description the Mitchell Amendment is not complete and is qualified by the complete agreement which is attached to this Report as Exhibit 10.39.

On December 16, 2015, each of the Company’s non-employee directors entered into an amendment to their retention agreement (the “Retention Agreement Amendment”). Pursuant to the Retention Agreement Amendment, in the event that the director is removed from the Board for any reason on or prior to March 31, 2016, all of the director’s unvested shares of restricted stock and unvested restricted stock unites granted under the restricted stock award agreements and the restricted unit award agreements between such director and the Company shall immediately vest on the date of such removal, and all of the director’s vested restricted stock units shall be paid out on the date of such removal, except for the directors’ vested restricted stock units granted pursuant to the First Year Inducement Grant (as such term is defined in the director retention agreement), which shall be paid out in accordance with the original schedule set forth in the director retention agreement, and the aggregate amount of all director fees the director would have earned for the remainder of the term of the director retention agreement and the additional term of the director retention agreement beginning April 1, 2015 and ending March 31, 2017 if the director had not been removed from the Board shall be paid to the director in one lump-sum payment on the date of such removal. The description the form of Retention Agreement Amendment is not complete and is qualified by the complete form of the amendment which is attached to this Report as Exhibit 10.35.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Below are the names and certain information regarding the Company’s executive officers and directors.

NAME	AGE	POSITION

Guy Marsala	64	Chief Executive Officer and President
C. Douglas Mitchell	64	Chief Financial Officer
J. Mitchell Lowe	62	Director
Ned L. Siegel	63	Director
Jennifer Love	52	Director

The business background and certain other information about our directors and executive officers is set forth below:

Guy Marsala

Mr. Marsala has served as our Chief Executive Officer and President since July 2014. Mr. Marsala has built a successful career bringing leadership skills learned as a West Point-trained Army officer and Fortune 500 executive to early stage and middle market companies. He has a track record of driving exceptional results in both public and private companies and has successfully led numerous business transformation initiatives across a number of industries. Mr. Marsala has been President of Go2Guy4Results, Inc. since 2012. From January 2013 to June 2013 Mr. Marsala was Chief Administrative Officer of American Career College, West Coast University. From April 2010 to March 2012 Mr. Marsala was President, Chief Executive Officer and board member of EZ Lube, LLC. From September 2008 to September 2009 Mr. Marsala was Executive Vice President of Operations of Hollywood Video/Movie Gallery, Inc. Earlier in his career, he served as a Captain in the US Army, and later progressed through a series of positions of increased responsibility with American Hospital Supply Corporation and PepsiCo. Mr. Marsala graduated from the United States Military Academy at West Point with a Bachelor of Science degree, and received his MBA from the University of Dallas. Mr. Marsala’s senior executive experience qualifies him to serve on the Company’s Board of Directors.

C. Douglas Mitchell

Mr. Mitchell has served as our Chief Financial Officer since October 2014. Mr. Mitchell is a Partner with Hardesty, LLC (“Hardesty”) an executive services and consulting firm. He has been a Partner with Hardesty since August of 2011. Mr. Mitchell intends to remain a Hardesty Partner while he serves as Chief Financial Officer of the Company.

Mr. Mitchell’s prior experience includes serving from December of 2013 to July of 2014 as a Consultant to Commerce Casino, the largest card club in California; from April 2013 to November 2013 as Interim Chief Financial Officer at Performance Team Freight Systems, Inc., a logistics and transportation company; from August 2012 to December 2012 as a Consultant to Boot Barn, a footwear and apparel retailer; from April 2012 to June 2012 as a Consultant and Provisional Director for the Orange County Superior Court of California in a pending civil lawsuit and from August 2011 to February 2012 as the interim Chief Financial Officer for Street Surfing, LLC, an international manufacturer and distributor of wheeled recreational goods.

From April of 2004 to August of 2011, Mr. Mitchell was a Partner at Tatum, LLC, also an executive services and consulting firm. Mr. Mitchell’s prior experience during his last three years at Tatum, LLC includes serving from November of 2009 to August of 2011 as a Consultant to Stearns Lending, Inc., a mortgage broker, and from January 2008 to August of 2009 as Interim Chief Financial Officer and Chief Financial Officer for Commerce Energy Group, Inc., a publicly-held independent marketer of retail electricity and natural gas to residential, commercial, industrial and institutional end-use customers. Mr. Mitchell also served as Chief Financial Officer for Chicago Pizza & Brewery, Inc. (now renamed BJ’s Restaurants, Inc.), a multi-location restaurant chain listed on

NASDAQ from 2002 to 2004 and as Vice President and Corporate Controller for Del Taco, Inc. a privately held multi location restaurant chain and franchisor from 1994 to 2002. Earlier in his career, Mr. Mitchell served as Senior Audit Manager at Coopers & Lybrand (now part of PricewaterhouseCoopers). Mr. Mitchell earned a Bachelor of Science degree in Business Administration from the University of Southern California. He received his CPA certificate in California.

During an engagement with Hardesty, Mr. Mitchell served as Interim Chief Financial Officer for a distressed company, Street Surfing, LLC. After a detailed analysis in January 2012, the Board of Directors determined the best course for the Company’s shareholders was to file an assignment for the benefit of creditors in the California courts and sell the assets of the estate to an investment fund.

J. Mitchell Lowe

The Company has elected J. Mitchell Lowe, co-founder of Netflix and former Redbox president, to its Board of Directors, effective March 3, 2014. Mr. Lowe was our first independent director and based on his diverse background and wide-ranging expertise, we expect that he will assist us with various aspects of our business, including strategy development and implementation, executive recruiting and corporate governance matters. Mr. Lowe has been a groundbreaking leader in the home entertainment and tech industries since the 1980s, when he started Video Droid, a rental movie vending machine and store. After starting Video Droid and spending years crafting websites for video stores, Mr. Lowe was asked to help in the formation of Netflix in partnership with Marc Randolph and Reed Hasting. He served as Vice President of Business Development and strategic alliances for Netflix from 1998 to 2003, departing just after their initial public offering to join a small team from McDonald’s to form what became Redbox DVD Rental Kiosks. At Redbox, Mr. Lowe began as Chief Operating Officer, becoming President in early 2009, and playing a pivotal role in scaling Redbox from a handful of rental kiosks to nearly 32,000 kiosks and over $1.5 billion in annual revenue. Since leaving Redbox in 2011, he has served as an independent consultant for entrepreneurs and startups. He was CEO of a company called Quarterly Co., which is a mail subscription service, from September 2012 to July 2014.

Our Board of Directors believes that Mr. Lowe’s qualifications to serve as a Director of Medbox include his extensive experience in the retail kiosk industry and with startup companies generally, his strategic expertise, his business and managerial experience as discussed above and his long-term relationships. While Medbox offers solutions that are not comparable to kiosks per se, the fact that he has successfully directed large companies rollout of cutting-edge technology adds immense value to our company. We will also take advantage of his corporate governance experience as we grow and evolve as a public company.

Jennifer Love

Jennifer Love has served as a director of the Company since October 22, 2014. Ms. Love has been Senior Vice President and Chief Security Officer of Cablevision Services Corporation since August 2012. Previously, from 1987 to 2012, Ms. Love was with the Federal Bureau of Investigation, including as Assistant Director of the Security Division from July 2011 to June 2012. Ms. Love received a Bachelor of Science in Accounting from Jackson State University. Ms. Love’s managerial and risk management experience qualify her to serve on the Company’s board of directors.

Ned L. Siegel

Ambassador Siegel has served on our Board of Directors since April 2014 and was appointed as Chairman of the Board on December 17, 2014. Ambassador Siegel has served as President of The Siegel Group, Inc. a real estate development, management services and consulting company since September 1977. From October 2007 until January 2009, he served as the United States Ambassador to the Commonwealth of The Bahamas. He received a BA from the University of Connecticut in 1973 and JD from the Dickinson School of Law in 1976. Ambassador Siegel also serves on the Board of Directors of PositiveID Corp., HealthWarehouse.com, Inc., Viscount Systems, Inc. and Veriteq Corporation. Ambassador Siegel’s managerial experience and contacts with government agencies qualifies him to serve on the Company’s Board of Directors.

There are no family relationships between any of our executive officers and directors.

Board Leadership Structure and Role in Risk Oversight

Mr. Siegel, an independent Director, serves as the Chairman of our Board of Directors. Mr. Marsala serves as Chief Executive Officer and President of the Company.

Our Board of Directors is primarily responsible for overseeing our risk management processes. The Board of Directors receives and reviews periodic reports from management, auditors, legal counsel, and others, as considered appropriate regarding our company’s assessment of risks. The Board of Directors focuses on the most significant risks facing our company and our company’s general risk management strategy, and also ensures that risks undertaken by our Company are consistent with the board’s appetite for risk. While the board oversees our company’s risk management, management is responsible for day-to-day risk management processes. We believe this division of responsibilities is the most effective approach for addressing the risks facing our company and that our board leadership structure supports this approach.

Terms of Office

The Company’s directors are elected at the annual meeting of shareholders to hold office until the annual meeting of shareholders for the ensuing year or until their successors have been duly elected and qualified.

The Company’s officers are appointed by the Company’s Board of Directors and hold office until removed by the Board.

Involvement in Certain Legal Proceedings

To our knowledge, except as set forth above, our directors and executive officers have not been involved in any of the following events during the past ten years:

1.	any bankruptcy petition filed by or against such person or any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.	being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting his involvement in any type of business, securities or banking activities or to be associated with any person practicing in banking or securities activities;

4.	being found by a court of competent jurisdiction in a civil action, the SEC or the Commodity Futures Trading Commission to have violated a Federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5.	being subject of, or a party to, any Federal or state judicial or administrative order, judgment decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of any Federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.	being subject of or party to any sanction or order, not subsequently reversed, suspended, or vacated, of any self-regulatory organization, any registered entity or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Audit Committee

Our audit committee was established August 4, 2014 in accordance with Section 3(a)(58)(A) of the Exchange Act of 1934 and consisted of Ned L. Siegel (Chair) and Mitch Lowe. Ms. Jennifer Love was appointed to the Board of Directors on October 22, 2014. Effective October 22, 2014, Mr. Lowe resigned from the audit committee. Ms. Love was also appointed as Chair to the Audit Committee on October 22, 2014 with Mr. Siegel remaining as the other member of the audit committee. The Board of Directors has determined (1) that Ms. Love qualifies as an “audit committee financial expert,” as defined by the SEC in Item 407(d)(5) of Regulation S-K; and (2) that all members of the Audit Committee are “independent” under the independence requirements of Marketplace Rule 5605(a)(2) of the NASDAQ Stock Market, Inc. and meet the criteria for independence as set forth in the Exchange Act. The committee met regularly since its formation, including regular meetings with our auditors, and monitored our compliance with our obligations under the assessment of internal control over financial reporting.

Code of Conduct

The Board has established a corporate Code of Conduct which qualifies as a “code of ethics” as defined by Item 406 of Regulation S-K of the Exchange Act and applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller and all persons performing similar functions. Among other matters, the Code of Conduct is designed to deter wrongdoing and to promote:

•	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

•	full, fair, accurate, timely and understandable disclosure in our SEC reports and other public communications;

•	compliance with applicable governmental laws, rules and regulations as well as the rules and regulations of any self-regulatory organizations of which the Company is a member;

•	prompt internal reporting of violations of the Code of Conduct to appropriate persons identified in the code; and

•	accountability for adherence to the Code of Conduct.

A full text of our Code of Conduct is published on our website at www.medbox.com under the tab “Investor Relations.” If we amend our Code of Conduct as it applies to the principal executive officer, principal financial officer, principal accounting officer or controller (or persons performing similar functions) or grant a waiver from any provision of the Code of Conduct to any such person, we shall disclose such amendment or waiver on our website at www.medbox.com under the tab “Investor Relations.”

Section 16 Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and significant stockholders (defined by statute as stockholders beneficially owning more than 10% of our common stock) to file with the SEC initial reports of beneficial ownership, and reports of changes in beneficial ownership, of our common stock. Directors, executive officers and significant stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of the copies of Forms 3, 4 and 5 (and amendments thereto) filed with the SEC and submitted to us, and on written representations by certain directors and executive officers received by us, we believe that all of our executive officers, directors and significant stockholders complied with all applicable filing requirements under Section 16(a) during 2014 except that Ned Siegel filed a late Form 3 and one late Form 4 reporting one transaction, and Mitch Lowe filed a late Form 3.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following sets forth the compensation paid by Medbox during 2014 and 2013 to our Chief Executive Officer, our Chief Financial Officer, and three other individuals who formerly served as our Chief Executive Officer, our Chief Operating Officer and Principal Financial Officer, and our Chief Financial Officer, respectively, during 2014 (the “named executive officers”):

Name and Principal Position	Year	Salary	Bonus	Stock Awards (9)	All other Compensation		Total
Guy Marsala (1)(8)	2014	$146,485	$31,250	$969,747	$13,125	(5)	$1,160,607
Chief Executive Officer and President

C. Douglas Mitchell (11)	2014	$39,583			$28,305	(7)	$67,888
Chief Financial Officer

Dr. Bruce Bedrick (2)	2014	$86,085			$25,000	(6)	$111,085
Former Chief Executive Officer and Director	2013	$133,991			$—		$133,991

Vincent Mehdizadeh (3)	2014	$—			$168,625	(4)	$168,625
Former Chief Operating Officer, Chairman of the Board, Principal Financial Officer	2013	$—			$262,500	(4)	$262,500

Thomas Iwanski (10)	2014	$88,108		$875,000			$963,108
Former Chief Financial Officer	2013	$66,208					$66,208

(1)	Mr. Marsala was appointed as Chairman, President and Chief Executive Officer on July 23, 2014. In December 2014, Mr. Siegel was appointed Chairman and Mr. Marsala continues as Chief Executive Officer and President.
(2)	Dr. Bedrick resigned as Chief Executive Officer on July 23, 2014 and as a director on August 18, 2014. The compensation set forth for Dr. Bedrick does not include fees of $0 and $113,613 respectively during the years ended December 31, 2014 and 2013, that the Company paid to Kind Clinics, LLC, a company owned by Dr. Bedrick, for marketing support services.
(3)	Mr. Mehdizadeh resigned as Chief Operating Officer and director of the Company and was appointed as Senior Strategist and Founder of the Company on April 10, 2014. Mr. Mehdizadeh resigned as an officer of the Company on October 13, 2014 and served as a consultant to the Company until December 8, 2014.
(4)	Consists of payments to Vincent Chase, Incorporated, wholly owned by Mr. Mehdizadeh except for the period of April to May 2013, for Mr. Mehdizadeh’s services to the Company.
(5)	Consists of a housing allowance of $13,125.
(6)	Consists of consulting fees paid to Dr. Bedrick.
(7)	Consists of $7,500 of housing allowance and $20,805 earned as consulting fees paid to Hardesty LLC before Mr. Mitchell was appointed Chief Financial Officer.
(8)	On October 24, 2014, Mr. Marsala was awarded 50,000 restricted stock units, with a fair market value of $711,500, that immediately vested into shares of common stock. On October 24, 2014, Mr. Marsala was awarded an additional 22,753 restricted stock units, with a fair market value of $258,247, that immediately vested into shares of common stock.
(9)	The amount listed in the Stock Awards column reflect the fair value of the stock awards granted in accordance with FASB ASC Topic 718, which calls for the stock or restricted stock units to be valued based on the market price of the Company’s common stock on the grant date.
(10)	Mr. Iwanski resigned on October 16, 2014, and received 100,000 restricted stock units for his service to the Company that vested between October 21, 2014 and January 5, 2015.
(11)	Mr. Mitchell was appointed as Chief Financial Officer on October 16, 2014.

Prior to his resignation on July 23, 2014, Dr. Bedrick was employed as our Chief Executive Officer on an at-will basis at an annual salary of $120,000.

On August 18, 2014 Mr. Bedrick resigned from all remaining officer and directorship positions in all of the Company’s subsidiaries and he entered into a consulting agreement with the Company to perform general advisory services to the CEO and the Company. We paid Dr. Bedrick $12,500 per month for his services. This contract was terminated effective October 31, 2014. We paid Dr. Bedrick a total of $25,000 in consulting fees in 2014.

Mr. Mehdizadeh previously served as our Chief Operating Officer, and subsequently as our Founder and Senior Strategist. As noted above, on October 13, 2014, Mr. Mehdizadeh resigned as an officer of the Company and then served as a consultant. Pursuant to our consulting agreement with Mr. Mehdizadeh, we paid Mr. Mehdizadeh a monthly fee of $25,000, which was reduced to $12,500 per month if Mr. Mehdizadeh is engaged in trading any of the Company’s securities at any time within the preceding 30 day period. Mr. Mehdizadeh’s consulting agreement was terminated on December 8, 2014. We paid Mr. Mehdizadeh a total of $168,625 in fees in 2014.

In connection with Mr. Marsala’s election as President, Chief Executive Officer and Chairman, on July 23, 2014, the Company entered into an employment agreement with Mr. Marsala (the “Marsala Employment Agreement”). Pursuant to the Marsala Employment Agreement, the Company agreed to engage Mr. Marsala, and Mr. Marsala agreed to serve as the Company’s President, Chief Executive Officer and Chairman, for a two-year term, which term will automatically be extended for successive additional one-year terms, unless either party provides written notice to the other 90 days prior to the expiration of the initial term or any successive term, that Mr. Marsala’s engagement will not be extended. The Company agreed to pay Mr. Marsala a salary of $330,000 per year and to pay Mr. Marsala $2,500 per month for living expenses in the West Hollywood, California area. Mr. Marsala will also be entitled to an annual bonus of up to $250,000, including up to $125,000 in cash and up to $125,000 in equity of the Company, subject to performance criteria and objectives to be established by mutual agreement of the Board of Directors and Mr. Marsala within 90 days of the effective date of the Marsala Employment Agreement, and thereafter from time to time by the Board of Directors in consultation with Mr. Marsala. Mr. Marsala will also be entitled to an award of restricted stock units, to be issued within 90 days of the effective date of the Marsala Employment Agreement, under an equity incentive plan to be adopted by the Company, in the amount of the greater (by value) of 50,000 shares of common stock or $500,000 of common stock based on the volume weighted average price for the 30 day period prior to the date of the grant. The 2014 Medbox Equity Incentive Plan was adopted on August 28, 2014. In October 2014, Mr. Marsala was granted 50,000 shares under his employment agreement, another 20,000 shares for his performance in the third quarter of 2014 and 2,753 shares as part of his third quarter bonus. The Company also agreed to make an equal stock award to Mr. Marsala on each anniversary date of the Employment Agreement.

The Company may terminate the Marsala Employment Agreement with or without Cause (as defined in the Marsala Employment Agreement) upon written notice to Mr. Marsala. In the event the Company terminates the Marsala Employment Agreement without Cause, Mr. Marsala terminates the Marsala Employment Agreement with Good Reason (as defined in the Marsala Employment Agreement), or the Marsala Employment Agreement is not renewed as a result of notice to Mr. Marsala provided 90 days prior to expiration of the initial or a renewal term, Mr. Marsala will be entitled to payment of 1.5 times his annual salary and payment of all remaining lease payments or lease breakage fees on living quarters in the West Hollywood area up to the sum of $2,500 per month, unless the Company takes over the lease, and provided that the Company’s Chief Financial Officer has had a reasonable opportunity to review and approve in writing any such lease or extension thereof or amendment or modification thereto in advance of Mr. Marsala binding himself thereto. Termination by the Company within 365 days of a Change of Control (as defined in the Marsala Employment Agreement) in the absence of Cause will conclusively be deemed a termination by the Company without Cause.

In connection with Mr. Mitchell’s election as Chief Financial Officer, on October 16, 2014, the Company entered into an employment agreement with Mr. Mitchell (the “Mitchell Employment Agreement”). Pursuant to the Mitchell Employment Agreement, the Company agreed to engage Mr. Mitchell, and Mr. Mitchell agreed to serve as the Company’s Chief Financial Officer, for a two-year term, which term will automatically be extended for successive additional one-year terms, unless either party provides written notice to the other 90 days prior to the expiration of the initial term or any successive term, that the Mitchell Employment Agreement will not be renewed. The Company agreed to pay Mr. Mitchell a salary of $190,000 per year and to pay Mr. Mitchell $2,500 per month for living expenses in the West Hollywood, California area. Mr. Mitchell will also be entitled to an annual bonus of up to 35% of his salary, payable up to 50% in cash and the balance payable in equity of the Company, subject to performance criteria and objectives to be established by mutual agreement of the CEO of the Company and Mr. Mitchell within 90 days of the effective date of the Mitchell Employment Agreement, and thereafter from time to time by the CEO in consultation with Mr. Mitchell. Mr. Mitchell will also be entitled to an award of restricted stock units, to be issued within 90 days of the effective date of the Mitchell Employment Agreement, under the Company’s Equity Incentive Plan, in the amount of 7,500 shares of common stock each calendar quarter Mr. Mitchell serves as Chief Financial Officer of the Company. Mr. Mitchell’s grant of 7,500 shares for his first quarter of employment as our Chief Financial Officer was approved on February 10, 2015.

The Company may terminate the Mitchell Employment Agreement with or without Cause (as defined in the Mitchell Employment Agreement) upon written notice to Mr. Mitchell. In the event the Company terminates the Mitchell Employment Agreement without Cause, Mr. Mitchell terminates the Mitchell Employment Agreement with Good Reason (as defined in the Mitchell Employment Agreement), or the Mitchell Employment Agreement is not renewed as a result of notice to Mr. Mitchell provided 90 days prior to expiration of the initial or a renewal term, Mr. Mitchell will be entitled to payment of one-half his annual salary. Termination by the Company within 365 days of a Change of Control (as defined in the Mitchell Employment Agreement) in the absence of Cause will conclusively be deemed a termination by the Company without Cause.

Mr. Marsala’s Restricted Stock Unit grants vested as follows: 50,000 shares on August 6, 2014 and 22,753 shares on October 24, 2014. Mr. Mitchell’s grant of 7,500 shares for his first quarter of employment as our Chief Financial Officer was approved on February 10, 2015 and vested on the same date.

Compensation of Directors

We currently do not compensate our employee directors for their service as directors.

Mr. Lowe entered into a Director Retention Agreement with the Company and its majority shareholder on March 3, 2014. The term expires on March 31, 2016, unless Mr. Lowe is elected to a subsequent term, which would cause the term of the agreement to extent until March 31, 2017. Pursuant to the agreement, Mr. Lowe receives a fee of $4,000 per month during the term, which may be adjusted to $5,000 per month as determined by the CEO of the Company and Mr. Lowe. Mr. Lowe received the following award under the Medbox 2014 Equity Incentive Plan pursuant to the agreement: during the first year of the agreement, the Company issued 178,125 shares of Restricted Stock, vesting over roughly a six month period beginning September 1, 2014, and 65,625 Restricted Stock Units, vesting over a six month period beginning September 1, 2014. For each of his second and third year of service (if elected for a third year), Mr. Lowe will receive 100,000 shares of stock, comprising 75,000 shares of restricted stock vesting quarterly over a 12 month period, and 25,000 Restricted Stock Units vesting quarterly over a 12 month period.

Ambassador Siegel entered into a Director Retention Agreement with the Company and its majority shareholder on April 1, 2014. The term expires on March 31, 2016, unless Ambassador Siegel is elected to a subsequent term, which would cause the term of the agreement to extent until March 31, 2017. Pursuant to the agreement, Ambassador Siegel receives a fee of $4,000 per month during the term, which may be adjusted to $5,000 per month as determined by the CEO of the Company and Ambassador Siegel. Ambassador Siegel received the following award under the Medbox 2014 Equity Incentive Plan pursuant to the agreement: during the first year, Ambassador Siegel received 168,750 shares of restricted stock vested over a six month period beginning September 1, 2014 and 56,250 Restricted Stock Units which vested over a six month period beginning September 1, 2014. For each of his second and third year of service (if elected for a third year), Ambassador Siegel will receive 100,000 shares of stock, comprising 75,000 shares of restricted stock vesting quarterly over a 12 month period, and 25,000 Restricted Stock Units vesting quarterly over a 12 month period.

Ms. Love entered into a Director Retention Agreement with the Company and its majority shareholder on October 22, 2014. The term expires on March 31, 2016, unless Ms. Love is elected to a subsequent term, which would cause the term of the agreement to extent until March 31, 2017. Pursuant to the agreement, Ms. Love receives a fee of $4,000 per month during the term , which may be adjusted to $5,000 per month as determined by the CEO of the Company and Ms. Love. Ms. Love received the following stock award under the Medbox 2014 Equity Incentive Plan pursuant to the agreement: For her service from the date of the agreement through December 31, 2014, Ms. Love received 19,452 restricted stock units which vested immediately. For subsequent years through the end of the term of the agreement, Ms. Love will receive 100,000 shares of stock, comprised of 100,000 shares of restricted stock units which quarterly over a 12 month period.

Director Compensation Table
	Fees earned	Restricted Stock Awards		Restricted Stock Units Awards		All Other Compensation	Total

Ned L. Siegel	$33,000	$1,755,000	(1)	$585,000	(2)	—	$2,373,000

J. Mitchell Lowe	$43,000	$1,852,500	(3)	$682,500	(4)	—	$2,578,000

Jennifer Love	$9,419	$—		$1,313,972	(5)	—	$1,323,391

Matthew Feinstein	—	—		—		—	—

(1)	Includes 84,375 shares vesting in 2014 and 84,375 vesting in 2015
(2)	Includes 28,125 RSUs vesting in 2014 and 28,125 vesting in 2015
(3)	Includes 93,750 shares vesting in 2014 and 84,375 vesting in 2015
(4)	Includes 37,500 RSUs vesting in 2014 and 28,125 vesting in 2015
(5)	Includes 19,452 RSUs vesting in 2014 and 100,000 vesting in 2015
(6)	The amounts listed in the Restricted Stock Awards and Restricted Stock Unit Awards column reflect the fair value of the stock awards granted in accordance with FASB ASC Topic 718, which calls for the restricted stock or restricted stock units to be valued based on the market price of the Company’s common stock based on the grant date.

Outstanding Equity Awards at Fiscal Year-End

There were no outstanding unexercised options; stock that has not vested, or equity incentive plan awards for named executive officers outstanding as of December 31, 2014.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of March 16, 2015 with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of the Company’s executive officers and directors; and (iii) the Company’s directors and executive officers as a group. Except as otherwise indicated, to our knowledge each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

The percentage of class beneficially owned is based on 30,727,185 shares of common stock issued and outstanding as of March 16, 2015. Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Pursuant to the rules of the SEC, shares of common stock which an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants or the conversion of convertible securities are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be beneficially owned and outstanding for the purpose of computing the percentage ownership of any other person shown in the table.

Name	Number of Shares Beneficially Owned		Percentage of Outstanding Shares Beneficially Owned

Dr. Bruce Bedrick	8,090,555	(1)	22.6%
Guy Marsala	72,753		*
Vincent Mehdizadeh	25,090,378	(2)	61.6%
C. Douglas Mitchell (7)	16,367		*
Jennifer Love (7)	19,452		*
J. Mitchell Lowe	167,938	(8)	*
Ned L. Siegel	136,812	(3)	*
PVM International, Inc. (4)	2,942,753		9.6%
Vincent Chase, Incorporated (5)	22,147,625	(6)	54.4%
All officers and directors as a group (5 persons)	413,322		1.3%

*	Less than 1%.
(1)	Includes 5,000,000 shares issuable upon conversion of 1,000,000 shares of Series A Preferred Stock.
(2)	Includes 22,147,625 shares beneficially owned by Vincent Chase, Incorporated (which includes 10,000,000 shares issuable upon conversion of 2,000,000 shares of Series A Preferred Stock) and 2,942,753 shares held by PVM International, Inc.
(3)	Includes 42,187 shares that will vest on March 31, 2015 and 56,250 restricted stock units that have vested or will vest on March 31, 2015.
(4)	Vincent Mehdizadeh has voting and dispositive power over the securities held by PVM International, Inc.
(5)	Vincent Mehdizadeh has voting and dispositive power over the securities held by Vincent Chase, Incorporated.
(6)	Includes 10,000,000 shares issuable upon conversion of 2,000,000 shares of Series A Preferred Stock.
(7)	Restricted Stock Units exercisable into shares at the election of the holder.
(8)	Includes 51,562 shares that will vest on March 31, 2015 and 65,625 restricted stock units that have vested or will vest on March 31, 2015.

Equity Compensation Plan Information

In August 2014, the Company adopted the Medbox, Inc. 2014 Equity Incentive Plan, under which up to 2,000,000 shares of common stock are authorized for issuance to directors, officers, employees and consultants of the Company.

The following table sets forth information concerning our Medbox, Inc. 2014 Equity Incentive Plan, and individual compensation arrangements with employees or consultants of the Company as of December 31, 2014.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plan approved by security holders	—	$—	—

Equity compensation plans not approved by security holders

Medbox, Inc. 2014 Equity Incentive Plan	769,855	$10.54	1,230,145
Total	$769,855	$10.54	$1,230,145

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

We previously had an outstanding note with PVM International, Inc. (“PVMI”), a California corporation wholly owned by Mr. Mehdizadeh, previously our Chief Operating Officer and one of our directors (and currently our largest stockholder), in connection with the sale of MDS to Medbox, Inc. The note was issued on January 1, 2012 for an original amount of $1 million and began paying interest of 10% on January 1, 2013. The note contained a maturity date of December 31, 2012, which was voluntary extended by oral agreement of the parties to June 30, 2013 and has since been satisfied in full. In addition, on January 1, 2012, we issued to PVMI 2,000,000 shares of the Company’s common stock for the use of the PVMI patent related to our dispensing systems. The note was repaid in full and terminated on April 16, 2013.

We use Vincent Chase, Incorporated, a company that is wholly owned by Mr. Mehdizadeh for management advisory and consulting services. We incurred fees of $168,625 and $262,500, respectively, during the years ended December 31, 2014 and 2013, to Vincent Chase, Incorporated for Mr. Mehdizadeh’s advisory services provided through Vincent Chase, Incorporated. Mr. Mehdizadeh received no other compensation from Medbox during these periods other than the fees paid to Vincent Chase, Incorporated. During the period April to May 2013, Vincent Chase, Incorporated was wholly owned by Dr. Bruce Bedrick, our-then Chief Executive Officer and a director. Mr. Mehdizadeh transferred Vincent Chase Incorporated to Dr. Bedrick without consideration on a temporary basis as Mr. Mehdizadeh addressed some personal matters.

We use Kind Clinics, LLC a company owned by Dr. Bedrick, previously our Chief Executive Officer and a director, for marketing support services, including developing leads (including through the Kind Clinics website) interested in alternative medicine consulting services. We incurred fees of $0 and $113,613 respectively during the years ended December 31, 2014 and 2013.

On June 5, 2014, the Company entered into and closed a purchase and sale agreement (the “Bio Tech PSA”) with PVMI. Pursuant to the Bio Tech PSA, the Company sold to PVMI the Company’s rights and claims attributable to or controlled by the Company as a result of the Company’s transactions with Bio Tech Medical Software, Inc. (the “Bio Tech Rights and Claims”), in exchange for the return by PVMI to the Company of 30,000 shares of the Company’s common stock. The amount of consideration paid by PVMI was determined based on the book value of the Bio Tech Rights and Claims and the closing price of the Company’s common stock on June 5, 2014. The Company will have the right, under the Bio Tech PSA, to purchase from PVMI, the Bio Tech Rights and Claims, at any time, for the consideration provided by PVMI, plus the sum of any of PVMI’s reasonable expenditures incurred in pursuit of the Bio Tech Rights and Claims. The reason the Company entered into the Bio Tech PSA was that the Company, after negotiating a settlement with Bio-Tech (see “Legal Proceedings”), realized that it would not have sufficient resources to fully develop its business relationship with Bio Tech in light of other core business opportunities that the Company was intending to develop.

On June 5, 2014, the Company entered into and closed a purchase and sale agreement (the “Medvend PSA”) with PVMI. Pursuant to the Medvend PSA, the Company sold to PVMI the Company’s rights and claims attributable to or controlled by the Company as a result of the Company’s transactions with those three certain stockholders of Medvend, Inc. known as Kaplan, Tartaglia and Kovan (the “Medvend Rights and Claims”), in exchange for the return by PVMI to the Company of 30,000 shares of the Company’s common stock. The amount of consideration paid by PVMI was determined based on the book value of the Medvend Rights and Claims and the closing price of the Company’s common stock on June 5, 2014. The Company will have the right, under the Medvend PSA, to purchase from PVMI, at any time, the Medvend Rights and Claims, for the consideration provided by PVMI, plus the sum of any of PVMI’s reasonable expenditures incurred in pursuit of the Medvend Rights and Claims. The reason the Company entered into the Medvend PSA was as follows. The initial transaction with the Medvend stockholders is the subject of litigation (see “Legal Proceedings”). In light of this litigation and the additional legal costs that are expected to be incurred relating to this litigation, PVMI offered to purchase the Medvend Rights and Claims, as a result of which the Company will not incur the costs and uncertainty of such litigation. As a result, the Company determined that removing this asset from the balance sheet for stock valued at $600,000 was in the best interests of the shareholders.

During the year ended December 31, 2014, the Company issued four notes payable to PVM International Inc. (“PVMI”), a related party which is 100% owned by a co-founder of the Company in the amounts of $250,000, $100,000, $500,000, and $375,000. These notes were subsequently partially repaid leaving $388,477 outstanding as of December 31, 2014. On October 17, 2014 the company entered into an assignment agreement with PVMI through which PVMI assigned all rights and titles for any opened escrow on real estate purchase agreements in San Diego in exchange for a related party notes payable from the Company. As of the signing date the agreement was valued at $190,400 which represented the value of escrow deposits paid by PVMI for eight different real estate agreements.n August 15, 2014, the Company issued a note payable to Vincent Chase, Inc., in the amount of $100,000. The notes bear no interest and are payable on demand. The aggregate amount of outstanding payables to related parties as of December 31, 2014 was $678,877.

On July 23, 2014, PVMI assigned to the Company, for no consideration, the patent, patent applications, trademarks and related intellectual property for Medbox products, which the Company had licensed from PVMI for $1.

On July 21, 2014 the Company paid PVMI $75,000 for money paid by PVMI into escrow for real estate purchases in the San Diego, California area to be used for retail dispensary center license applications.

Upon Dr. Bedrick’s resignation as a director on August 18, 2014, the Company entered into a consulting agreement with Dr. Bedrick, pursuant to which the Company agreed to pay Dr. Bedrick a monthly fee of $12,500 for consulting services to be performed by Dr. Bedrick. The consulting agreement was terminated October 31, 2014.

On October 13, 2014, in connection with Vincent Mehdizadeh’s resignation as an officer of the Company, the Company entered into a consulting agreement with Mr. Mehdizadeh, pursuant to which the Company agreed to pay Mr. Mehdizadeh a monthly fee of $25,000 for consulting services, which will be reduced to $12,500 per month if Mr. Mehdizadeh is engaged in trading any of the Company’s securities at any time within the preceding 30 day period. Mr. Mehdizadeh’s consulting agreement was terminated on December 8, 2014 and a total of $12,375 was paid to Mr. Mehdizadeh under this agreement.

In connection with the Closing of the Purchase Agreement Amendments for financings entered into by the Company in July 2014 and September 2014, Mr. Ned L. Siegel, the chairman of the Company’s Board, entered into two separate subordinated convertible promissory notes with the Company on January 5, 2015 and January 30, 2015, respectively, each in the principal amount of $50,000 and having a three year term and an interest rate of 8% per annum (the “Siegel Notes”). In addition, Mr. Mitchell Lowe, a member of the Board, entered into one subordinated convertible promissory note with the Company on February 2, 2015 in the principal amount of $50,000 and having a three year term and an interest rate of 8% per annum (the “Lowe Note”).

In connection therewith, Mr. Siegel and Mr. Lowe each received a warrant, exercisable for a period of five (5) years from the date of grant, to purchase an amount of Company Common Stock equal to 50% of the principal sum under each of the Siegel Notes and the Lowe Note, respectively, at an exercise price equal to 200% of the applicable Conversion Price (the “Warrants”). The Conversion Price of the Warrants is either (i) 85% of the volume-weighted average price of the Common Stock for the thirty trading days prior to notice of Conversion or (ii) 85% of the per share price of the Company’s next common stock offering of not less than $2 million. Mr. Siegel and Mr. Lowe also received registration rights for the shares underlying the Siegel Notes and the Lowe Notes, respectively.

Director Independence

J. Mitchell Lowe, Ned L. Siegel and Jennifer Love are independent as that term is defined under Nasdaq Marketplace Rules.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

During the fiscal year ending December 31, 2014, Q Accountancy Corporation was the Company’s independent registered public accounting firm and remained so through February 5, 2015. On February 5, 2015, the Audit Committee of the Board approved the dismissal of Q Accountancy Corporation as the Company’s independent registered public accounting firm other than with respect to restatement of the Company’s audited consolidated financial statements for the year ended December 31, 2013 and December 31, 2012 set forth in the Company’s amended Registration Statement on Form 10, filed with the SEC on March 11, 2015. On February 5, 2015, the Audit Committee of the Board engaged Marcum LLP as its independent registered public accounting firm for the Company’s fiscal year ending December 31, 2014.

The following table sets forth fees billed to us by our independent registered public accounting firms for the fiscal years ended December 31, 2014 and December 31, 2013.

Q Accountancy	2014	2013
Audit Fees	$127,018	$119,500
Audit-Related Fees	$4,125	$—
Tax Fees	$—	$—
All Other Fees	$—	$—

Marcum LLP	2014	2013
Audit Fees	$120,000	$—
Audit-Related Fees	$—	$—
Tax Fees	$—	$—
All Other Fees	$—	$—

(1)	Audit fees consist of fees for the audit of the Company’s financial statements and review of financial statements included in the Company’s quarterly reports.
(2)	Audit-related fees include costs incurred for reviews of registration statements and consultations on various accounting matters in support of the Company’s financial statements.
(3)	Tax fees consist of fees for tax compliance matters.
(4)	All other fees: The Company incurred no additional fees from Q Accountancy Corporation or Marcum LLP for other products and services in the 2014 and 2013 fiscal years.

Policy for Pre-Approval of Independent Auditor Services

The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by the independent auditor. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the specific service or category of service and is generally subject to a specific budget. The independent auditor and management are required to periodically communicate to the Audit Committee regarding the extent of services provided by the independent auditor in accordance with this pre-approval, and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis.

PART IV.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a. Financial Statements

We have included the following financial statements and notes with this registration statement:

1. Audited Financial Statements and Notes for the years ended December 31, 2014 and December 31, 2013.

b. Exhibits

3.1	Articles of Incorporation filed with the Secretary of State on June 16, 1977(1)

3.2	Certificate of Amendment of Articles of Incorporation filed with the Secretary of State on September 18, 1998(1)

3.3	Certificate of Amendment of Articles of Incorporation filed with the Secretary of State on May 12, 2000(1)

3.4	Certificate of Amendment of Articles of Incorporation filed with the Secretary of State on November 16, 2006(1)

3.5	Certificate of Amendment of Articles of Incorporation filed with the Secretary of State on January 11, 2008(1)

3.6	Certificate of Amendment of Articles of Incorporation filed with the Secretary of State on August 4, 2009(1)

3.7	Certificate of Amendment of Articles of Incorporation filed with the Secretary of State on August 21, 2009(1)

3.8	Certificate of Amendment of Articles of Incorporation filed with the Secretary of State on February 14, 2011(1)

3.9	Certificate of Amendment of Articles of Incorporation filed with the Secretary of State on August 30, 2011(1)

3.10	Certificate of Amendment of Articles of Incorporation filed with the Secretary of State on July 15, 2013(2)

3.11	Amended and Restated Bylaws of Medbox, Inc. dated July 11, 2013(2)

3.12	Amendment No. 1 to Restated Bylaws of Medbox, Inc. dated December 16, 2014 (10)

3.13	Amendment No. 2 to Amended and Restated Bylaws of Medbox Inc. dated 22, 2014 (11)

4.1	Form of Common Stock Certificate of Medbox, Inc.(2)

4.2	Form of Certificate for the Series A Preferred Stock(2)

10.1	Stock Purchase Agreement, effective as of December 31, 2011, by and among Medbox, Inc. and PVM International, Inc.(1)

10.2	Amended and Restated Stock Purchase Agreement effective as of February 26, 2013, by and between Medbox, Inc. and Bio-Tech Medical Software, Inc.(1)

10.3	Amended and Restated Technology License Agreement, dated as of February 26, 2013, by and between Bio-Tech Medical Software, Inc. and Medbox, Inc.(2)

10.4	Membership Interest Purchase Agreement dated as of March 12, 2013 between Medbox, Inc. and Darryl B. Kaplan, Claudio Tartaglia and Eric Kovan (MedVend Holdings)(2)

10.5	Securities Purchase Agreement dated as of March 22, 2013, by and among Medbox, Inc. and Vapor Systems International, LLC(1)

10.6	Amendment Securities Purchase Agreement by and Medbox, Inc. and Vapor Systems International, LLC, dated July 5, 2013 and effective as of March 22, 2013(2)

10.7	Bio-Tech Purchase and Sale Agreement (4)

10.8	Med Vend Purchase and Sale Agreement (4)

10.9	Form of Securities Purchase Agreement (5)

10.10	Form of Registration Rights Agreement (6)

10.11	Form of Debenture (5)

10.12	Employment Agreement for Guy Marsala (7)

10.13	Consulting Agreement with Bruce Bedrick (8)

10.14	Securities Purchased Agreement (9)

10.15	Registration Rights Agreement (9)

10.16	Form of Debenture (9)

10.17	Amendment No. 1 to Securities Purchase Agreement (9)

10.18	Agreement, dated January 21, 2015, by and among the Company, P. Vincent Mehdizadeh and PVM International, Inc., and Invent Chase, Incorporated (12)

10.19	Voting Agreement, dated January 21, 2015, by and among the Company, P. Vincent Mehdizadeh, PVM International, Inc. and Vincent Chase, Incorporated (12)

10.20	Form of Purchase Agreement Amendment – July Financing (13)

10.21	Form of Amended and Restated Debenture – July Financing (13)

10.22	Form of Modified Debenture – July Financing (13)

10.23	Form of Debenture Agreement Amendment – July Financing (13)

10.24	Form of Warrant – July Financing (13)

10.25	Form of Purchase Agreement Amendment – September Financing (13)

10.26	Form of Amended and Restated Debenture – September Financing (13)

10.27	Form of Modified Debenture – September Financing (13)

10.28	Form of Debenture Agreement Amendment – September Financing (13)

10.29	Form of Warrant – September Financing (13)

10.30	Form of Subordinated Convertible Siegel and Lowe Note (13)

10.31	Medbox, Inc. 2014 Equity Incentive Plan (15)

10.32	Lowe Director Retention Agreement (18)+

10.33	Siegel Director Retention Agreement (19)+

10.34	Love Director Retention Agreement (16)+

10.35	Form of Amendment to Director Retention Agreement*+

10.36	C. Douglas Mitchell Employment Agreement, dated October 16, 2014(17)+

10.37	Amendment to Marsala Employment Agreement, dated December 16, 2014*+

10.38	Amendment to Mitchell Employment Agreement, dated December 16, 2014*+

10.39	Exclusive Trademark and Patent License Agreement Between PVM International, Inc. and Medbox, Inc., dated as of April 1, 2013(1)

10.40	Promissory Note issued to PVMI dated January 1, 2012(2)

10.41	Agreement between Prescription Vending Machines, Inc. and AVT, Inc. dated February 10, 2010 (1)

10.42	Settlement Agreement by and between Medbox, Inc. and Bio-Tech Medical Software, Inc. dated as of February 27, 2014 (14)

10.43	Second Amended and Restated Technology License Agreement, dated February 27, 2014, between Bio-Tech Medical Software, Inc. and Medbox, Inc.(3)

16.1	Letter from Q Accountancy Corporation to the Security and Exchange Commission dated February 5, 2015 (20)

21.1	Subsidiaries of Medbox, Inc.*

23.1	Consent of Marcum LLP*

23.2	Consent of Q Accountancy Corporation*

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

(1)	Incorporated by reference from the Registrant’s Registration Statement on Form 10 file no. 000-54928, originally filed on April 10, 2013.
(2)	Incorporated by reference from the Registrant’s Registration Statement on Form S-1, as amended, file no. 333-189993, originally filed on July 17, 2013.
(3)	Incorporated by reference from Amendment No. 1 to the Registrant’s Registration Statement on Form 10 file no. 000-54928, originally filed on May 13, 2014.
(4)	Incorporated by reference from Registrant’s Current Report on Form 8-K (File 000-54928), originally filed on June 10, 2014.
(5)	Incorporated by reference from Registrant’s Current Report on Form 8-K (File No. 000-54928), filed with the Commission on July 25, 2014.
(6)	Incorporated by reference from the Registrant’s Amendment to Current Report on Form 8-K/A (File No. 000-54928) filed with the Commission on July 29, 2014.
(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-54928), filed with the Commission on July 29, 2014.
(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-54928), filed with the Commission on August 22, 2014.
(9)	Incorporated by reference the Registrant’s Current Report on Form 8-K (File No. 000-54928), filed with the Commission on September 24, 2014.
(10)	Incorporated by reference the Registrant’s Current Report on Form 8-K (File No. 000-54928), filed with the Commission on December 22, 2014.
(11)	Incorporated by reference the Registrant’s Current Report on Form 8-K (File No. 000-54928), filed with the Commission on December 30, 2014.
(12)	Incorporated by reference the Registrant’s Current Report on Form 8-K (File No. 000-54928), filed with the Commission on January 26, 2015.
(13)	Incorporated by reference the Registrant’s Current Report on Form 8-K (File No. 000-54928), filed with the Commission on February 2, 2015.
(14)	Incorporated by reference to the Amendment No. 1 to the Registrant’s Registration Statement on Form 10 File No. 000-54928, filed with the Commission on March 31, 2014.
(15)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-198441), filed with the Commission on August 28, 2014.
(16)	Incorporated by reference to Amendment No. 1 to the Registrant’s Current Report on Form 8-K (File No. 000-54928), filed with the Commission on March 25, 2015.
(17)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-54928), filed with the Commission on October 21, 2015.
(18)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-54928), filed with the Commission on March 25, 2015.
(19)	Incorporated by reference to Amendment No. 2 to the Registrant’s Current Report on Form 8-K (File No. 000-54928), filed with the Commission on March 25, 2015.
(20)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-54928) filed with the Commission on February 6, 2015.
+	Management compensatory arrangement
*	Filed herewith

F-i

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the

Board of Directors and Shareholders of Medbox, Inc.

We have audited the accompanying consolidated balance sheet of Medbox, Inc. (the “Company”) as of December 31, 2014, and the related consolidated statements of comprehensive loss, changes in stockholders’ equity/(deficit) and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Medbox, Inc., as of December 31, 2014, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has a significant working capital deficit and an accumulated deficit as of December 31, 2014, and has incurred a significant net loss and negative cash flows from operations for the year then ended. The foregoing matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 2. These consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

/s/ Marcum LLP

Los Angeles, CA

March 26, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Medbox, Inc.

We have audited the accompanying consolidated balance sheets of Medbox, Inc. as of December 31, 2013 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Medbox, Inc. as of December 31, 2013, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Q Accountancy Corporation

Irvine, California

March 28, 2014, except for the effects of the restatement as discussed in Note 15 to the consolidated financial statements (not presented herein) appearing under Item 15 of the Company’s Amended Registration Statement on Form 10, as to which the date is March 6, 2015.

MEDBOX, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2014	December 31, 2013
Assets
Current assets
Cash and cash equivalents	$101,182	$168,003
Marketable securities	94,776	184,800
Accounts receivable	8,774	339,735
Notes receivable	—	115,000
Inventory	961,236	632,986
Deposits in escrow	400,476	—
Prepaid expenses and other current assets	66,220	89,241

Total current assets	1,632,664	1,529,765

Property and equipment, net of accumulated depreciation of $50,192 and $21,123, respectively	158,318	140,658
Assets held for resale	399,594	—

Investments, at cost	—	1,200,000
Intangible assets, net of accumulated amortization of $83,500 and $32,750 respectively	709,153	682,429
Goodwill	1,260,037	1,090,037
Deposits and other assets	104,726	98,726

Total assets	$4,264,492	$4,741,615

Liabilities and Stockholders’ Equity/(Deficit)
Current liabilities
Accounts payable	$1,713,627	$305,934
Accrued interest payable	372,990	—
Accrued expenses	610,444	142,380
Deferred revenue, current	204,091	683,621
Notes payable	261,434	75,000
Related party notes payable	678,877	111,794
Convertible notes payable, net of discount of $1,225,573	2,524,427	—
Derivative Liability	3,691,853	—
Customer deposits	1,525,808	785,861

Total current liabilities	11,583,551	2,104,590

Deferred revenue, less current portion	568,515	—
Deferred tax liability	160,000	—

Total liabilities	12,312,066	2,104,590

Commitments and Contingencies (Note 19)

Stockholders’ Equity/(Deficit)
Preferred stock, $0.001 par value: 10,000,000 authorized; 3,000,000 and 3,000,000 issued and outstanding as of December 31, 2014 and 2013, respectively	3,000	3,000
Common stock, $0.001 par value: 100,000,000 authorized, 30,496,909 and 29,525,750 issued and outstanding as of December 31, 2014 and 2013, respectively	30,497	29,526
Additional paid-in capital	15,315,110	8,156,358
Common stock subscribed	—	(15,000)
Treasury stock	(1,209,600)	—
Accumulated deficit	(22,078,193)	(5,536,859)
Accumulated other comprehensive loss	(108,388)	—

Total stockholders’ equity/(deficit)	(8,047,574)	2,637,025

Total liabilities and stockholders’ equity/(deficit)	$4,264,492	$4,741,615

See notes to consolidated financial statements

MEDBOX, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the year ended December 31,
	2014	2013

Revenue	$621,106	$2,062,083
Revenue from related party	75,301	—
Less: allowances and refunds	(67,275)	—

Net revenue	629,132	2,062,083
Cost of revenues	3,796,651	2,660,749

Gross loss	(3,167,519)	(598,666)

Operating expenses
Selling and marketing	933,627	664,383
Research and development	242,232	74,861
General and administrative	9,109,205	2,456,435

Total operating expenses	10,285,064	3,195,679

Loss from operations	(13,452,583)	(3,794,345)

Other income (expense)
Interest income (expense), net	(1,282,761)	6,905
Change in fair value of derivative liabilities	(1,805,990)	—
Other income (expense)	—	—

Total other income (expense)	(3,088,751)	6,905

Loss before provision for income taxes	(16,541,334)	(3,787,440)

Provision for income taxes	—	4,000

Net loss	$(16,541,334)	$(3,791,440)

Loss per share attributable to common stockholders
Basic	$(0.55)	$(0.13)

Diluted	$(0.55)	$(0.13)

Weighted average shares outstanding
Basic	30,067,693	28,971,983

Diluted	30,067,693	28,971,983

Other Comprehensive loss

Net loss	$(16,541,334)	$(3,791,440)

Unrealized loss from marketable securities	(108,388)	—

Comprehensive loss	$(16,649,722)	$(3,791,440)

See notes to consolidated financial statements

MEDBOX, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY/(DEFICIT)

	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In Capital	Common Stock Subscribed	Retained Earnings (Accumulated) (Deficit)	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity/(Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balances at January 1, 2013	6,000,000	$6,000	27,367,144	$27,367	0	$—	$1,711,673	$(153,250)	$(1,745,419)	$—	$(153,629)

Issuance of common stock, net of issuance costs	—	—	2,115,100	2,115	—	—	4,484,426	—	—	—	4,486,541
Cancellation of preferred stock	(3,000,000)	(3,000)	—	—	—	—	3,000	—	—		—
Proceeds of common stock subscribed	—	—	—	—	—	—	(138,250)	138,250	—		—
Issuance of warrants for acquisition of Vaporfection	—	—	—	—	—	—	1,166,000	—	—		1,166,000
Issuance of common stock for accounts payable	—	—	43,506	44	—	—	119,509	—	—		119,553
Capital contributions, related parties	—	—	—	—	—	—	810,000	—	—		810,000
Net loss	—	—	—	—	—	—	—	—	(3,791,440)		(3,791,440)

Balances at December 31, 2013	3,000,000	$3,000	29,525,750	$29,526	$—	$—	$8,156,358	$(15,000)	$(5,536,859)	$—	$2,637,025

Issuance of common stock, net of issuance costs	—	—	485,830	486	—	—	2,427,373	—	—		2,427,859
Stock-based compensation	—	—	178,125	178	—	—	4,415,621	—	—		4,415,799
Exercise of warrants	—	—	252,812	253	—	—	(253)	—	—		—
Issuance of shares to settle accounts payable	—	—	54,392	54	—	—	316,011	—	—		316,065
Proceeds from common stock subscribed	—	—	—	—	—	—	—	15,000	—		15,000
Treasury stock	—	—	—	—	(60,000)	(1,209,600)	—	—			(1,209,600)
Unrealized loss from marketable securities	—	—	—	—	—	—	—	—	—	(108,388)	(108,388)
Net loss	—	—	—	—	—	—	—	—	(16,541,334)		(16,541,334)
											—

Balances at December 31, 2014	3,000,000	$3,000	30,496,909	$30,497	(60,000)	$(1,209,600)	$15,315,110	$—	$(22,078,193)	$(108,388)	$(8,047,574)

See notes to consolidated financial statements.

MEDBOX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2014	2013
Cash flows from operating activities
Net loss	$(16,541,334)	$(3,791,440)
Adjustments to reconcile net loss to net cash:
Depreciation and amortization	79,819	69,564
Gain on the sale of property and equipment	—	(20,682)
Provisions and allowances	67,275	—
Gain on sale of investments and property and equipment	(9,600)	—
Market value of securities received for services	(203,165)	—
Change in fair value of derivative liability	1,805,990	—
Amortization of debt discount	935,290	—
Stock based compensation	4,415,799	—
Changes in operating assets and liabilities		—
Accounts receivable	263,686	518,171
Inventory	(328,250)	(48,180)
Deposits in escrow	(400,476)	—
Prepaid expenses and other assets	17,021	(36,725)
Accounts payables	1,723,759	(393,458)
Accrued interest payable	372,990	—
Accrued expenses	468,064	—
Customer deposits	924,747	675,762
Deferred revenue	88,985	(716,409)

Net cash provided by (used in) operating activities	(6,319,400)	(3,743,397)

Cash flows from investing activities
Issuance of note receivable	—	(115,000)
Receipts on notes receivable, net	115,000	—
Purchase of property and equipment, net	(46,729)	(134,451)
Purchase of real estate	(399,594)	—
Purchase of intangible assets, net	(87,474)	—
Advances for investments	—	(1,250,000)

Net cash used in investing activities	(418,797)	(1,499,451)

Cash flows from financing activities
Contribution from related parties	—	810,000
Payments on a long term debt	—	(16,307)
Payments on notes payable	(75,000)	(150,000)
Proceeds from/(payments to) related party notes payable	567,083	(746,285)
Proceeds from issuance of notes payable	261,434	—
Proceeds from issuance of common stock, net	2,442,859	4,486,541
Proceeds from issuance of convertible notes payable, net	3,475,000	—

Net cash provided by financing activities	6,671,376	4,383,949
Net decrease in cash	(66,821)	(858,899)

Cash, beginning of period	168,003	1,026,902

Cash, end of period	$101,182	$168,003

Supplemental disclosures of cash flow information:

Cash paid for interest	$2,834	$2,106

Cash paid for income tax	$—	$10,851

Non- cash investing and financing activities:
Marketable securities received for accounts receivable	$(184,000)	$184,800

Liabilities assumed for Vaporfection	$—	$73,739

Debt repayments	$—	$53,500

Cancellation of preferred stock	$—	$3,000

Common stock issued for accounts payable	$316,065	$119,536

Treasury stock received for sale of advances on investments to related party	$1,200,000

Common stock warrants issued for Vaporfection	$—	$1,166,000

MEDBOX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BUSINESS ORGANIZATION, NATURE OF OPERATIONS

Business Description

Medbox, Inc. (the “Company”) was incorporated in the state of Nevada on June 16, 1977, originally as Rabatco, Inc., subsequently changing its name on May 12, 2000 to MindfulEye, Inc., and again on August 30, 2011 to Medbox, Inc. Medbox, Inc. provides specialized consulting services to the marijuana industry and sells associated patented products, including its Medbox medical dispensing system and medical vaporization devices. The Company works with clients who seek to enter the medical and cultivation marijuana markets in those states where approved. Medbox offers turnkey solutions that assist with licensing and compliance, site selection, design and permitting, safety and security, along with full build-out and operational oversight. Medbox’s consulting solutions and technology create structure and process for clients and their respective businesses in this rapidly emerging sector. In addition, through its wholly owned subsidiary, Vaporfection International, Inc. (“VII”), the Company sells a line of vaporizer and accessory products online and through distribution partners. The Company is headquartered in West Hollywood, California.

On December 31, 2011, Medbox, Inc. entered into a Stock Purchase Agreement with PVM International, Inc. (“PVMI”). Pursuant to two separate closings held on January 1, 2012 and December 31, 2012, the Company acquired from PVMI all of the outstanding shares of common stock in (i) Prescription Vending Machines, Inc.,(PVM) (ii) Medicine Dispensing Systems, Inc. (“MDS, Inc.”) (its Arizona subsidiary), and (iii) Medbox, Inc. (its California subsidiary that is currently inactive) (these three listed subsidiaries are hereafter referred to as the “PVMI Named Subsidiaries”), in exchange for two million shares of the Company’s common stock and a $1 million promissory note.

The transaction between Medbox, Inc. and PVMI was accounted for as a reverse acquisition, where Medbox, Inc. (the legal acquirer) is considered the accounting acquiree and the PVMI Named Subsidiaries (the legal acquiree) are considered the accounting acquirer. The assets and liabilities are transferred at their historical cost with the capital structure of Medbox, Inc. Medbox, Inc. is deemed a continuation of the business of PVMI Named Subsidiaries and the historical financial statements of PVMI Named Subsidiaries are the historical financial statements of Medbox, Inc.

The Company’s PVM subsidiary was incorporated in the state of California in 2008 and its subsidiary, MDS, Inc. was incorporated in the state of Arizona in 2011.

On March 22, 2013, the Company entered into a Securities Purchase Agreement with Vapor Systems International, LLC to acquire 100% of the outstanding common stock of VII in exchange for warrants to purchase 260,854 shares of the Company’s common stock. In addition, the Company agreed to provide up to $1,600,000 in working capital to VII at the Company’s sole discretion which included $175,000 paid to the inventor of certain patents including a warrant to purchase 5,000 shares of the Company’s common stock. This transaction was closed in April 2013.

Medbox, Inc., a Nevada corporation, operates the business directly and through the utilization of 6 operating subsidiaries, as follows:

•	Prescription Vending Machines, Inc., a California corporation, d/b/a Medicine Dispensing Systems in the State of California (“MDS”), which distributes our Medbox™ product and provides related consulting services described further below;

•	Vaporfection International, Inc., a Florida corporation through which we distribute our medical vaporizing products and accessories.

•	Medbox Property Investments, Inc., a California corporation specializing in real property acquisitions and leases for dispensaries and cultivation centers.

•	MJ Property Investments, Inc., a Washington corporation specializing in real property acquisitions and leases for dispensaries and cultivation centers in the state of Washington.

•	Medbox Management Services, Inc., a California corporation specializing in providing management oversight and compliance services to state-licensed dispensaries for cultivation, dispensing, and marijuana infused products (MIPS).

•	Medicine Dispensing Systems, Inc., an Arizona corporation, which distributes our Medbox dispensing system and provides related consulting services in the State of Arizona.

•	Medbox Management Services, Inc., a Nevada corporation specializing in dispensary management services to state licensed dispensaries for cultivation, dispensing, and marijuana infused products.

•	Medbox Management Services, Inc., an Illinois corporation specializing in dispensary management services to state licensed dispensaries for cultivation, dispensing, and marijuana infused products.

In order to obtain the license for one of the Company’s clients the Company registered an affiliated nonprofit corporation Allied Patient Care, Inc. in the state of Oregon.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Medbox, Inc. and its wholly owned subsidiaries, as named in Note 1 above. All intercompany transactions have been eliminated.

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

Concentrations of Credit Risk

The Company maintains cash balances at several financial institutions in the Portland, Oregon, Los Angeles, California area and Florida. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $250,000. The Company has not experienced any losses in such accounts and periodically evaluates the credit worthiness of the financial institutions and has determined the credit exposure to be negligible.

Three customers, one of which is a related party through the entity’s stock ownership in the Company (customer C) represented 65.1% of the total revenue of $696,407 for the year ended December 31, 2014.

Customer	December 31, 2014		January - December 2014		December 31, 2013		January - December 2013
	Accounts Receivable		Revenue		Accounts Receivable		Revenue
	Amount, $	%	Amount, $	%	Amount, $	%	Amount, $	%
A	$—	—%	$203,165	29.2%	$150,000	44.20%	$325,000	15.8%
B	—	—	175,000	25.1	115,200	33.9	—	—
C	—	—	75,301	10.8	—	—	—	—

Subtotal	—	0.0	453,466	65.1	265,200	78.1	$325,000	15.8%

Total	$8,774	100%	$629,132	100.00%	$339,735	100%	$2,062,083	100.00%

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred. The Company incurred advertising and marketing costs of $933,627 and $644,383 for the years ended December 31, 2014 and 2013, respectively.

Research and Development

Research and development expenses are charged to operations as incurred. The Company incurred research and development costs of $242,232 and $74,861 for the years ended December 31, 2014 and 2013, respectively.

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

Embedded derivative - The Company’s convertible notes payable include embedded features that require bifurcation due to a reset provision and are accounted for as a separate embedded derivative (see Note 13). The Company has estimated the fair market value of the embedded derivative of the Notes based on a weighted probability model. The key valuation assumptions used consist of the price of the Company’s stock, a risk free interest rate based on the average yield of a one year Treasury note and expected volatility of the Company’s common stock all as of the measurement dates, and various estimated reset exercise prices allocated by probability. The Company considers these inputs Level 3 assumptions, based on the application of the estimated probability rate being considered an unobservable input.

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

The assets or liability’s fair value measurement within the fair value hierarchy is based upon the lowest level of any input that is significant to the fair value measurement. The following table provides a summary of the relevant assets and liabilities that are measured at fair value on a recurring basis.

	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)		Quoted Prices for Similar Assets or Liabilities in Active Markets (Level 2)	Significant Unobservable Inputs (Level 3)

December 31, 2014
Marketable securities	$94,776	$		$	$94,776
Derivative liability	3,691,853		—	—	3,691,853

Total	$3,786,629	$		$—	$3,786,629

	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)		Quoted Prices for Similar Assets or Liabilities in Active Markets (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2013
Marketable securities	$184,800		$184,800	$—	$—

Total	$184,800		$184,800	$—	$—

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis:

For the year ended December 31, 2014
Total
Beginning balance	$—
Initial recognition of conversion feature	1,885,863
Change in fair value of conversion feature	1,805,990

Ending balance	$3,691,853

Revenue Recognition

Our current revenue model consists of the following income streams:

Consulting fee revenues.

Consulting fee revenues. This revenue stream is a consistent component of our current and anticipated future revenues and is negotiated at the time we enter into a contract. In jurisdictions where there is intense competition for a limited number of dispensing [or cultivating] licenses, we believe the Medbox model, with its incorporated security measures, promotes a distinct advantage in the application selection process for such licenses, especially in the states where an applicant is graded on the ability to demonstrate compliance with applicable law.

Consulting fee revenue is only recognized when the following four criteria are met: 1) persuasive evidence of an arrangement exists, 2) delivery has occurred or services have been rendered, 3) sales price is fixed and determinable and 4) collectability is reasonable assured. For multi-year contracts with upfront payments made by customers, the upfront payments are recognized over the longer of the contract period or the customer relationship. For contracts that include multiple deliverables such as the build out of customer facilities, the Company recognizes revenue when a milestone is reached in the contract such as securing the location, delivery of dispensing machines or completion of the facility.

Revenues on dispensary unit and vaporizer sales. Medbox machines retail for approximately $50,000 for each machine set (including the POS system). In addition, many consulting contracts bundle the sale of the dispensary units within the scope of deliverables to be provided that might also include location build out costs. Bundling through consulting packages is the most common way that we sell and distribute Medboxes. Gross margins on our tabletop vaporizer sales and accessories are expected to initially average out to a net loss position due to initial higher manufacturing costs prior to implementation of the cost reduction process that we have undertaken. The introduction of our portable miVape product in the second quarter of 2015 is expected to provide a cost effective product with industry standard margins while providing significant value to the customer.

Revenue on dispensary unit sales is only recognized when the following four criteria are met: 1) persuasive evidence of an arrangement exists, 2) delivery has occurred or services have been rendered, 3) sales price is fixed and determinable and 4) collectability is reasonable assured. For contracts that include multiple deliverables such as the build out of customer facilities, the Company recognizes revenue when a milestone is reached in the contract such as securing the location, delivery of dispensing machines or completion of the facility. The contract terms are broken down in specific milestones with specific attributable revenue to be earned upon successful completion of the milestone terms. (i.e. if a milestone is completing construction on a client dispensary, the condition for the revenue to be recorded is after issuance of a certificate of occupancy for the newly completed facility. The Company will record a specified amount of revenue attributable to this milestone based on the contract). Equipment sales not associated with a consulting contract are recognized as the product is shipped and title passes. Vaporizer sales are recognized as the product is shipped.

Other revenue includes sales of territory rights, sales/leases of management rights of newly awarded dispensary licenses, and sales/leases of management rights of newly acquired dispensary licenses and physical locations. We enter into transactions with clients who are interested in being granted the right to have us engage exclusively with them in certain territories (which we describe as territory rights), operating existing dispensary locations and buying previously issued dispensary licenses. Terms for each deal are varied and the sales arrangements typically include the delivery of our dispensing technology and dispensary location build-out. We will also seek to enter into contracts to assign exclusive management rights we have been granted by licensees under management rights agreements for retail, dispensary, or cultivation centers for which we have facilitated the granting of licenses.

Other revenue is only recognized when the following four criteria are met: 1) persuasive evidence of an arrangement exists, 2) delivery has occurred or services have been rendered, 3) sales price is fixed and determinable and 4) collectability is reasonable assured. For multi-year contracts with upfront payments made by customers, the upfront payments are recognized over the longer of the contract period or the customer relationship. For contracts that include multiple deliverables such as the build out of customer facilities, the Company recognizes revenue when a milestone is reached in the contract such as securing the location, delivery of dispensing machines or completion of the facility. The contract terms are broken down in specific milestones with specific attributable revenue to be earned upon successful completion of the milestone terms. (i.e. if a milestone is completing construction on a client dispensary, the condition for the revenue to be recorded is after issuance of a certificate of occupancy for the newly completed facility. The Company will record a specified amount of revenue attributable to this milestone based on the contract. Advance payments from clients in advance of work performed are recorded as customer deposits on the balance sheet.

Revenue from referral fees and revenue sharing from real estate transactions with partners. The Company expects to generate revenue from matching its clients with a real estate financing partner to facilitate property purchases and subsequent leasebacks to our clients at a premium to market rates due to the sensitive use (in particular, marijuana retail (sale for recreational purposes), dispensary (sale for medical purposes) and cultivation (marijuana growth and production of marijuana edibles)

Referral fee and revenue sharing revenue is only recognized when the following four criteria are met: 1) persuasive evidence of an arrangement exists, 2) delivery has occurred or services have been rendered, 3) sales price is fixed and determinable and 4) collectability is reasonable assured. For multi-year contracts with upfront payments made by customers, the upfront payments are recognized over the longer of the contract period or the customer relationship. If all required deliverables are complete, the referral fee will be recognized when the customer closes on the subject transaction.

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

Monthly compliance and accountability support revenue is only recognized when the following four criteria are met: 1) persuasive evidence of an arrangement exists, 2) delivery has occurred or services have been rendered, 3) sales price is fixed and determinable and 4) collectability is reasonable assured. Revenue is recognized monthly as the services are delivered to clients.

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

Inventory

Work in process and related capitalized costs includes costs to build out a dispensary in Portland Oregon that is expected to open in the second quarter of 2015. Costs include tenant improvements to the facility, furniture, fixtures and Medbox dispensary units to be used by the licensed operator. It is anticipated this dispensary will be operated by a Medbox licensed operator and revenue and related cost of revenue will be recorded in the statement of operations in the second quarter of 2015.

Basic and Diluted Net Loss Per Share

Basic net income/loss per share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share include the effects of any outstanding options, warrants and other potentially dilutive securities. The Company did not consider any potential common shares in the computation of diluted loss per share for the periods ending December 31, 2014 and 2013, due to the net loss, as they would have an anti-dilutive effect on EPS.

As of December 31, 2014 and 2013, the Company has 3,000,000 shares of Series A preferred stock outstanding with par value of $0.001 that could be converted into 15,000,000 shares of the Company’s common stock. Additionally the Company has 206,480 warrants to purchase common stock outstanding as of December 31, 2014. The Company also has $3,750,000 in convertible debentures whose underlying shares were not included as they are convertible at the holders’ option at an initial fixed conversion price of $11.75.

Accounts Receivable and Allowance for Bad Debts

The Company is subject to credit risk as it extends credit to our customers for work performed as specified in individual contracts. The Company extends credit to its customers, mostly on an unsecured basis after performing certain credit analysis. Our typical terms require the customer to pay a portion of the contract price up front and the rest upon certain agreed milestones. The Company’s management periodically reviews the creditworthiness of its customers and provides for probable uncollectible amounts through a charge to operations and a credit to an allowance for doubtful accounts based on our assessment of the current status of individual accounts. Accounts still outstanding after the Company has used reasonable collection efforts are written off through a charge to the allowance for doubtful accounts. As of December 31, 2014 and December 31, 2013, the Company’s management considered all accounts outstanding fully collectible.

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

Assets Held for Resale

During 2014, the Company has entered into various real estate purchase agreements to support the filing of retail dispensary or cultivation facility licenses in certain states and localities. The cost of the acquired real estate is included in Assets Held for Resale on the consolidated balance sheet. The Company intends to sell the real estate to a long term investor after the license is granted. The Company does not depreciate assets held for resale.

Income Taxes

The Company accounts for income taxes under the asset and liability method in accordance with ASC 740. The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The components of the deferred tax assets and liabilities are classified as current and non-current based on their characteristics. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

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

Commitments and Contingencies

Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and its legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s consolidated financial statements. If the assessment indicates that a potentially material loss contingency is not probable, but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the nature of the guarantee would be disclosed.

The Company accrues all legal costs expected to be incurred per event, up to the amount of their deductible.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. Generally Accepted Accounting Principles when it becomes effective. The new standard is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period and is to be applied retrospectively, with early application not permitted. The new standard permits the use of either the retrospective or cumulative effect transition method. We are currently evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

Management’s Evaluation of Subsequent Events

The Company evaluates events that have occurred after the balance sheet date of December 31, 2014, through the date which the consolidated financial statements were issued. Based upon the review, other than described in Note 20 – Subsequent Events, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

Going Concern

The Company recently revised its business model and completed a restatement of its financial statements. The revision to the business model which recognizes long term contracts for the sale of a dispensary or cultivation center until completion tends to defer revenue and cash flow while expensing the costs to develop markets continue. The recently completed restatements and the on-going investigations by the SEC and the Department of Justice have added general and administrative expenses. The Company also operates in a new, emerging industry where business models are still developing and finalizing new deals can take longer than in more mature industries.

The financial statements were prepared on a going concern basis. The going concern basis assumes that the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of business. During the year ended December 31, 2014, the Company had a net loss of approximately $16.5 million, negative cash flow from operations of $6.3 million and negative working capital of $10.0 million. The Company will need to raise capital in order to fund its operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement a business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

As disclosed in our Form 8-K dated January 28, 2015, our lenders have committed to an additional $3.3 million in funding as our annual SEC filings are completed and the Form S-1 filed with the SEC. Due diligence is in process between an investor and our majority shareholder to sell his majority position which would also yield $5 million in new equity capital for the Company over the next 18 months (see Note 20). Management is committed to conducting a road show after the Form S-1 is declared effective to raise additional equity capital in 2015. The Company expects that these plans will provide it the necessary liquidity through the first quarter of 2016.

To address its financing requirements, the Company will seek financing through debt and equity financings. It is uncertain the Company can obtain financing to fund operating deficits until profitability is achieved. This need may be adversely impacted by: uncertain market conditions, approval of sites and licenses by regulatory bodies and adverse operating results. The outcome of these matters cannot be predicted at this time.

NOTE 3 – ACQUISITION

On March 22, 2013, the Company entered into a purchase agreement for 100% of the issued and outstanding common stock of Vaporfection International Inc. (“VII”) owned by Vapor Systems International LLC (“VSI”). The Company closed the transaction on April 1, 2013. The Company issued 260,854 warrants to shareholders of VII allowing them to purchase one (1) share of Medbox common stock at $.001 per share beginning April 1, 2014. These warrants were valued for the Company’s accounting purposes at $4.47 per warrant, determined by the Company’s independent appraiser. In addition, the Company assumed certain liabilities and a 10% convertible note of VII in the aggregate amount of approximately $470,000. The total value of the acquisition was approximately $1,635,000 and the purchase price has been allocated as per the Company’s independent valuation as follows:

Machinery and equipment	$70,000
IP and related technology	287,000
Amortizable intangible assets:
Customer contracts and related relationships	314,000
Trade name, trademark, and domain name	46,000
Non-compete covenants	23,000
Goodwill	895,000

Total assets acquired	1,635,000
Fair value of liabilities assumed	(469,000)

Net fair value	$1,166,000

The amortizable intangible assets have useful lives not exceeding ten years. No amounts have been allocated to in-process research and development and $895,000 was originally allocated to Goodwill. Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired. From the date of acquisition through March 31, 2014, the purchase price allocation period, the liabilities assumed have been increased by approximately $205,000, as they have been accrued or settled. Accordingly, an additional $10,000 and $195,000 was allocated to Goodwill in the years ended December 31, 2014 and 2013, respectively.

The warrants included a standard anti-dilution provision, which was triggered by the stock dividend declared on December 18, 2013. On or about September 17, 2014, some but not all of the holders of certain warrants for the Company’s common stock issued in connection with the Company’s 2013 purchase of Vaporfection International, Inc. filed suit against the Company in Circuit Court in Palm Beach County, Florida. There was a dispute as to the adjustment of the exercise price, and the suit was resolved in a settlement agreement dated December 29, 2014, which maintained the anti-dilution adjustment as well as an additional 50,000 warrants being issued to certain of the former VII shareholders. The additional warrants were valued at approximately $280,000, which has been recognized as legal expense in the accompanying consolidated financial statements. The expense was determined using the Black Scholes Merton model, with key valuation assumptions used that consist of the price of the Company’s stock at settlement date, a risk free interest rate based on the average yield of a 3 year Treasury note and expected volatility of the Company’s common stock all as of the measurement date. As of December 31, 2014, 252,812 of the warrants were exercised by the former owners of VII.

In addition to the above warrants, the purchase agreement and associated consulting contract with the prior management company of the business unit calls for additional shares of common stock to be issued in the event that the performance of the business unit exceeds $11,818,140 of accumulated EBITDA over the subsequent 4 year operating period. The performance payout is contingent upon future events and accordingly the Company has treated the obtainment of that performance provision as being remote and consequently has not assigned any future value to the purchase price.

The amortizable intangible assets, based on their non-deductibility for tax purposes, gave rise to a deferred tax liability in the amount of $160,000. Goodwill was increased accordingly, the balance after the purchase price allocation adjustments disclosed previously is $1,260,037 at December 31, 2015.

The Company evaluated Goodwill at year end, and as the Company determined that based on qualitative factors it was not more likely than not that there was not any impairment, they performed Step 1 of the Goodwill impairment test. Since the fair value, based on undiscounted expected future cash flows, was in excess of the units carrying value, the Company concluded no impairment was necessary to recognize as of December 31, 2014.

The Company evaluated the Intangible assets with definite lives for any indications of impairment and determined that the same cash projections used for the Goodwill impairment test resulted in a conclusion that no impairment of Intangible assets was necessary.

NOTE 4 – INVESTMENTS

On February 8, 2013, the Company entered into an agreement with Bio-Tech Medical Software, Inc. (“Bio-Tech”) which would allow the Company to purchase 833,333 shares of common stock, which represented 25% of Bio-Tech’s issued and outstanding shares of common stock, for $1,500,000. The Company advanced $600,000 upon execution of this agreement for the right to purchase with the remaining balance of $900,000 due and payable in installments at various dates by August 25, 2013. On June 26, 2013, the Company notified Bio-Tech that it was canceling the agreement.

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

On June 5, 2014 the Company entered into a sale agreement with an affiliate company owned by the co-founder of the Company for the sale of all Bio-Tech rights and claims and a contribution for legal costs of $4,800 in exchange for the return of 30,000 shares of the Company’s common stock with a fair value of $604,800, valued at the market price of the Company’s common shares on the date of the agreement. These shares are treated as treasury stock and can be reissued.

On March 12, 2013, the Company entered into an agreement with three members of MedVend Holdings LLC (“MedVend”) whereby the Company would acquire 50% of their equity interest in MedVend. The purchase price of the equity interest was $4,100,000. The Company paid an advance of $300,000 upon execution of the contract for the right to purchase and another $300,000 was disbursed as an additional investment to MedVend. In May 2013, the three members of MedVend were named in a lawsuit by that entity’s minority shareholders alleging improper conveyance of the three members’ ownership interest in MedVend to the Company. Accordingly, also in May 2013, Medbox filed suit against MedVend and the three members of that entity that were involved in the transaction (Note 19).

The shares of common stock received for the Bio-Tech and MedVend sales to the affiliate company are recorded as treasury stock at cost of $1,209,600 for 60,000 shares.

NOTE 5 – INVENTORY

Inventory is stated at the lower of cost or market value. Cost is determined on a standard cost basis that approximates the first-in, first-out (FIFO) method.

Inventory at December 31, 2014 and 2013 consists of the following:

	December 31, 2014	December 31, 2013
Work in process and related capitalized costs	$308,867	$242,488
Deposits on dispensing machines	325,973	138,423
Vaporizers and accessories	154,930	193,575
Dispensing machines	171,466	58,500

Total inventory, net	$961,236	$632,986

During the year ended December, 31, 2014, the Company wrote down slow moving, older models of vaporizer inventory with a charge to cost of revenue of $329,154. The Company determined there was no obsolete or slow moving inventory as of December 31, 2013.

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2014 and 2013 consists of:

Property and Equipment	December 31, 2014	December 31, 2013
Office equipment	$22,421	$17,192
Furniture and fixtures	74,404	73,567
Website development	46,922	46,922
Product tooling	64,763	24,100

	208,510	161,781
Less accumulated depreciation	(50,192)	(21,123)

Property and equipment, net	$158,318	$140,658

Product tooling costs are related to the tooling of a new product by VII. These tooling costs are accumulated and capitalized until launch date of the new product which is expected to commence in the second quarter of 2015.

NOTE 7 – ASSETS HELD FOR RESALE

In the course of seeking licenses for new locations, the Company has to enter into real estate purchase agreements in order to secure the sites to be developed for clients’ dispensaries and cultivation centers. The Company intends to close on the real estate where purchase agreements have been signed, or to seek partners to replace the Company on each property purchased. During the second quarter of 2014 one of the Company’s subsidiaries entered into a real estate purchase agreement for a Washington state property. The purchase transaction was closed during the third quarter for a total purchase price of $399,594 partially financed by a promissory note for $249,000. The note bears an interest rate of 12% per year and matures on January 30, 2015. The balance of Assets held for resale as of December 31, 2014 is $399,594. There were no such assets as of December 31, 2013.

NOTE 8 – INTANGIBLE ASSETS

The Company acquired certain intangible assets with its purchase of 100% of the outstanding common stock of VII on April 1, 2013. The Company accounts for intangible assets acquired in a business combination, if any, under the purchase method of accounting at their estimated fair values at the date of acquisition. Intangibles are either amortized over their estimated lives, if a definite life is determined, or are not amortized if their life is considered indefinite.

Intangible assets	December 31, 2014	December 31, 2013
Distributor relationship	$314,000	$314,000
IP/technology/patents	324,653	332,179
Domain names	131,000	46,000
Non-compete covenants	23,000	23,000

Subtotal	792,653	715,179
Less accumulated amortization	(83,500)	(32,750)

Intangible assets, net	$709,153	$682,429

The estimated useful lives for significant intangible assets are as follows:

Distributor Relationship	10 years
Domain Names	10 years
IP/Technology/Patents	10 years
Non-Compete covenants	3 years

The Company’s management has evaluated the intangible assets and does not believe any impairment of intangible assets has occurred as of December 31, 2014 and 2013.

NOTE 9 – ACCOUNTS AND NOTES RECEIVABLE

Accounts receivables

Periodically the Company assesses and reviews the receivables for collectability. As of December 31, 2014 and 2013, the Company’s management considered all outstanding accounts receivables fully collectible.

During the year ended December 31, 2014, the Company identified $132,640 of accounts receivable and $75,000 in Notes Receivable where management determined that collection was not likely and therefore the Company recognized bad debt expense of $207,640. The Company will continue to make efforts to collect the full value of the various receivables.

Notes Receivable current

During December 2013, the Company entered into a multiple advance secured promissory note for $1,000,000 with a Canadian partner. This note is due and payable, together with interest at 5% per annum, on December 10, 2018. As of December 31, 2013 the outstanding balance of this note receivable was $115,000. During 2014 the Company advanced to the Canadian partner an additional $40,000, bringing the total outstanding to $155,000. On October 20, 2014, the note receivable was cancelled and repaid in full, including accrued interest of $6,424.

During the third quarter of 2014 one of the Company’s clients signed a Note Receivable for $75,000 as a payment on accounts receivable, with a maturity date of December 31, 2014. However, at December 31, 2014 management determined that collection was not likely, and recognized bad debt expense of $75,000 in connection with the Note Receivable.

Periodically the Company assesses and reviews the Notes Receivable for collectability. As of December 31, 2013, the Company’s management considered all remaining accounts outstanding fully collectible.

NOTE 10 – MARKETABLE SECURITIES

Marketable securities of the Company represent the shares received as a payment from clients for services provided.

Marketable securities	Value as of December 31, 2014	Value as of December 31, 2013
Shares received as a payment from client	$—	$184,800
Securities from MJ Holdings, Inc.	94,776	—

Total marketable securities	$94,776	$184,800

On September 5, 2014 the Company received as a deposit 7,000,000 restricted shares in a publicly traded entity, currently called Endocan, as payment for $300,000 in accounts receivable billed to a customer. The restriction on the shares lapsed in 2014. The value of these unliquidated shares was held as collateral against the outstanding amounts owed to the Company up to $300,000 (the value of receivable of the client) until such time that the shares are liquidated and only at the time that the cash proceeds are used to pay off the receivable will any excess cash received be returned to the client in accordance with the contract. The fair value of the shares as of December 31, 2013 (with 12% restricted stock discount as of December 31, 2013) was $184,800. At December 31, 2014 the Company evaluated the shares for impairment, and noted that Endocan is not currently making material information publicly available, is delinquent on their SEC filings, and is thinly traded on the OTC pink sheets. Furthermore, the last filed financial statements show minimal assets and liabilities of over $1,000,000. Management concluded these factors were indications of impairment, and determined the shares were fully impaired, with the decline being other-than-temporary. As the shares were being held as a deposit against the receivable balance, the fair value was also recognized as a customer deposit, and the impairment will therefore fully reduce the related customer deposit, and not be recognized as an impairment expense.

On May 19, 2014 the Company entered into an agreement with MJ Holdings, Inc., a publicly traded company that provides real estate financing and related solutions to licensed marijuana operators. The Company will market MJ Holdings’ real estate financial products and offerings to its consulting clients and will direct all incoming real estate related opportunities to MJ Holdings. Under the agreement, the Company will receive 50% of management fees and profits realized from the real estate opportunities it presents, in addition to warrants to purchase shares in MJ Holdings. The initial term of the agreement was six months which could have been extended on a month to month basis, but the agreement was terminated at the end of the six month term. MJ Holdings, Inc. agreed to issue to the Company, for this six month term of the contract, 33,333 warrants to purchase common stock on each month’s anniversary of the contract. As of December 31, 2014 the Company received six tranches of warrants for the services provided under the agreement. The following table represents the initial recognition value and subsequent adjustment as of reporting date:

Warrants	Initial Fair Value	Fair Value at Conversion	Gain or (Loss)	Fair Value as of December 31, 2014
Warrant #1	$95,866	$(94,719)	$(1,147)	$—
Warrant #2	2,666		5,513	8,179
Warrant #3	53,867		(44,947)	8,920
Warrant #4	30,600		(20,282)	10,318
Warrant #5	7,133		12,920	20,053
Warrant #6	13,033		12,623	25,656

Total	$203,165	$(94,719)	$(35,320)	$73,126

At initial recognition the value of warrants is recorded as “Marketable securities” and “Revenue” for services provided. Subsequent to initial recognition all valuation adjustments are reflected through other comprehensive income (loss) as “Unrealized gain or losses from marketable securities”. In June 2014, Warrant #1 was converted to 10,825 shares of MJ Holdings common stock through the cashless exercise option. The fair value of the shares as of December 31, 2014 was $21,650, which represents a $73,069 unrealized loss on marketable securities. The Company uses the published closing price of the stock to value the stock held by the Company.

The Company uses a Black-Scholes model to measure the value of the warrants. The following assumptions were used by the Company for the Black-Scholes model valuation of the warrants as of their initial valuation:

Black-Scholes Calculator Data	Initial Valuation and Recognition
	#1	#2	#3	#4	#5	#6
Warrant
Stock price, $	8.69	4.00	8.00	6.15	2.01	2.02
Exercise price, $	6.42	8.45	7.87	6.95	3.53	2.56
Time to maturity, Years	0.5	0.5	0.5	0.5	1.0	1.0
Annual risk-free rate, %	0.05	0.05	0.05	0.05	0.04	0.11
Annualized volatility, %	70.0	70.0	70.0	70.0	70.0	70.0

Black-Scholes Value per warrant, $	2.876	0.080	1.616	0.918	0.214	0.391
Number of warrants/shares	33,333	33,333	33,333	33,333	33,333	33,333

Total value of warrants/shares, $	95,866	2,666	53,867	30,600	7,133	13,033

The following data were used by the Company for the Black-Scholes model valuation of the warrants as of December 31, 2014:

Fair Value of Warrants	As of December 31, 2014
	#2	#3	#4	#5	#6
Warrant
Stock price, $	2.00	2.00	2.00	2.00	2.00
Exercise price, $	8.45	7.87	6.95	3.53	2.56
Time to maturity, Years	1.0	1.0	1.0	1.0	1.0
Annual risk-free rate, %	0.22	0.22	0.22	0.22	0.22
Annualized volatility, %	120.0	120.0	120.0	120.0	120.0

Black-Scholes Value per warrant, $	0.25	0.27	0.31	0.60	0.77
Number of warrants/shares	33,333	33,333	33,333	33,333	33,333

Total value of warrants/shares, $	8,179	8,920	10,318	20,053	25,656

NOTE 11 – CUSTOMER DEPOSITS

Advance payments from customers are recorded as customer deposits on the consolidated balance sheet.

Customer deposits	December 31, 2014	December 31, 2013
Advance payments from customers	$1,450,770	$710,225
Advance payments for vaporizers	75,038	75,636

Total customer deposits	$1,525,808	$785,861

NOTE 12 – SHORT-TERM DEBT

On July 28, 2014 one of the Company’s subsidiaries executed a promissory note for $249,000 for the purchase of real estate (also see Note 7). The note matures on January 30, 2015 and bears 12.0% interest annually. The interest is payable monthly starting August 1, 2014 with a final, sixth payment on January 1, 2015. In the event of a default, as defined, the interest rate increases to 18%, there is a one time 5% late charge on the principal balance, and the note can be accelerated. Subsequent to December 31, 2014, the Company was in default of the repayment terms, and the note terms were modified. (see Note 20).

The other portion of the notes payable balance represents the outstanding balance in the amount of $12,434 for product liability insurance. The financing of product liability insurance bears 5.99% interest and is payable in monthly payments of $2,524 for nine months with the first payment due on September 5, 2014 and the last payment due on May 5, 2015.

The notes payable to related parties bear no interest.

The December 31, 2013 balance of the $75,000 note payable to an unrelated third party was paid in full during 2014.

NOTE 13 – CONVERTIBLE NOTES PAYABLE AND DERIVATIVE LIABILITY

On July 21, 2014, as amended on September 19, 2014 and October 20, 2014, the Company entered into a Securities Purchase Agreement whereby the Company agreed to issue convertible debentures (“July 2014 Purchase Agreement Debentures”) in the aggregate principal amount of $3,500,000, in five tranches. The initial closing in the aggregate principal amount of $1,000,000 occurred on July 21, 2014. The second closing in the amount of $1,000,000 occurred on August 26, 2014; the third of $500,000 on September 26, 2014; and the fourth of $250,000 on November 24, 2014. The fifth closing was modified in January, 2015 (See Note 20). The July 2014 Purchase Agreement Debentures bear interest at the rate of 10% per year. The debt is due July 21, 2015, with repayment, including accrued principal and accrued interest, beginning on the eleventh day of the fourth month after issuance and will continue on the eleventh day of each following 8 successive months thereafter.

Also on September 19, 2014, as amended on October 20, 2014, the Company entered into a securities purchase agreement pursuant to which it agreed to issue convertible debentures (“September 2014 Purchase Agreement Debentures”) (collectively the “Notes”) in the aggregate principal amount of $2,500,000, in two tranches. The initial closing in the principal amount of $1,000,000 occurred on September 19, 2014. The second closing, of $1,500,000, is to occur within 2 days of the effective date of the registration statement filed by the Company for the resale of the shares of common stock issuable upon conversion of the September 2014 Purchase Agreement Debentures. The September 2014 Purchase Agreement Debentures bear interest at the rate of 5% per year. The debt is due September 19, 2015, with repayment, including accrued principal and accrued interest, due in nine monthly installments, commencing the fourth month after issuance.

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

Beginning four months (as subsequently amended) after the initial closing, the Company will begin making amortization payments on the debt in cash, prompting a 30% premium or, at their option and subject to certain conditions, in shares of common stock valued at 70% of the lowest volume weighted average price of the common stock for the 20 prior trading days. However, in the event the registration statement filed by the Company in connection with the respective purchase agreements is not effective within 120 days of the initial closing date under the July 2014 Purchase Agreement and 120 days of the initial closing date under the September 2014 Purchase Agreement, the July 2014 Purchase Agreement Debentures’ and the September 2014 Purchase Agreement Debentures’, respectively, conversion rate will be, during the period commencing 120 days after the initial closing date until the registration statement is effective, equal to 63% of the lowest volume weighted average price of the common stock for the 20 prior trading days. If the aforementioned registration statement is not effective within 160 days of the initial closing date, each of the debentures’ conversion rate will be, during the period commencing 160 days after the initial closing date until the registration statement is effective, equal to 60% of the lowest volume weighted average price of the common stock for the 20 prior trading days.

In connection with each of the purchase agreements, the Company entered into a registration rights agreement with the respective investors, pursuant to which the Company agreed to file a registration statement for the resale of the shares of common stock issuable upon conversion of, or payable as principal and interest on, the respective debentures, within 45 days of the initial closing date under each agreement, and to have such registration statements declared effective within 120 days of the initial closing dates of each purchase agreement. The registration statement was not declared effective within 120 days, and the amortization payment conversion rate was adjusted accordingly.

The $3,750,000 million principal amount of the Notes were issued net of $275,000 debt discount. The conversion feature of the notes meets the definition of a derivative under ASC 815 and due to the reset provision upon subsequent sales of securities at a price lower than the fixed conversion price, requires bifurcation and is accounted for as a derivative liability. The derivative was initially recognized at its estimated fair value of $1.885 million and created a discount on the Notes that will be amortized over the life of the Notes using the effective interest rate method. The fair value of the embedded derivative will be measured and recorded at fair value each subsequent reporting period and changes in fair value will be recognized in the statement of operations as a gain or loss on derivative. For the year ended December 31, 2014 the Company recognized a loss on the change in fair value of derivative liabilities of $1,805,990. See Note 2 Fair value measure for additional information on the fair value and gains or losses on the embedded derivative.

As a result of a new convertible debentures loan agreements entered into in January 2015 (Note 20), which include a conversion rate equal to the lower of (a) $5.00 or (b) 51% of the lowest VWAP for the 20 consecutive Trading Days ending on the Trading Day that is immediately prior to the applicable Conversion Date, the reset provision terms of the July 2014 and September 2014 convertible debentures were triggered and the original fixed conversion price were adjusted accordingly.

NOTE 14 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other currents assets consisted of:

	December 31, 2014	December 31, 2013
Rent	$—	$3,962
Directors & officers insurance	31,491	—
Professional fees	10,000	52,739
Other vendors	24,729	32,540

Prepaid expenses and other current assets	$66,220	$89,241

Deposits in escrow

Deposits in escrow consist of amounts paid to open escrow accounts for the purchase of multiple properties to be used to develop retail dispensary or product cultivation facilities.

NOTE 15 – RESTRICTED STOCK AND RESTRICTED STOCK UNITS (“RSUs”)

On July 23, 2014, in connection with the election of a new Chairman, President and CEO, the Company entered into a two year employment contract with the new CEO. Under the employment contract, the CEO received an award of RSU’s, to be issued within 90 days of the effective date of the Employment Agreement, under the Equity Incentive Plan adopted by the Company, in the amount of the greater (by value) of 50,000 shares of common stock or $500,000 of common stock based on the volume weighted average price for the 30 day period prior to the date of the grant. In October the Company granted 50,000 RSUs in accordance with the employee contract. The Company also agreed to make an equal stock award to the CEO on each anniversary date of the employment agreement. The RSU’s vest immediately during each year of the employment contract. During the third quarter of 2014, 20,000 additional shares were approved to increase the CEO’s first year RSU grant from 50,000 RSU’s to 70,000 RSU’s (see Note 16 for a more detailed discussion of the additional grant). As of December 31, 2014, the fair value of the grant was approximately $970,000 which is being amortized over the CEO’s one year service period.

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

During October 2014 the Compensation Committee of the Board of Directors granted 19,452 RSU’s to a new Board member who was elected to the Board on October 22, 2014. The Board member’s contract calls for grants of 100,000 RSU’s for each succeeding year of service beginning on April 1, 2015, which vest quarterly.

A summary of the activity related to restricted stock and RSUs for the year ended December 31, 2014 is presented below:

Restricted stock	Total shares	Grant date fair value
Restricted stock non-vested at January 1, 2014	—	$—
Restricted stock granted	346,875	10.40
Restricted stock vested	(178,125)	10.40
Restricted stock forfeited	—	—

Restricted stock non-vested at December 31, 2014	168,750	$10.40

Restricted stock units (RSU’s)	Total shares	Grant date fair value
Restricted stock non-vested at January 1, 2014	—	$—
Restricted stock granted	422,980	10.84
Restricted stock vested	(223,396)	11.19
Restricted stock forfeited	—	—

Restricted stock non-vested at December 31, 2014	199,584	$10.70

A summary of the expense related to restricted stock and RSUs for the year ended December 31, 2014 is presented below:

Summary of the expense related to Restricted Stock and RSUs	Year ended December 31, 2014
Restricted Stock	$663,262
RSU’s	3,752,537

$4,415,799

There were not any restricted stock or RSU activity in the year ended December 31, 2013.

NOTE 16 – RELATED PARTY TRANSACTIONS

The Company utilizes Vincent Chase Inc., which is a related party and 100% owned by a co-founder of the Company for management advisory and consulting services. During the year ended December 31, 2014, the Company incurred $168,625 for these services. The contract for the aforementioned services was terminated on December 8, 2014.

During 2013, the Company issued two promissory notes payable to Vincent Chase Inc., on September 20, 2013, in the amount of $150,000 and on October 28, 2013 in the amount of $100,000. At December 31, 2013, the outstanding amount for the combined notes was $111,794. These notes were repaid in full during 2014.

During the year ended December 31, 2014, the Company issued four notes payable to PVM International Inc. (“PVMI”), a related party which is 100% owned by a co-founder of the Company, in the amounts of $250,000, $100,000, $500,000, and $375,000. These notes were subsequently partially repaid leaving $388,477 outstanding as of December 31, 2014. On October 17, 2014 the Company entered into an assignment agreement with PVMI through which PVMI assigned all rights and titles for any opened escrow on real estate purchase agreements in San Diego in exchange for a related party notes payable from the Company. As of the signing date the agreement was valued at $190,400 which represented the value of escrow deposits paid by PVMI for eight different real estate agreements.

On August 15, 2014, the Company issued a note payable to Vincent Chase, Inc., in the amount of $100,000.

The notes bear no interest and are payable on demand.

The aggregate amount of outstanding payables to related parties as of December 31, 2014 was $678,877.

On July 21, 2014, the Company also paid $75,000 to PVMI as a partial payment for advances made by PVMI for escrow deposits used to secure properties for possible license acquisition in the San Diego market area.

During the first quarter of 2014, the Company completed a contract with a related party and shareholder in the amount of $400,000 which was recognized as a Customer deposit in the Company’s balance sheet. In addition, the same related party paid the Company $150,000 for an amount owed to the Company by an unrelated third party to facilitate development at an existing dispensary where the unrelated party purchased an interest during the period. In addition on March 28, 2014 the Company entered into an agreement with a related party for territory rights in Colorado for $500,000. The agreement has a term of five years and in accordance with the Company’s revenue policy, the revenue will be recognized over the five year term.

The Company utilized Dr. Bruce Consulting which is a related party and 100% owned by one of Company’s major shareholders and former Chief Executive Officer for management consulting and advisory service. During the year ended December 31, 2014, the Company incurred expenses in the amount of $43,750 for consulting and advisory services to Dr. Bruce Consulting. For the year ending December 31, 2013, the Company paid salary to Dr. Bruce Bedrick, the former Chief Executive Officer in the gross amount of $133,991.

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

The Series A Preferred Stock has special voting rights when voting as a class with the Common Stock as follows: (i) the holders of Series A Preferred Stock shall have such number of votes as is determined by multiplying (a) the number of shares of Series A Preferred Stock held by such holder, (b) the number of issued and outstanding shares of the Corporation’s Series A Preferred Stock and Common Stock (collectively, the “Common Stock”) on a Fully-Diluted Basis (as hereinafter defined), as of the record date for the vote, or, if no such record date is established, as of the date such vote is taken or any written consent of stockholders is solicited, and (c) 0.00000025; and (ii) the holders of Common Stock shall have one vote per share of Common Stock held as of such date. “Fully-Diluted Basis” mean that the total number of issued and outstanding shares of the Company’s Common Stock shall be calculated to include (a) the shares of Common Stock issuable upon exercise and/or conversion of all of the following securities (collectively, “Common Stock Equivalents”): all outstanding (a) securities convertible into or exchangeable for Common Stock, whether or not then convertible or exchangeable (collectively, “Convertible Securities”), (b) subscriptions, rights, options and warrants to purchase shares of Common Stock, whether or not then exercisable (collectively, “Options”), and (c) securities convertible into or exchangeable or exercisable for Options or Convertible Securities and any such underlying Options and/or Convertible Securities.

Common Stock

On June 5, 2014 the Company entered into two separate sales agreements with an affiliate company owned by the co-founder of the Company. The first was for the sale of all of the Company’s Bio-Tech rights and claims, as consideration for which the Company received 30,000 shares of the Company’s common stock with a fair value of $604,800, as based on the market price of the common stock. The second was for the sale of all the MedVend rights and claims in exchange for 30,000 shares of the Company’s common stock, with a fair value of $604,800 as based on the market price of the common stock. These 60,000 shares of common stock received back by the Company are treated as treasury stock and can be reissued.

During January, 2014, the Company issued 485,830 shares of its common stock at the price of $5.00 per share, resulting in net cash proceeds of $2,427,859.

On December 18, 2013 the Company declared a two-for-one (2:1) forward stock split on its outstanding common stock, effectuated in the form of a common stock dividend. The stock dividend, aggregating in 14,762,875 common shares, was issued on and announced by the Financial Industry Regulatory Authority (FINRA) on February 3, 2014. Accordingly, the Company’s consolidated financial statements have been retroactively stated for all periods presented to reflect the 2:1 forward stock split.

On September 8, 2014 the Company issued 93,751 shares of common stock to two board members from a total grant of 346,875 awarded by the Compensation Committee to board members. On October 7, 2014 additional 84,374 shares were issued to the same board members.

During the fourth quarter of 2014 the Company issued 52,892 shares of its common stock, valued at $316,065 as based on the market price of the common stock, as a payment of certain accounts payables.

During 2013, the Company issued 2,115,100 shares of common stock at an average price $2.23, resulting in net cash proceeds of $4,486,541. In addition, during 2013, the Company had non-cash additions to equity from the issuances of warrants and common stock in connection with the VII acquisition of $1,285,553.

NOTE 18 – INCOME TAXES

The Company accounts for income taxes under FASB ASC 740-10, which requires use of the liability method. FASB ASC 740-10-25 provides that deferred tax assets and liabilities are recorded based on the differences between the tax basis of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.

Deferred income taxes are provided for temporary differences arising from using the straight-line depreciation method for financial statement purposes and accelerated methods of depreciation for income taxes, including differences between book and tax for amortizing organization expenses. In addition, deferred income taxes are recognized for certain expense accruals, allowances and net operating loss carry forwards available to offset future taxable income, net of valuation allowances for potential expiration and other contingencies that could impact the Company’s ability to recognize the benefit.

The Company is required to file federal and state income tax returns. Various taxing authorities may periodically audit the Company’s income tax returns. These audits would include questions regarding the Company’s tax filing positions, including the timing and amount of deductions and the allocation of income to various tax jurisdictions.

The Company is in the process of an examination by the Internal Revenue Service of the year ended December 31, 2011.

Management has performed its evaluation of all other income tax positions taken on all open income tax returns and has determined that there were no positions taken that do not meet the “more likely than not” standard. Accordingly, there are no provisions for income taxes, penalties or interest receivable or payable relating to uncertain income tax provisions in the accompanying consolidated financial statements.

From time to time, the Company may be subject to interest and penalties assessed by various taxing authorities. These amounts have historically been insignificant and are classified as other expenses when they occur.

Deferred tax assets and liabilities result from temporary differences in the recognition of income and expense for tax and financial reporting purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows at December 31:

	2014	2013
Deferred tax assets:
Customer deposits	$295,000	$293,000
Deferred revenue	35,000
Share based compensation	1,760,000
NOL carryforward	5,400,000	2,377,000

Total deferred tax asset	7,490,000	2,670,000
Deferred tax liabilities:
Deferred revenue	—	285,000
Intangible asset amortization	20,000

	20,000	285,000

	7,470,000	2,385,000

Less: Valuation allowance	(7,470,000)	(2,385,000)

	$—	$—

A valuation allowance has been recorded against the realizability of the net deferred tax asset such that no value is recorded for the asset in the accompanying consolidated financial statements. The valuation allowance increased $5,085,000 between the year ended December 31, 2014 and 2013.

The Company has net operating loss carryforwards available for federal and state tax purposes of approximately $13,510,000, at December 31, 2014, which expire in varying amounts through 2034.

For the years ended December 31, 2014 and 2013, a reconciliation of the statutory rate and effective rate for the provisions for income taxes consists of the following:

	2014	2013

Federal Tax statutory rate	34.00%	34.00%

State tax statutory rate	6.00%	8.84%
Permanent differences	(6.72)%	—%

Valuation allowance	(33.28)%	(42.84)%

Effective rate	0.00%	0.00%

NOTE 19 – COMMITMENTS AND CONTINGENCIES

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

In addition, the Company leased office facilities located at West Hills, California and Scottsdale, Arizona from unrelated third parties at a monthly rate of $1,300 and $1,420. The West Hills lease was on a month to month basis. The Arizona lease was a non-auto renewing lease with the most current agreement covering the period from May 1, 2014 to October 31, 2014. The Arizona lease term expired on October 31, 2014. The Company terminated the West Hills and Scottsdale leases effective November 1, 2014.

On December 17, 2013 the Company’s subsidiary Vaporfection International Inc. entered into a 1 year non-cancelable office lease in Deerfield Beach, Florida. The lease started on January 1, 2014 at a monthly rate of $1,981. As of December 31, 2014 this lease was terminated.

The Company rents virtual offices/meeting spaces in Seattle and Illinois on a month to month basis for an aggregate of approximately $705 per month. The payment is charged to rent expense as incurred.

Total rent expense under operating leases for the year ended December 31, 2014 and 2013 was $ 204,726 and $139,330, respectively.

Retail/Cultivation facility leases

The Company’s business model of acquiring retail dispensary and cultivation licenses has made it important to acquire real estate either through lease arrangements or through purchase agreements in order to secure a possible license. On May 8, 2014, the Company entered into a lease agreement for five years with a monthly payment of $7,400 in order to apply for a license and build-out of a location for a client. Also, on July 22, 2014 one of the Company’s subsidiaries Medbox Property Investments, Inc., entered into a new lease for a facility which will be used in the application process for both a dispensary and cultivation facility. The Company paid an initial security deposit of $30,000 and the lease is payable monthly at a rate of $20,000 per month. The lease has a five year term, but is contingent upon license approval which allows for early termination of the lease after January 1, 2015 if the license is not granted. Due to the fact that the Company was unsuccessful in obtaining the license related to the mentioned facility the lease agreement was terminated in November 2014.

The following table is a summary of our material contractual lease commitments as of December 31, 2014:

Year Ending	Office Rent	Retail/Cultivation Facility Lease
2015	$177,936	$88,800
2016	177,936	88,800
2017	88,968	88,800
2018	—	88,800
2019	—	29,600

Total	$444,840	$384,800

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

During the year ended December 31, 2014, the Company paid $930,000, either by deposit into fifteen escrow accounts or direct payments to sellers, to secure the purchase and/or extend the closing dates on real estate to be used for future retail/cultivation facilities with an aggregate purchase price of $26,830,000. During the same period, the Company allowed the escrows to expire on three agreements with an aggregate purchase price of $3,195,000 and forfeited $140,000 in earnest money due to unfavorable terms demanded by the sellers to extend the escrow and closing date.

The Company was not successful in obtaining licenses for another ten locations with an aggregated sales price of $21,515,000 and deposits in escrow totaling $685,000. As a result all escrow accounts were closed with $235,757 forfeited and $419,167 refunded to the Company in 2014, with an additional $30,076 of escrow deposits to be refunded in January 2015.

The remaining two real estate purchase agreements have closing dates of March 31, 2015.

During July, 2014, one of the real estate properties on which the Company opened escrow was foreclosed upon and the agreement was canceled and the escrow in the amount of $10,000 was reimbursed to the Company on July 28, 2014.

During the second quarter of 2014 one of the Company’s subsidiaries entered into a real estate purchase agreement in Washington state. The purchase transaction was closed during the third quarter for a total purchase price of $399,594 partially financed by a promissory note for $249,000.

A summary of open real estate purchase transactions as of December 31, 2014 is represented in the table below:

Property	Purchase price	Closing date	Net escrow balance	Date escrow opened	Additional rents/fees paid to extend closing date

1	$820,000	03/31/2015	55,000	06/28/2014	$9,808
2	1,300,000	03/30/2015	50,000	10/17/2014
3	—		265,400	07/21/2014	—
Escrow deposits to be refunded			30,076

Total	$2,120,000		$400,476		$9,808

Line 3 represents the advance on July 21, 2014 of $75,000 to PVMI, a related party, as a partial payment for advances made by PVMI for escrow deposits used to secure properties for possible license acquisition in the San Diego market area and $190,400 from the assignment agreement.

On October 17, 2014, the Company entered into an assignment agreement with PVMI through which PVMI assigned all rights and titles for any opened escrow on real estate purchase agreements in San Diego in exchange for a related party notes payable from the Company. As of the signing date the agreement was valued at $190,400 which represented the value of escrow deposits paid by PVMI for eight different real estate agreements. Also on the date of the assignment agreement the Company paid $50,000 into an escrow account (line item 2 from the table above) for PVMI. The escrow was related to one of the eight real estate purchase agreements that were part of the assignment.

Board of Directors and Officers

On October 13, 2014, Mr. Vincent Mehdizadeh resigned as an officer of the Company. Mr. Mehdizadeh continued to serve as a consultant to the Company. In his new role, Mr. Mehdizadeh provided consulting services under the title of Founder and Senior Advisor. In connection therewith, on October 13, 2014, the Company entered into a consulting agreement with Mr. Mehdizadeh, pursuant to which the Company agreed to pay Mr. Mehdizadeh a monthly fee of $25,000 for consulting services to be performed by Mr. Mehdizadeh. The monthly consulting fee was reduced to $12,500 per month if Mr. Mehdizadeh is engaged in trading any of the Company’s securities at any time within the preceding 30 day period. The consulting agreement had a two-year term., and a total of $12,375 was paid to Mr. Mehdizadeh under this agreement. Mr. Mehdizadeh’s consulting agreement was terminated on December 8, 2014.

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

In connection with Mr. Doug Mitchell’s election as Chief Financial Officer, on October 16, 2014, the Company entered into an employment agreement with Mr. Mitchell (the “Employment Agreement”). Pursuant to the Employment Agreement, the Company agreed to engage Mr. Mitchell, and Mr. Mitchell agreed to serve as the Company’s Chief Financial Officer, for a two-year term, which term will automatically be extended for successive additional one-year terms, unless either party provides written notice to the other 90 days prior to the expiration of the initial term or any successive term, that the Employment Agreement will not be renewed. The Company agreed to pay Mr. Mitchell a salary of $190,000 per year and to pay Mr. Mitchell $2,500 per month for living expenses in the West Hollywood, California area. Mr. Mitchell will also be entitled to an annual bonus of up to 35% of his salary, payable of up to 50% in cash and the balance payable in equity of the Company, subject to performance criteria and objectives to be established by mutual agreement of the CEO of the Company and Mr. Mitchell within 90 days of the effective date of the Employment Agreement, and thereafter from time to time by the CEO in consultation with Mr. Mitchell. Mr. Mitchell will also be entitled to an award of restricted stock units, to be issued within 90 days of the effective date of the Employment Agreement, under the Company’s Equity Incentive Plan, in the amount of 7,500 shares of common stock each calendar quarter Mr. Mitchell serves as Chief Financial Officer of the Company.

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

Contingencies - SEC investigation

In October 2014 the Board of Directors of the Company appointed a special board committee (the “Special Committee”) to investigate a federal grand jury subpoena pertaining to the Company which was served upon the Company’s then independent public accounting firm, as well as certain alleged wrongdoing raised by a former employee of the Company. Thereafter the Company received subpoenas from the federal grand jury and the Securities and Exchange Commission. In connection with its investigation of these matters, the Special Committee in conjunction with the Audit Committee initiated an internal review by management and by an outside professional advisor of certain prior period financial reporting of the Company. As a result of this review, the Company determined there were errors in properly recording the revenue on certain customer contracts, capital contributions from related parties and improper capitalization of inventory costs. As a result, the Company restated the Company’s consolidated financial statements for the years ended December 31, 2012 and 2013 reported in the Company’s General Form of Registration of Securities on Form 10/A and the condensed consolidated financial statements as of and for the quarterly periods ended March 31, June 30, and September 30, 2014 and 2013.

The SEC is trying to determine whether there have been any violations of the Federal Securities Laws. It said further that the fact of the investigation does not mean that it has concluded that the Company or anyone else has broken the law or that it has a negative opinion of any person, entity or security. The Company is cooperating with the SEC in the investigation.

Registration Statement

The registration rights agreement entered into in connection with the July and September 2014 purchase agreements required the Company to have a Form S-1 declared effective on or before November 18, 2014. Due to the restatement discussed above, the registration statement has been delayed. As a result of the withdrawl of the Form S-1, in January 2015 the Company agreed with the lenders to adjust the conversion rate for the amortization payments and reduced the volume weighted average price for 20 days prior to the issuance to 51%. See Note 20 Subsequent Events for purchase agreement modifications finalized in January 2015.

Litigation

On May 22, 2013, Medbox initiated litigation in the United States District Court in the District of Arizona against three shareholders of MedVend Holdings LLC (“Medvend”) in connection with a contemplated transaction pursuant to which Medbox entered into for the purchase of an approximate 50% ownership stake in MedVend for $4,100,000. The Company paid an advance of $300,000 upon execution of the contract, and another $300,000 was disbursed as an additional investment to MedVend. The lawsuit alleges fraud and related claims arising out of the contemplated transaction during the quarter ended March 31, 2013. The litigation is pending and Medbox has sought cancellation of the agreement due to a fraudulent sale of the stock because the selling shareholders lacked power or authority to sell their ownership stake in MedVend, and their actions were a breach of representations made by them in the agreement. On November 19, 2013 the litigation was transferred to United States District Court for the Eastern District of Michigan. MedVend recently joined the suit pursuant to a consolidation order executed by a new judge assigned to the matter. In the litigation, the selling shareholder defendants seek alternatively to have the transaction performed, or to have it unwound and seek damages. Medbox has denied liability with respect to any and all such counterclaims. A new litigation schedule was recently issued setting trial for September 2015. On June 5, 2014, the Company entered into a purchase and sale agreement (the “Medvend PSA”) with PVM International, Inc. (“PVMI”) concerning this matter. Pursuant to the Medvend PSA, the Company assigned to PVMI the Company’s rights and claims attributable to or controlled by the Company against those three certain selling stockholders of Medvend, known as Kaplan, Tartaglia and Kovan, (the “Medvend Rights and Claims”) in exchange for the return by PVMI to the Company of 30,000 shares of the Company’s common stock. PVMI is owned by Vincent Mehdizadeh, the Company’s largest stockholder. The Company will have the right, under the Medvend PSA, to purchase from PVMI, at any time, the Medvend Rights and Claims, for the consideration provided by PVMI, plus the sum of any of PVMI’s reasonable expenditures incurred in pursuit of the Medvend Rights and Claims. The Court has not yet ruled on the substitution of PVMI as plaintiff in this matter. If necessary, the Company plans to vigorously defend against this matter. The case is in the discovery stage, and, at this time, the Company cannot determine whether the likelihood of an unfavorable outcome of the dispute is probable or remote, nor can they reasonably estimate a range of potential loss, should the outcome be unfavorable.

In January 2015, three separate class action suits were been filed against the Company, certain past and present members of management, and the Company’s Board of Directors. These suits allege that the Company violated federal securities laws by allegedly making materially false and misleading statements regarding the Company’s financial results. The Company has only been served with a complaint on one of these cases, Crystal v. Medbox, Inc., Mehdizadeh, Bedrick, Iwanski, Marasala, and Mitchell. On February 12, 2015, the Court issued an Order Extending Time to Respond to Complaint until such time “any related actions are consolidated, a lead plaintiff and lead counsel are appointed by the Court, the lead plaintiff serves an operative complaint,” and certain other events. The Company intends to vigorously defend itself against these suits. Due to the early stages of the suits, the Company is unable to determine whether the likelihood of an unfavorable outcome of these suits is probable or remote, nor can it reasonably estimate a range of potential loss, including coverage by the Company’s insurance carrier, should the outcome be unfavorable.

On February 20, 2015, a derivative claim was filed, entitled Glitner v. Medbox, wherein the Company was named as both a nominal plaintiff and a defendant and all members of the Company’s Board of Directors were named as individual defendants. The lawsuit seeks damages for breach of fiduciary duties and abuse of control. The Company intends to vigorously defend itself against these suits. Due to the early stages of the suits, the Company is unable to determine whether the likelihood of an unfavorable outcome of the dispute is probable or remote, nor can it reasonably estimate a range of potential loss, should the outcome be unfavorable.

The Company has accrued an additional $500,000 in legal fees to represent amounts They are expecting to pay in excess of the defense costs paid by their insurance Company.

The Company also is the plaintiff in a legal action with a customer to collect past due balances in the amount of approximately $550,000 from the customer. The customer filed a cross complaint for breach of contract and breach of implied covenant of good faith and fair dealing in which the customer claims damages of not less than $500,000. The Company does not believe the cross complaint is meritorious and intends to continue to pursue the amounts due from the customer, and to vigorously defend itself against the claim. At this time, the Company is unable to determine whether the likelihood of an unfavorable outcome of the dispute is probable or remote, nor can it reasonably estimate a range of potential loss, should the outcome be unfavorable.

NOTE 20 – SUBSEQUENT EVENTS

Litigation

On or about January 9, 2015, PVM International, Inc., Vincent Chase, Inc., and Vincent Mehdizadeh, in his individual capacity, (collectively the “VM Parties”) jointly executed that certain “Action by Written Consent of the Stockholders of Medbox, Inc.” (the “Written Consent”) seeking to appoint four successor directors the Company’s board of directors (the “Board”) as of January 29, 2015.

On January 16, 2015, the Company filed a complaint in Los Angeles Superior Court disputing the legal effectiveness of the Written Consent (the “Complaint”).

On January 21, 2015, the Company, P. Vincent Mehdizadeh, PVM International, Inc., (“PVM”), and Vincent Chase, Incorporated, (“VC”) entered into an agreement pursuant to which (1) the VM Parties acknowledged that the Written Consent was cancelled and withdrawn, (2) the parties agreed to enter into a Voting Agreement to vote in favor of and to not remove directors Ned L. Siegel (“Siegel”), Mitch Lowe (“Lowe”), Jennifer Love (“Love”) and Guy Marsala (“Marsala”) for a period of 12 months (the “Voting Agreement”), (3) the Company would dismiss the Complaint with prejudice, (4) the Board would meet with Mr. Mehdizadeh on specified dates during the term of the agreement to discuss and to hear matters of interest or concern of Mr. Mehdizadeh, as a stockholder of the Company (the “Agreement”). Each of the directors of the Company are also parties to the Voting Agreement.

Pursuant to the terms of the Agreement, the VM Parties may on or before January 25, 2015, present a term sheet to the Company from an accredited investor to invest in not less than $1,000,000 in restricted common stock of the Company on terms as reasonably agreed to by the Board (the “Private Placement”). In addition, either as part of the closing of the Private Placement or otherwise at the request of Mr. Mehdizadeh, Mr. Mehdizadeh shall have the right to appoint a person nominated by Mr. Mehdizadeh with industry experience and reasonably acceptable to the Board as the fifth director of the Company.

Amendment and Modification of the July 2014 Financing

On July 21, 2014, Medbox, Inc. (the “Company”) entered into a securities purchase agreement (the “Purchase Agreement”) with accredited investors (the “Investors”) pursuant to which the Company agreed to sell, and the Investors agreed to purchase, convertible debentures (the “Debentures”) in the aggregate principal amount of $3,000,000, in three tranches, each in the amount of $1,000,000. The initial closing under the Purchase Agreement, for Debentures in the aggregate principal amount of $1,000,000 occurred on July 21, 2014. See the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on July 25, 2014. The Investors subscribed for an additional $1,000,000 on August 25, 2014, an additional $500,000 on September 24, 2014, and an additional $250,000 on November 24, 2014 (collectively, with the July 21 Debenture, the “Original Debentures”).

On January 30, 2015, the Company and the Investors entered into an Amendment, Modification and Supplement to the Purchase Agreement (the “Purchase Agreement Amendment”) pursuant to which the Investors will purchase an additional $1,800,000 in seven Modified Closings: (1) $200,000 was funded at the Closing of the Purchase Agreement Amendment; (2) $100,000 will be funded within thirty (30) days of the Closing; (3) $100,000 will be funded within two days following the filing of a registration statement with the SEC to register the shares underlying the Debentures (the “Registration Statement”) and of the Company having filed with the SEC a restatement of the Company’s consolidated financial statements as described in the Company’s Current Report on Form 8-K filed with the SEC on December 22, 2014; (4) $100,000 will be funded within two days of receipt of the first comment letter from the SEC with regard to the Registration Statement; (5) $500,000 will be funded within two days of the date that the Registration Statement is declared effective by the SEC; (6) $500,000 will be funded within five days of the date that the Registration Statement is declared effective by the SEC; and (7) $100,000 will be funded within each of 90, 120, 150, and 180 days from the Closing of the Purchase Agreement Amendment. The Parties entered into a Modified Debenture Agreement for the $200,000 that was funded at the Closing and agreed to use the same form of Modified Debenture for each of the other foregoing Modified Closings (collectively, the “Modified Debentures”). The parties also entered into a warrant instrument granting the Investor the right to purchase shares of common stock of the Company equal to the principal amount of the applicable Modified Debenture divided by a price (the “Reference Price”) equal to 120% of the last reported closing price of the Common stock on the applicable closing date of the Modified Debenture, at an exercise price equal to the Reference Price, with a three year term. The Company also entered into a Debenture Amendment Agreement and an Amended and Restated Debenture for the amount outstanding under the original Debenture, (1) reflecting the terms set forth above, (2) providing for accrued and unpaid interest to be payable upon conversion or maturity rather than on specified payment dates and (3) amending the conversion price of the Debenture to be equal to the lower of $5.00 or 51% of the lowest volume weighted average price for the 20 consecutive trading days prior to the applicable conversion date. In connection with the Purchase Agreement Amendment, the Company is also required to open a new dispensary in Portland, Oregon during the first calendar quarter of 2015, as a condition to closing the fourth, fifth and sixth Modified Closings set forth above. With respect to each of the Modified Closings, the Company will pay a fee to the Investors in the amount equal to 5% of the Subscription Amount of the applicable Modified Closing. The Company must also file the Registration Statement by April 30, 2015 (as amended), and it must be declared effective by June 15, 2015 in order to avoid default and acceleration under the Amended and Restated Debenture.

On March 13, 2015 the Company and the Investors entered into a further amendment (“March 2015 Amendment”) to the July 21, 2014, 10% Convertible debentures, as amended January 30, 2015, whereby the fixed conversion rate was lowered to $1.83, and the anti-dilution reset provision on all previous debentures was triggered. In addition, the March 2015 Amendment modified the filling date requirement for the Registration Statement to be April 30, 2015.

Amendment and Modification of September 2014 Financing

On September 19, 2014, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with an accredited investor (the “Investor”) pursuant to which the Company agreed to sell, and the Investor agreed to purchase, convertible debentures (the “Debentures”) in the aggregate principal amount of $2,500,000, in two tranches, the first in the amount of $1,000,000, and the second in the amount of $1,500,000. The initial closing under the Purchase Agreement, for a Debenture in the principal amount of $1,000,000, occurred on September 19, 2014. See the Company’s Current Report on Form 8-K filed with the SEC on September 24, 2014.

On January 28, 2015, the Company and the Investors entered into an Amendment, Modification and Supplement to the September 19, 2014 Purchase Agreement (Note (the “Purchase Agreement Amendment”) pursuant to which the remaining $1,500,000 will be funded in four Modified Closings: (1) $100,000 was funded at the Closing of the Purchase Agreement Amendment; (2) $100,000 will be funded within two days following the filing of a registration statement with the SEC to register the shares underlying the Debentures (the “Registration Statement”) and of the Company having filed with the SEC a restatement of the Company’s consolidated financial statements as described in the Company’s Current Report on Form 8-K filed with the SEC on December 22, 2014; (3) $100,000 will be funded within two days of receipt of the first comment letter from the SEC with regard to the Registration Statement; and (4) $1,200,000 will be funded within two days of the date that the Registration Statement is declared effective by the SEC. The Parties entered into a Modified Debenture Agreement for the $100,000 that was funded at the Closing and agreed to use the same form of Modified Debenture for each of the other foregoing Modified Closings (collectively, the “Modified Debentures”). The parties also entered into a warrant instrument granting the Investor the right to purchase shares of common stock of the Company equal to the principal amount of the applicable Modified Debenture divided by a price (the “Reference Price”) equal to 120% of the last reported closing price of the Common stock on the applicable closing date of the Modified Debenture, at an exercise price equal to the Reference Price, with a three year term. The Company also entered into a Debenture Amendment Agreement and an Amended and Restated Debenture for the amount outstanding under the original Debenture, (1) reflecting the terms set forth above, (2) providing for accrued and unpaid interest to be payable upon conversion or maturity rather than on specified payment dates and (3) amending the conversion price of the Debenture to be equal to the lower of $5.00 or 51% of the lowest volume weighted average price for the 20 consecutive trading days prior to the applicable conversion date. In connection with the Purchase Agreement Amendment, the Company is also required to open a new dispensary in Portland, Oregon during the first calendar quarter of 2015, as a condition to closing the second, third and fourth Modified Closings set forth above. With respect to each of the Modified Closings, the Company will pay a fee to the Investors in the amount equal to 5% of the Subscription Amount of the applicable Modified Closing. The Company must also file the Registration Statement by April 30, 2015 (as amended), and it must be declared effective by June 15, 2015 in order to avoid default and acceleration under the Amended and Restated Debenture.

In connection with the Closing of the Purchase Agreement Amendments for the July 2014 Financing and the September 2014 Financing, Mr. Ned L. Siegel, the chairman of the Company’s Board, entered into two separate subordinated convertible promissory notes with the Company on January 5, 2015 and January 30, 2015, respectively, each in the principal amount of $50,000 and having a three year term and an interest rate of 8% per annum (the “Siegel Notes”). In addition, Mr. Mitchell Lowe, a member of the Board, entered into one subordinated convertible promissory note with the Company on February 2, 2015 in the principal amount of $50,000 and having a three year term and an interest rate of 8% per annum (the “Lowe Note”).

Mr. Siegel and Mr. Lowe are entitled to receive a warrant, exercisable for a period of five (5) years from the date of grant, to purchase an amount of Company Common Stock equal to 50% of the principal sum under each of the Siegel Notes and the Lowe Note, respectively, at an exercise price equal to 200% of the applicable Conversion Price (the “Warrants”). The Conversion Price of the Warrants is either (i) 85% of the volume-weighted average price of the Common Stock for the thirty trading days prior to notice of Conversion or (ii) 85% of the per share price of the Company’s next common stock offering of not less than $2 million. Mr. Siegel and Mr. Lowe also received registration rights for the shares underlying the Siegel Notes and the Lowe Notes, respectively.

Notes payable

During February 2015 the Company entered into a modified loan agreement with the holder of a $249,000 note payable when they were unable to repay the note on its maturity date. Under the revised loan agreement, the Company agreed with the lender to an extension of the maturity date to July 1, 2015, and increased the interest rate to 18% plus a late charge in the amount of 5% of the principal balance of the note.

Shares issued

On January 15, 2015 the Company issued 206,480 shares to satisfy the conversion of remaining warrants related to the settlement with various previous owners of Vapor Systems International, LLC.

Share purchase and transfer

On March 5, 2015 Mr. Mehdizadeh announced that an agreement has been executed with Lizada Capital LLC, an investor in the field of legal cannabis products, that would result in the transfer of the majority of Mr. Mehdizadeh’s shares of the Company to that firm. Under the agreement, Lizada would purchase 22,160,000 shares, representing 2,000,000 preferred shares and 12,160,000 common shares of Medbox for consideration of approximately $15 million. A total of $5 million of the funds have been designated for purchase of restricted shares of the Company’s common stock, directly from the Company, at $2 per share in the name of Mr. Mehdizadeh’s holding company, PVM International, Inc.

The transaction has 6 separate closings over the course of 18 months, with each of the first five closings being in the amount of $2 million dollars to be paid to Mehdizadeh’s holding company and Medbox equally, or $1 million to each party, to satisfy the $5 million dollar direct investment component of the transaction. The 6th and final closing has a performance contingency and is in the amount of $5 million dollars paid directly to Mehdizadeh’s holding company.

A representative of Lizada will join Medbox’s Board of Directors within the next 90 days, after the first closing is set to occur.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Medbox, Inc.

Date: March 26, 2015	By:	/s/ Guy M. Marsala
Guy M. Marsala
Chief Executive Officer (Principal Executive Officer)

Date: March 26, 2015	By:	/s/ C. Douglas Mitchell
C. Douglas Mitchell
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

POWER OF ATTORNEY

KNOW ALL THESE PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints C. Douglas Mitchel, his or her attorney-in-fact, with full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Principal Executive Officer:

/s/ Guy M. Marsala	President, Chief Executive Officer and Director	March 26, 2015

/s/ Ned L. Siegel	Chairman of the Board	March 26, 2015

/s/ J. Mitchell Lowe	Director	March 26, 2015

/s/ Jennifer Love	Director	March 26, 2015

S-1