Form 10-Q
period 2015-03-31
Medbox, Inc.
filed 2015-05-15
CIK 1547996

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 000-54928

MEDBOX, INC.

(Exact name of registrant as specified in its charter)

Nevada	45-3992444
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

600 Wilshire Blvd. Suite 1500, Los Angeles, CA	90017
(Address of principal executive offices)	(zip code)

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 13, 2015, the registrant had 35,543,259 shares of common stock, par value $0.001 per share, outstanding.

MEDBOX, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

MEDBOX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2015	December 31, 2014
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$92,490	$101,182
Marketable securities	37,340	94,776
Accounts receivable	—	8,774
Inventory	975,773	961,236
Deposits in escrow	320,400	400,476
Prepaid expenses and other current assets	56,909	66,220

Total current assets	1,482,912	1,632,664
Property and equipment, net of accumulated depreciation of $57,812 and $50,192, respectively	150,698	158,318
Assets held for resale	399,594	399,594
Intangible assets, net of accumulated amortization of $96,542 and $83,500 respectively	696,111	709,153
Goodwill	1,260,037	1,260,037
Deposits and other assets	74,727	104,726

Total assets	$4,064,079	$4,264,492

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payables	$2,599,219	$1,713,627
Accrued interest payable	171,716	372,937
Accrued expenses	175,081	610,497
Deferred revenue, current	201,303	204,091
Notes payable	254,011	261,434
Related party notes payable	633,877	678,877
Convertible notes payable, net of discount of $183,478 and $1,225,573, respectively	2,966,522	2,524,427
Convertible notes payable, related parties	150,000	—
Derivative liability	1,609,338	3,691,853
Customer deposits	1,518,808	1,525,808

Total current liabilities	10,279,875	11,583,551
Deferred revenue, less current portion	520,931	568,515
Deferred tax liability	160,000	160,000

Total liabilities	10,960,806	12,312,066

Stockholders’ Deficit
Preferred stock, $0.001 par value: 10,000,000 authorized; 3,000,000 and 3,000,000 issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	3,000	3,000
Common stock, $0.001 par value: 100,000,000 authorized, 32,668,421 and 30,496,909 issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	32,668	30,497
Additional paid-in capital	20,954,900	15,315,110
Treasury stock	(1,209,600)	(1,209,600)
Accumulated deficit	(26,511,871)	(22,078,193)
Accumulated other comprehensive loss	(165,824)	(108,388)

Total stockholders’ deficit	(6,896,727)	(8,047,574)

Total liabilities and stockholders’ deficit	$4,064,079	$4,264,492

See notes to condensed consolidated financial statements.

MEDBOX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	For the 3 months ended
	March 31
	2015	2014
Revenue	$41,747	$51,011
Revenue, related party	24,644	—
Less: allowances and refunds	—	(60,000)

Net revenue	66,391	(8,989)
Cost of revenues	329,296	949,874

Gross loss	(262,905)	(958,863)
Operating expenses
Selling and marketing	179,341	141,554
Research and development	—	8,000
General and administrative	3,870,602	563,370

Total operating expenses	4,049,943	712,924

Loss from operations	(4,312,848)	(1,671,787)

Other income (expense)
Interest income (expense), net	(5,802)	13,652
Financing Costs	(524,882)	—
Change in fair value of derivative liabilities	2,238,858	—
Amortization of debt discount	(1,819,662)
Other income (expense)	(9,342)	—

Total other income (expense)	(120,830)	13,652
Loss before provision for income taxes	(4,433,678)	(1,658,135)
Provision for income taxes	—	—

Net loss	$(4,433,678)	$(1,658,135)

Loss per share attributable to common stockholders
Basic	$(0.14)	$(0.05)

Diluted	$(0.14)	$(0.05)

Weighted average shares outstanding
Basic	30,741,939	30,516,271

Diluted	30,741,939	30,516,271

Other Comprehensive loss
Net loss	(4,433,678)	(1,658,135)
Unrealized loss from marketable securities	(57,436)

Comprehensive loss	$(4,491,114)	$(1,658,135)

See notes to condensed consolidated financial statements.

MEDBOX, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

(Unaudited)

							Additional Paid-In Capital	Common Stock Subscribed	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit
	Preferred Stock		Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount
Balances at January 1, 2015	3,000,000	$3,000	30,496,909	$30,497	(60,000)	$(1,209,600)	$15,315,110	$—	$(22,078,193)	$(108,388)	$(8,047,574)
Stock-based compensation							2,511,542				2,511,542
Exercise of warrants			206,480	206			(206)				—
Issuance of shares and warrants to settle accounts payable			45,747	46			413,475				413,521
Conversions of convertible notes payable			1,919,285	1,919			1,962,417				1,964,336
Issuance of warrants in connection with convertible notes payable							752,562				752,562
Unrealized loss from marketable securities										(57,436)	(57,436)
Net loss									(4,433,678)		(4,433,678)

Balances at March 31, 2015	3,000,000	$3,000	32,668,421	$32,668	(60,000)	$(1,209,600)	$20,954,900	$—	$(26,511,871)	$(165,824)	$(6,896,727)

See notes to condensed consolidated financial statements.

MEDBOX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended March 31,
	2015	2014
Cash flows from operating activities
Net loss	$(4,433,678)	$(1,658,135)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	20,662	18,705
Provisions and allowances	—	60,000
Change in fair value of derivative liability	(2,238,859)	—
Amortization of debt discount	1,819,662	—
Financing costs	524,882
Stock based compensation	2,511,542	—
Changes in operating assets and liabilities		—
Accounts receivable	8,774	227,118
Inventories	(14,537)	258,252
Deposits in escrow	80,076	—
Prepaid expenses and other assets	39,310	(172,317)
Accounts payables	1,299,113	(62,628)
Accrued interest payable	(25,699)	—
Accrued expenses	(440,145)	—
Customer deposits	(7,000)	334,021
Deferred revenue	(50,372)	564,611

Net cash used in operating activities	(906,269)	(430,373)
Cash flows from investing activities
Issuance of note receivable	—	(15,000)
Purchase of property and equipment, net	—	(64,954)
Purchase of intangible assets, net	—	(74,794)

Net cash used in investing activities	—	(154,748)
Cash flows from financing activities
Payments on notes payable	(7,423)	(75,000)
Payments on related party notes payable	(45,000)	(95,120)
Proceeds from issuance of notes payable	—	122,135
Proceeds from issuance of common stock, net	—	2,442,859
Proceeds from issuance of convertible notes payable	800,000	—
Proceeds from issuance of convertible notes payable from related parties	150,000	—

Net cash provided by financing activities	897,577	2,394,874
Net increase/(decrease) in cash	(8,692)	1,809,753
Cash, and cash equivalents, beginning of period	101,182	168,003

Cash, and cash equivalents, end of period	$92,490	$1,977,756

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,103	$608

Cash paid for income tax	$—	$—

Non- cash investing and financing activities:
Marketable securities received for accounts receivable	$—	$258,104

Common stock issued upon debt conversion	$1,964,336	$—

Common stock issued for accounts payable	$413,521	$—

See notes to condensed consolidated financial statements.

MEDBOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BUSINESS ORGANIZATION, NATURE OF OPERATIONS

Medbox, Inc, which is incorporated in the state of Nevada (the “Company”), provides specialized consulting services to the marijuana industry and sells associated patented products, including its Medbox medical dispensing system and medical vaporization devices. The Company works with clients who seek to enter the medical and cultivation marijuana markets in those states where approved. Medbox offers turnkey solutions that assist with licensing and compliance, site selection, design and permitting, safety and security, along with full build-out and operational oversight. The Company’s consulting solutions and technology create structure and process for clients and their respective businesses in this rapidly emerging sector. In addition, through its wholly owned subsidiary, Vaporfection International, Inc. (“VII”), the Company sells a line of vaporizer and accessory products online and through distribution partners. The Company is headquartered in Los Angeles, California.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Medbox, Inc. and its wholly owned subsidiaries:

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

All intercompany transactions, amounts and balances have been eliminated.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the condensed consolidated financial statements as well as the reported expenses during the reporting periods. The Company’s significant estimates and assumptions include the valuation of the Company’s common stock used in the valuation of goodwill, accounts receivable and note receivable collectability, inventory, advances on investments, the valuation of restricted stock and warrants received from customers, the amortization and recoverability of capitalized patent costs and useful lives of long-lived assets, the derivative liability, and income tax expense. Some of these judgments can be subjective and complex, and, consequently, actual results may differ from these estimates. Although the Company believes that its estimates and assumptions are reasonable, they are based upon information available at the time the estimates and assumptions were made. Actual results could differ from these estimates.

MEDBOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Basis of Presentation

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission for Interim Reporting. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, considered necessary for a fair presentation of the results for the interim periods presented. The results for the three months ended March 31, 2015 are not necessarily indicative of results to be expected for a full year, any other interim periods or any future year or period.

The accompanying unaudited interim financial statements and the information included under the heading “Management’s Discussion and Analysis or Plan of Operation” should be read in conjunction with our company’s audited financial statements and related notes included in our company’s Form 10-K for the fiscal year ended December 31, 2014, filed with the SEC on March 26, 2015.

The condensed consolidated balance sheet data as of December 31, 2014 was derived from audited consolidated financial statements.

The Company has performed a review of all subsequent events through the date the unaudited interim financial statements were issued, and has determined that no additional disclosures are necessary.

Concentrations of Credit Risk

The Company maintains cash balances at several financial institutions in the Portland, Oregon, Los Angeles, California area and Florida. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $250,000. At March 31, 2015 and December 31, 2014, the Company’s uninsured balances totaled $0 and $0, respectively. The Company has not experienced any losses in such accounts and periodically evaluates the credit worthiness of the financial institutions and has determined the credit exposure to be negligible.

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred. The Company incurred advertising and marketing costs of $0 and $141,554 for the three months ended March 31, 2015 and 2014, respectively.

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

Embedded derivative - The Company’s convertible notes payable include embedded features that require bifurcation and are accounted for as a separate embedded derivative (see Note 5). The Company has estimated the fair market value of the embedded derivative of the Notes based on a weighted probability model. The key valuation assumptions used consist of the price of the Company’s stock, a risk free interest rate based on the average yield of a one year Treasury note and expected volatility of the Company’s common stock all as of the measurement dates, and various estimated reset exercise prices allocated by probability. The Company considers these inputs Level 3 assumptions.

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

	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Quoted Prices for Similar Assets or Liabilities in Active Markets (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2015
Marketable securities	$37,340	$12,665	$—	$24,675
Derivative liability	1,609,338	—	—	1,609,338

Total	$1,646,678	$12,665	$—	$1,634,013

MEDBOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis:

For the three months ended March 31, 2015
Total
Balance at January 1, 2015	$3,691,853
Additions	695,157
Reclassified to equity upon conversion	(538,814)
Change in fair value of conversion feature	(2,238,858)

Ending balance	$1,609,338

Revenue Recognition

Our current revenue model consists of the following income streams:

Consulting fee revenues. This revenue stream is a consistent component of our current and anticipated future revenues and is negotiated at the time we enter into a contract. In jurisdictions where there is intense competition for a limited number of dispensing or cultivating licenses, we believe the Medbox model, with its incorporated security measures, promotes a distinct advantage in the application selection process for such licenses, especially in the states where an applicant is graded on the ability to demonstrate compliance with applicable law.

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

Revenue from referral fees and revenue sharing from real estate transactions with partners. The Company expects to generate revenue from matching its clients with a real estate financing partner to facilitate property purchases and subsequent leasebacks to our clients at a premium to market rates due to the sensitive nature of the use of the financing (in particular, marijuana retail (sale for recreational purposes), dispensary (sale for medical purposes) and cultivation (marijuana growth and production of marijuana edibles)).

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

Inventory

Inventory is stated at the lower of cost or market value. Cost is determined on a cost basis that approximates the first-in, first-out (FIFO) method.

MEDBOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Work in process and related capitalized costs includes costs to build out a dispensary in Portland Oregon that opened in the second quarter of 2015. Costs include tenant improvements to the facility, furniture, fixtures and Medbox dispensary units to be used by the licensed operator.

Basic and Fully Diluted Net Income/Loss Per Share

Basic net income/loss per share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share include the effects of any outstanding options, warrants and other potentially dilutive securities. The Company did not consider any potential common shares in the computation of diluted loss per share for the three months ending March 31, 2015 and 2014, due to the net loss, as they would have an anti-dilutive effect on EPS.

As of March 31, 2015 and 2014, the Company has 3,000,000 shares of Series A preferred stock outstanding with par value of $0.001 that could be converted into 15,000,000 shares of the Company’s common stock. Additionally the Company has 337,946 warrants to purchase common stock outstanding as of March 31, 2015. The Company also has $3,300,000 in convertible debentures outstanding at March 31, 2015, whose underlying shares were not included as they are convertible at the holders’ option at a conversion price of the lower of $1.88 or 51% of the VWAP over the last 40 days prior to conversion (subject to reset upon a future dilutive financing; see Footnote 10 for a reset subsequent to the date of these condensed consolidated financial statements).

Income Taxes

The Company accounts for income taxes under the asset and liability method in accordance with ASC No. 740. The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The components of the deferred tax assets and liabilities are classified as current and non-current based on their characteristics. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

In addition, the Company’s management performs an evaluation of all uncertain income tax positions taken or expected to be taken in the course of preparing the Company’s income tax returns to determine whether the income tax positions meet a “more likely than not” standard of being sustained under examination by the applicable taxing authorizes. This evaluation is required to be performed for all open tax years, as defined by the various statutes of limitations, for federal and state purposes. An IRS audit is still open on the year ended December 31 2011, in which the Company received a notice of deficiency for the amount of approximately $60,000. The Company does not concur with the IRS findings and is in the process of challenging the determination

Commitments and Contingencies

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

MEDBOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Going Concern

The accompanying unaudited interim financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has an accumulated deficit of approximately $26,512,000 as of March 31, 2015. During the three months ended March 31, 2015, the Company had a net loss of approximately $4,434,000, negative cash flow from operations of approximately $906,000 and negative working capital of approximately $8,797,000. The Company will need to raise capital in order to fund its operations

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement a business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

As disclosed in our Form 8-K dated January 28, 2015, our lenders have committed to an additional $3.3 million when our Form S-1, which was filed with the SEC on April 9, 2015, is declared effective by the SEC. Due diligence is in process between an investor and our majority shareholder to sell his majority position which would also yield $5 million in new equity capital for the Company over the next 18 months (see Note 10). Management is committed to conducting a road show after the Form S-1 is declared effective to raise additional equity capital in 2015. The Company expects that these plans will provide it the necessary liquidity to continue operations for the next 12 months.

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

Recent Accounting Pronouncements

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entities Ability to Continue as a Going Concern (ASU 2014-15). The guidance in ASU 2014-15 sets forth management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern as well as required disclosures. ASU 2014-15 indicates that, when preparing financial statements for interim and annual financial statements, management should evaluate whether conditions or events, in the aggregate, raise substantial doubt about the entity’s ability to continue as a going concern for one year from the date the financial statements are issued or are available to be issued. This evaluation should include consideration of conditions and events that are either known or are reasonably knowable at the date the financial statements are issued or are available to be issued, as well as whether it is probable that management’s plans to address the substantial doubt will be implemented and, if so, whether it is probable that the plans will alleviate the substantial doubt. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods and annual periods thereafter. Early application is permitted. The Company has elected to early adopt this guidance in the current interim period.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, however, the FASB has proposed a one-year deferral, with early application not permitted. The new standard permits the use of either the retrospective or cumulative effect transition method. We are currently evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

MEDBOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – INVENTORIES

Inventories are stated at the lower of cost or market value. Cost is determined on a standard cost basis that approximates the first-in, first-out (FIFO) method.

The consolidated inventories at March 31, 2015 and December 31, 2014 consist of the following:

	March 31, 2015	December 31, 2014
Work in process and related capitalized costs	$299,791	$308,867
Deposits on dispensing machines	325,973	325,973
Vaporizers and accessories	178,543	154,930
Dispensing machines	171,466	171,466

Total inventory, net	$975,773	$961,236

Work in process and related capitalized costs includes costs to build out a dispensary in Portland, Oregon that opened in the second quarter of 2015. Costs include tenant improvements to the facility, furniture, fixtures and Medbox dispensary units to be used by the licensed operator.

NOTE 4 – MARKETABLE SECURITIES

On May 19, 2014 the Company entered into a six month agreement with a publicly traded company that provides real estate financing and related solutions to licensed marijuana operators, under which the other entity issued approximately 200,000 warrants to the Company as consideration for referral fees. The Company exercised 33,333 warrants into 10,825 shares of common stock of the other entity, through the cashless exercise option, leaving the Company with 166,665 warrants. The warrants fair value of $ $24,675 as of March 31, 2015 was determined using the Black Scholes Merton model with the following assumptions: estimated term of one year, annual risk-free rate of .26%, and annualized expected volatility of 120%.

The fair value of the shares as of March 31, 2015 was $ 12,665. The Company uses the published closing price of the stock to value the stock held by the Company.

MEDBOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – CONVERTIBLE NOTES PAYABLE AND DERIVATIVE LIABILITY

On July 21, 2014, as amended on September 19, 2014 and October 20, 2014, the Company entered into a Securities Purchase Agreement whereby the Company agreed to issue convertible debentures (“July 2014 Debentures”) in the aggregate principal amount of $3,500,000, in five tranches. The initial closing in the aggregate principal amount of $1,000,000 occurred on July 21, 2014. The second closing in the amount of $1,000,000 occurred on August 26, 2014; the third of $500,000 on September 26, 2014. The fourth and fifth, each in the amount of $500,000, were to occur within 2 and 5 business days, respectively, of the effective date of the registration statement filed by the Company for the resale of the shares of common stock issuable upon conversion of the July 2014 Debentures. The Registration statement was withdrawn in December 2014, and was later refiled on April 9, 2015. The July 2014 Debentures bear interest at the rate of 10% per year. The debt is due July 21, 2015, with the original agreement calling for amortization payments, including accrued principal and accrued interest, beginning on the eleventh day of the fourth month after issuance and will continue on the eleventh day of each following eight successive months thereafter.

Also on September 19, 2014, as amended on October 20, 2014, the Company entered into a securities purchase agreement pursuant to which it agreed to issue convertible debentures (“September 2014 Debentures”) in the aggregate principal amount of $2,500,000, in two tranches. The initial closing in the principal amount of $1,000,000 occurred on September 19, 2014. The second closing, of $1,500,000, is to occur within 2 days of the effective date of the registration statement filed by the Company for the resale of the shares of common stock issuable upon conversion of the September 2014 Debentures. The September 2014 Debentures bear interest at the rate of 5% per year. The debt is due September 19, 2015, and the original agreement called for amortization payments, including accrued principal and accrued interest, due in nine monthly installments, commencing the fourth month after issuance.

Both the original July 2014 Purchase Agreement Debentures and September 2014 Debentures prior to subsequent amendment, share the following significant terms:

All amounts are convertible at any time, in whole or in part, at the option of the holders into shares of the Company’s common stock at a conversion price. The Notes were initially convertible into shares of the Company’s common stock at the initial Fixed Conversion Price of $11.75 per share. The Fixed Conversion Price is subject to adjustment for stock splits, combinations or similar events. If the Company makes any subsequent equity sales (subject to certain exceptions), under which an effective price per share is lower than the Fixed Conversion Price, then the conversion price will be reduced to equal such price.

The Company may make the amortization payments on the debt in cash, prompting a 30% premium or, subject to certain conditions, in shares of common stock valued at 70% of the lowest volume weighted average price of the common stock for the 20 prior trading days.

In connection with each of the purchase agreements, the Company entered into a registration rights agreement with the respective investors, pursuant to which the Company agreed to file a registration statement for the resale of the shares of common stock issuable upon conversion of, or payable as principal and interest on, the respective debentures, within 45 days of the initial closing date under each agreement, and to have such registration statements declared effective within 120 days of the initial closing dates of each purchase agreement. Through subsequent modifications of the July 2014 Debentures and September 2014 Debentures, the required date to file the registration statement and the effective date of the registration statement have been changed, and as of March 31, 2015 are April 15, 2015 and July 15, 2015, respectively. The registration statement was filed on April 9, 2015.

The conversion feature of the July 2014 Debenture and the September 2014 debenture meets the definition of a derivative and due to the reset provision to occur upon subsequent sales of securities at a price lower than the fixed conversion price, requires bifurcation and is accounted for as a derivative liability. The derivative was initially recognized at its estimated fair value of approximately $1,885,000 and created a discount on the Notes that will be amortized over the life of the Notes using the effective interest rate method. The fair value of the embedded derivative is measured and recognized at fair value each subsequent reporting period and the changes in fair value are recognized in the Statement of Operations as Change in fair value of derivative liability. For the three months ended March 31, 2015 the Company recognized a loss on the change in fair value of derivative liabilities of approximately $2,340,000 (including the change in fair value related to the new convertible debentures issued in the first quarter of 2015 discussed below). See Note 2 Fair value measure for additional information on the fair value and gains or losses on the embedded derivative.

On January 30, 2015, the Company and the Investors entered into an Amendment, Modification and Supplement to the Purchase Agreement (the “Purchase Agreement Amendment” or the “Modification”) pursuant to which the Investors agreed to purchase an additional $1,800,000 in seven Modified Closings: (1) $200,000 was funded at the Closing of the Purchase Agreement Amendment; (2) $100,000 to be funded within thirty (30) days of the Closing; (3) $100,000 to be funded within two days following the filing of a registration statement with the SEC to register the shares underlying the Debentures (the “Registration Statement”) and of the Company having filed with the SEC a restatement of the Company’s consolidated financial statements as described in the Company’s Current Report on Form 8-K filed with the SEC on December 22, 2014; (4) $100,000 to be funded within two days of receipt of the first comment letter from the SEC with regard to the Registration Statement; (5) $500,000 to be funded within two days of the date that the

MEDBOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – CONVERTIBLE NOTES PAYABLE AND DERIVATIVE LIABILITY, CONTINUED

Registration Statement is declared effective by the SEC; (6) $500,000 to be funded within five days of the date that the Registration Statement is declared effective by the SEC; and (7) $100,000 to be funded within each of 90, 120, 150, and 180 days from the Closing of the Purchase Agreement Amendment. The Modification also eliminated the amortization payments discussed above, and provided for accrued and unpaid interest to be payable upon conversion or maturity rather than on specified payment dates. The Company is also required to open a new dispensary in Portland, Oregon during the first calendar quarter of 2015(which was later modified to April 30, 2015). The Company must also file the Registration Statement by March 8, 2015 (later amended), and it must be declared effective by June 15, 2015 in order to avoid default and acceleration under the Amended and Restated Debenture. As noted above the Registration Statement was filed on April 9.2015.

On March 13, 2015 the Company and the Investors entered into a further amendment (“March 2015 Amendment”) to the July 21, 2014, 10% Convertible debentures, as amended January 30, 2015, whereby the reset of the fixed conversion rate to $1.83 caused by recent dilutive issuances was reiterated for all previously issued notes. In addition, the March 2015 Amendment modified the opening date of the Portland, Oregon dispensary to be April 30, 2015. Neither of these modified terms had an impact on the accounting treatment of the Debentures.

The July 2014 financing was further modified on March 23, 2015. The closing dates of the financing were again modified, investments by two members of the Board of Director’s (“Board”) was required, and the deadline for filing of the registration statement was changed to no later than April 15, 2015, and its effective date to no later than July 15, 2015. Neither of these modified terms had an impact on the accounting treatment of the Debentures.

On January 28, 2015, the Company and the Investors entered into an Amendment, Modification and Supplement to the September 2014 Debenture, pursuant to which the remaining $1,500,000 will be funded in four Modified Closings as set forth in the agreement, and contains other modifications with the same terms as was contained in the January 30, 2015 Modification.

The Company considered if the above modifications should be accounted for as an extinguishment or modification of the existing debt. The Company first evaluated if the modification of terms could be considered a troubled debt restructuring, but the modification did not meet the criteria as the Investors did not grant a concession to the Company for economic or legal reasons related to any financial difficulties of the Company. The majority of the modifications related to deadlines being extended for certain required events. The only financial modification was to revise the payment schedule on the Debentures to eliminate the amortization payments and instead require all to be due at maturity. The Company concluded this is not regarded as a concession as it is not the forgiveness of any interest payments, nor reduction of principal, nor change to the maturity date. Therefore, the modification of the terms was evaluated to determine if the changes in the Debentures’ future cash flows were in excess of 10% and considered substantial, which would require the Debentures to be accounted for as extinguished and replaced with new debt. As the modification resulted in a less than 10% estimated change in future cash flows, the Company concluded that the modification of the terms of the July 2014 and September 2014 Debentures was to be accounted for as a modification of the existing Debentures.

As part of the January 30, 2015 Modification, the Parties entered into a Modified Debenture Agreement for the $200,000 that was funded at the Closing and agreed to use the same form of Modified Debenture for each of the other foregoing Modified Closings (collectively, the “Modified Debentures”). The fixed conversion price of the Modified Debenture was the lower of $5.00 or 51% of the lowest volume weighted average price for the 20 consecutive trading days prior to the applicable conversion date. This new fixed conversion price was a dilutive issuance to the outstanding July 2014 and September 2014 Debentures, thereby triggering a reset of the older fixed conversion price. As a result of the reset to the conversion price, at January 30, 2015, the derivative liability was remeasured to a fair value of approximately $2,690,000, using a weighted probability model as estimated by management. A change in fair value of the derivative liability of approximately $1,070,000 was recognized as a gain on the Statement of Operations in the three months ended March 31, 2015.

The additional Modified Debentures under the July 2014 Debentures closed on February 27, 2015 in the amount of $100,000, March 13, 2015 in the amount of $50,000, March 16, 2015 in the amount of $25,000, March 20, 2015 in the amount of $75,000 and on March 26, 2015 in the amount of $150,000. All these Modified Debentures have a fixed conversion price of the lower of $1.83 or 51% of the VWAP for the last 20 days prior to the conversion. This new fixed conversion price was a dilutive issuance to the outstanding July 2014 and September 2014 Debentures, thereby triggering a reset of the previous $5 fixed conversion price. This reset resulted in the derivative liability being revalued at February 27, 2015, using a weighted probability model for a fair value of $2,720,000, for a change in fair value of approximately $334,000, recognized as a gain on the Statement of Operations.

MEDBOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – CONVERTIBLE NOTES PAYABLE AND DERIVATIVE LIABILITY, CONTINUED

The additional Modified Debentures under the September 2014 Debentures closed on January 29, 2015 in the amount of $100,000 and February 24, 2015 in the amount of $100,000. These Modified Debentures have a fixed conversion price of the lower of $5.00 or 51% of the VWAP for the last 20 days prior to the conversion. This new fixed conversion price was a dilutive issuance to the outstanding July 2014 and September 2014 Debentures, thereby triggering a reset of the previous $5 fixed conversion price. The resulting reset and remeasurement of the fair value of the derivative liability is included in the amounts of the change to fair value discussed above.

The Directors convertible debentures required under the March 23, 2015 Modification, issued in the first quarter of 2015, total $150,000, and have a three year term and an interest rate of 8% per annum. They are convertible at a fixed conversion price of the lower of $1.83 or 51% of the VWAP for the last 20 days prior to conversion. As with the Modified Debentures, the debentures included a reset provision, which resulted in the conversion feature being bifurcated and accounted for as a derivative liability, with an initial fair value of $132,175.

The Modified Debentures also included a warrant instrument granting the Investor the right to purchase shares of common stock of the Company equal to the principal amount of the applicable Modified Debenture divided by a price equal to 120% of the last reported closing price of the Common stock on the applicable closing date of the Modified Debenture, with a three year term.

The warrants issued in the first quarter of 2015 in connection with all the Modified Debentures are summarized below:

Date issued	Number of warrants	Exercise price	Fair Value
July 2014 Modified Debentures
January 30, 2015	40,552	$4.93	$159,601
February 26, 2015	45,537	2.20	79,904
March 13, 2015	21,151	2.36	39,965
March 16, 2015	10,575	2.36	19,981
March 20, 2015	41,946	1.79	59,942
March 27, 2015	75,758	1.98	119,888

September 2014 Modified Debentures
January 28, 2015	18,038	5.54	80,156
February 13, 2015	57,870	1.73	96,689

Directors
January 5, 2015	6,173	8.10	39,901
January 30, 2015	10,142	4.93	39,916
February 2, 2015	10,204	4.90	16,619

Total	337,946		$752,562

During the three months ended March 31, 2015, $900,000 principal of the July 2014 Debentures and $500,000 principal and approximately $25,000 accrued interest of the September 2014 Debentures were converted into 1,919,285 of the Company’s common shares at an average price of $0.74, based on 51% of the calculated VWAP. As a result of the conversions approximately $90,000 of the related debt discount was immediately amortized as Amortization of debt discount on the Statement of Comprehensive Loss. Upon conversion, the derivative fair value for the amounts converted were remeasured through the date of conversion, with the resulting change of fair value of approximately $160,000 recognized on the Statement of Consolidated Comprehensive Loss. At the same time, the fair value of the conversion feature derivative liability related to the amount converted was reclassified to equity.

MEDBOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – RESTRICTED STOCK AND RESTRICTED STOCK UNITS (“RSUs”)

On July 23, 2014, in connection with the election of a new Chairman, President and CEO, the Company entered into a two year employment contract with the new CEO. Under the employment contract, the CEO received an award of RSU’s, to be issued within 90 days of the effective date of the Employment Agreement, under the Equity Incentive Plan adopted by the Company, in the amount of the greater (by value) of 50,000 shares of common stock or $500,000 of common stock based on the volume weighted average price for the 30 day period prior to the date of the grant. The Company also agreed to make an equal stock award to the CEO on each anniversary date of the employment agreement. The RSU’s vest immediately during each year of the employment contract. The fair value of the awards, as determined on grant date, was $711,500 which is being amortized over the CEO’s one year service period.

On August 21, 2014, the Compensation Committee of the granted Restricted Stock and RSU’s to two Board members who were elected to the Board on April 9, 2014. Under the award, the Directors received 346,875 shares of restricted stock and 121,875 RSU’s under which the holders have the right to receive 121,875 shares of common stock. The grant date fair value of the restricted stock was $3,607,500 and the grant date fair value of the RSU’s was $1,267,500. The restricted Stock and RSU’s vest over the remaining first year of the new Board members’ term ending on March 31, 2015. The fair value of the grant is being amortized over the period from the date of grant, August 21, 2014 to the end of the first year of the Board members’ term, March 31, 2015. Under the Board members’ contracts, additional grants will be made for the second year of the contract.

During October 2014, the Compensation Committee of the Board granted 19,452 RSU’s to a new Board member who was elected to the Board on October 22, 2014. The Board member’s contract calls for grants of 100,000 RSU’s for each succeeding year of service beginning on April 1, 2015, which vest quarterly.

On February 10, 2015, the Compensation Committee of the Board granted 100,174 RSU’s to certain officers and employees of the Company as for retention and bonuses. The grant date fair value of the RSU’s was approximately $114,000. The RSU’s vest every six months through December 31, 2016. The fair value of the grant is being amortized over the period from the date of grant, February 10, 2015 through the vesting dates in six month increments.

On January 15, 2015, the Board granted 75,000 RSU’s to a consultant, which vest in 25,000 installments quarterly through July 15, 2015, beginning with 25,000 which vested immediately on the grant date. The grant date fair value of the RSU’s was approximately $450,000.

A summary of the activity related to restricted stock and RSUs for the three months ended March 31, 2015 is presented below:

Restricted stock	Total shares	Grant date fair value
Restricted stock non-vested at January 1, 2015	168,750	$10.40
Restricted stock granted	—	—
Restricted stock vested	(168,750)	10.40
Restricted stock forfeited	—	—

Restricted stock non-vested at March 31, 2015	—	$—

Restricted stock units (RSU’s)	Total shares	Grant date fair value
Restricted stock non-vested at January 1, 2015	199,584	$10.70
Restricted stock granted	177,633	$1.88 - $6.70
Restricted stock vested	(135,135)	$1.88 - $6.70
Restricted stock forfeited		—

Restricted stock non-vested at March 31, 2015	242,082	$1.88 - 11.00

MEDBOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – RESTRICTED STOCK AND RESTRICTED STOCK UNITS (“RSUs”), CONTINUED

A summary of the expense related to restricted stock and RSUs for the three months ended March 31, 2015 is presented below:

Summary of the expense related to Restricted Stock and RSUs	Three months ended March 31, 2015
Restricted Stock	$1,055,600
RSU’s	1,455,942

Total stock based compensation expense	$2,511,542

The Company has approximately $750,000 in unrecognized stock based compensation, with an average vesting period of 6 months.

NOTE 7 – RELATED PARTY TRANSACTIONS

The aggregate amount of outstanding payables to related parties as of March 31, 2015 and December 31, 2014 was $633,877 and $678,877, respectively.

During the year ended December 31, 2014, the Company issued four notes payable to PVM International Inc. (“PVMI”), a related party which is 100% owned by a co-founder of the Company, in the amounts of $250,000, $100,000, $500,000, and $375,000. These notes were subsequently partially repaid leaving $338,477 outstanding as of March 31, 2014. On October 17, 2014 the Company entered into an assignment agreement with PVMI through which PVMI assigned all rights and titles for any opened escrow on real estate purchase agreements in San Diego in exchange for a related party notes payable from the Company. As of the signing date the agreement was valued at $190,400 which represented the value of escrow deposits paid by PVMI for eight different real estate agreements.

On March 28, 2014, the Company entered into an agreement with a related party for territory rights in Colorado for $500,000. The agreement has a term of five years and in accordance with the Company’s revenue policy, the revenue will be recognized over the five year term. Approximately $400,000 remains in deferred revenue as of March 31, 2015.

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

MEDBOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – STOCKHOLDER’S EQUITY

Common Stock

For common shares which were issued upon conversion of the convertible debentures during the quarter ended March 31, 2015 see Note 5.

During the first quarter of 2015 the Company issued 45,747 shares of its common stock, valued at approximately $135,000 as based on the market price of the common stock on the date of settlement, as a payment of certain accounts payables.

In addition, the Company issued 206,489 of their common stock upon exercise of the warrants held by various previous owners of VII.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

The Company leases property for its day to day operations and has recently begun leasing facilities for possible retail dispensary locations and cultivation locations as part of the process of applying for retail dispensary and cultivation licenses.

Office Leases

On August 1, 2011, the Company entered into a lease agreement for office space located in West Hollywood, California through June 30, 2017 at a monthly rate of $14,397. Starting July 1, 2014, the monthly rent increased by 3% to $14,828 per month. The Company moved to new offices in Los Angeles, CA in April 2015. The sublease on the new office has a term of 18 months and with monthly rent of $7,486. The Company plans to sublease the office in West Hollywood, CA.

Total rent expense under operating leases for the three months ended March 31, 2015 and 2014 was $44,891 and $51,473, respectively.

Retail/Cultivation facility leases

The Company’s business model of acquiring retail dispensary and cultivation licenses has made it important to acquire real estate either through lease arrangements or through purchase agreements in order to secure a possible license. On May 8, 2014, the Company entered into a lease agreement for the Portland dispensary for five years with a monthly payment of $7,400 in order to apply for a license and build-out of a location for a client. Also, on July 22, 2014 one of the Company’s subsidiaries Medbox Property Investments, Inc., entered into a new lease for a facility which will be used in the application process for both a dispensary and cultivation facility. The Company paid an initial security deposit of $30,000 and the lease is payable monthly at a rate of $20,000 per month. The lease has a five year term, but is contingent upon license approval which allows for early termination of the lease after January 1, 2015 if the license is not granted. Due to the fact that the Company was unsuccessful in obtaining the license related to the mentioned facility the lease agreement was terminated in November 2014 and the Company forfeited the security deposit.

The following table is a summary of our material contractual lease commitments as of March 31, 2015:

Year Ending	Office Rent	Retail/Cultivation Facility Lease
2015	$200,826	$66,600
2016	245,310	88,800
2017	88,968	88,800
2018	—	88,800
2019	—	29,600

Total	$535,104	$362,600

MEDBOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – COMMITMENTS AND CONTINGENCIES, CONTINUED

Real Estate Commitments

As part of the changes in the Company’s business model, the Company entered into various real estate purchase agreements at various times in order to allow the filing of retail dispensary or cultivation facility licenses in certain states and localities. These purchase agreements generally provide for a period of due diligence and a termination clause in the event that the Company is unable to obtain a license for its client. The agreements generally also provide for some monthly payment from escrow in order to compensate the real estate owner for the passage of time until the sale transaction is complete. Most of these payment releases from escrow are nonrefundable but applicable towards the purchase price if the Company decides to proceed with the purchase. Subject to approval of the license for a dispensary or cultivation center, the Company intends to close on the real estate where purchase agreements have been signed, or to seek partners to replace the Company on each property purchased.

Through December 31, 2014 the Company paid $930,000 either by deposit into twelve escrow accounts or direct payments to sellers, to secure the purchase and/or extend the closing dates on real estate to be used for future retail/cultivation facilities with an aggregate purchase price of $26,830,000. The real estate purchase agreements have closing dates varying between December 1, 2014 and February 10, 2015. No additional deposits were made during the first quarter of 2015 and one additional escrow was closed.

During the year 2014, the Company allowed the escrows to expire on three agreements with an aggregate purchase price of $3,195,000 and forfeited $140,000 in earnest money due to unfavorable terms demanded by the sellers to extend the escrow and closing date.

The Company was not successful in obtaining licenses for another ten locations with an aggregated sales price of $21,515,000 and deposits in escrow totaling $685,000. As a result all escrow accounts were closed with $235,757 forfeited and $419,167 refunded to the Company in 2014, and $80,076 refunded during the first quarter of 2015.

During the second quarter of 2014 one of the Company’s subsidiaries entered into a real estate purchase agreement in Washington state. The purchase transaction was closed during the third quarter for a total purchase price of $399,594 partially financed by a promissory note for $249,000.

A summary of open real estate purchase transactions as of March 31, 2015 is represented in the table below:

Property	Purchase price	Closing date	Net escrow balance	Date escrow opened	Additional rents/fees incurred to extend closing date
1	$820,000	03/31/2015	55,000	06/28/2014	$17,308
2	—		265,400	07/21/2014	—

Total	$820,000		$320,400		$17,308

Line 2 represents the advance on July 21, 2014 of $75,000 to PVMI, a related party, as a partial payment for advances made by PVMI for escrow deposits used to secure properties for possible license acquisition in the San Diego market area and $190,400 from the assignment agreement.

Litigation

On May 22, 2013, Medbox initiated litigation in the United States District Court in the District of Arizona against three shareholders of MedVend Holdings LLC (“Medvend”) in connection with a contemplated transaction that Medbox entered into for the purchase of an approximate 50% ownership stake in Medvend for $4.1 million. The lawsuit alleges fraud and related claims arising out of the contemplated transaction during the quarter ended March 31, 2013. The litigation is pending and Medbox has sought cancellation due to a fraudulent sale of the stock because the selling shareholders lacked the power or authority to sell their ownership stake in MedVend, and their actions were a breach of representations made by them in the agreement. On November 19, 2013 the litigation was transferred to United States District Court for the Eastern District of Michigan. MedVend recently joined the suit pursuant to a consolidation order executed by a new judge assigned to the matter. In the litigation, the selling shareholder defendants seek alternatively to have the transaction performed, or to have it unwound and be awarded damages and allege breach of the agreement by Medbox and that $600,000 was wrongfully retained by the Company. Medbox has denied liability with respect to any and all such counterclaims. A new litigation schedule was recently issued setting trial for September 2015. On June 5, 2014, the Company entered

MEDBOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – COMMITMENTS AND CONTINGENCIES, CONTINUED

into a purchase and sale agreement (the “Medvend PSA”) with PVM International, Inc. (“PVMI”) concerning this matter. Pursuant to the Medvend PSA, the Company sold to PVMI the Company’s rights and claims attributable to or controlled by the Company against those three certain stockholders of Medvend, known as Kaplan, Tartaglia and Kovan (the “Medvend Rights and Claims”), in exchange for the return by PVMI to the Company of 30,000 shares of the Company’s common stock. PVMI is owned by Vincent Mehdizadeh, the Company’s largest stockholder. The Company will have the right, under the Medvend PSA, to purchase from PVMI, at any time, the Medvend Rights and Claims, for the consideration provided by PVMI, plus the sum of any of PVMI’s reasonable expenditures incurred in pursuit of the Medvend Rights and Claims. The court has not yet ruled on the substitution of PVMI as plaintiff in this matter. If necessary, the Company plans to vigorously defend against this matter. The case is in the discovery stage, and, at this time, the Company cannot determine whether the likelihood of an unfavorable outcome of the dispute is probable or remote, nor can they reasonably estimate a range of potential loss, should the outcome be unfavorable.

On February 20, 2015 Michael A. Glinter, derivatively and on behalf of nominal defendants Medbox, Inc. the Board and certain executive officers (Pejman Medizadeh, Matthew Feinstein, Bruce Bedrick, Thomas Iwanskai, Guy Marsala, J. Mitchell Lowe, Ned Siegel, Jennifer Love, and C. Douglas Mitchell) filed a suit in the Superior Court of the State of California for the County of Los Angeles. The Company has not yet been served with this complaint. The suit alleges breach of fiduciary duties and abuse of control by the defendants. Relief is sought awarding damages resulting from breach of fiduciary duty and to direct the Company and the defendants to take all necessary actions to reform and improve its corporate governance and internal procedures to comply with applicable law. The Company intends to vigorously defend against this suit. Due to the early stages of this suit the Company is unable to determine whether the likelihood of an unfavorable outcome of the dispute is probable or remote, nor can it reasonably estimate a range of potential loss, should the outcome be unfavorable.

On January 21, 2015 Josh Crystal on behalf of himself and of all others similarly situated filed a class action lawsuit in the U.S. District Court for Central District of California against Medbox, Inc., and certain past and present members of the Board (Pejman Medizadeh, Bruce Bedrick, Thomas Iwanskai, Guy Marsala, and Douglas Mitchell). The suit alleges that the Company issued materially false and misleading statements regarding its financial results for the fiscal year ended December 31, 2013 and each of the interim financial periods that year. The plaintiff seeks relief of compensatory damages and reasonable costs and expenses or all damages sustained as a result of the wrongdoing. On April 23, 2015, the Court issued an Order consolidating the three related cases in this matter: Crystal v. Medbox, Inc., Gutierrez v. Medbox, Inc., and Donnino v. Medbox, Inc., and appointing a lead plaintiff. On May 6, 2015, the Court issued an Order directing Plaintiffs to file aconsolidated class action complaint in the matter by no later than May 27, 2015. The Order also requires that the Company file a responsive pleading by no later than June 22, 2015. The Company intends to vigorously defend against these suits. Due to the early stages of the suits the Company is unable to determine whether the likelihood of an unfavorable outcome of the dispute is probable or remote, nor can it reasonably estimate a range of potential loss, should the outcome be unfavorable.

On January 18, 2015, Ervin Gutierrez filed a class action lawsuit in the U.S. District Court for the Central District of California. The Company has not yet been served with this complaint. The suit alleges violations of federal securities laws through public announcements and filings that were materially false and misleading when made because they misrepresented and failed to disclose that the Company was recognizing revenue in a manner that violated US GAAP. The plaintiff seeks relief for compensatory damages and reasonable costs and expenses or all damages sustained as a result of the wrongdoing. On April 23, 2015, the Court issued an Order consolidating the three related cases in this matter: Crystal v. Medbox, Inc., Gutierrez v. Medbox, Inc., and Donnino v. Medbox, Inc., and appointing a lead plaintiff. On May 6, 2015, the Court issued an Order directing Plaintiffs to file a consolidated class action complaint in the matter by no later than May 27, 2015. The Order also requires that the Company file a responsive pleading by no later than June 22, 2015. The Company intends to vigorously defend against this suit. Due to the early stages of the suit the Company is unable to determine whether the likelihood of an unfavorable outcome of the dispute is probable orremote, nor can it reasonably estimate a range of potential loss, should the outcome be unfavorable.

On January 29, 2015, Matthew Donnino filed a class action lawsuit in the U.S. District Court for Central District of California. The Company has not yet been served with this complaint. The suit alleges that the Company issued materially false and misleading statements regarding its financial results for the fiscal year ended December 31, 2013 and each of the interim financial periods that year. The plaintiff seeks relief for compensatory damages and reasonable costs and expenses or all damages sustained as a result of the wrongdoing. On April 23, 2015, the Court issued an Order consolidating the three related cases in this matter: Crystal v. Medbox, Inc., Gutierrez v. Medbox, Inc., and Donnino v. Medbox, Inc., and appointing a lead plaintiff. On May 6, 2015, the Court issued an Order directing Plaintiffs to file a consolidated class action complaint in the matter by no later than May 27, 2015. The Order also requires that the Company file a responsive pleading by no later than June 22, 2015. The Company intends to vigorously defend

MEDBOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – COMMITMENTS AND CONTINGENCIES, CONTINUED

against this suit. Due to the early stages of the suit the Company is unable to determine whether the likelihood of an unfavorable outcome of the dispute is probable or remote, nor can it reasonably estimate a range of potential loss, should the outcome be unfavorable.On February 12, 2015, Jennifer Scheffer, derivatively on behalf of Medbox, Guy Marsala, Ned Siegel, Mitchell Lowe and Douglas Mitchell filed a lawsuit in the Eighth Judicial District Court of Nevada seeking damages for breaches of fiduciary duty regarding the issuance and dissemination of false and misleading statements and regarding allegedly improper and unfair related party transactions, unjust enrichment and waste of corporate assets. On April 17, 2015, Ned Siegel and Mitchell Lowe filed a Motion to Dismiss. On April 20, 2015, the Company filed a Joinder in the Motion to Dismiss.The Company intends to vigorously defend against this suit. Due to the early stages of the suit the Company is unable to determine whether the likelihood of an unfavorable outcome of the dispute is probable or remote, nor can it reasonably estimate a range of potential loss, should the outcome be unfavorable.

On March 10, 2015 Robert J. Calabrese, derivatively and on behalf of nominal defendant Medbox, Inc., filed a suit in the United States District Court for the District of Nevada against certain Company officers and/or directors (Ned L. Siegel, Guy Marsala, J. Mitchell Lowe, Pejman Vincent Mehdizadeh, Bruce Bedrick, and Jennifer S. Love). The suit alleges breach of fiduciary duties and gross mismanagement by issuing materially false and misleading statements regarding the Company’s financial results for the fiscal year ended December 31, 2013 and each of the interim financial periods. Specifically the suit alleges that defendants caused the Company to overstate the Company’s revenues by recognizing revenue on customer contracts before it had been earned. The plaintiff seeks relief for compensatory damages and reasonable costs and expenses for all damages sustained as a result of the alleged wrongdoing. The Company intends to vigorously defend against this suit. Due to the early stages of the suit the Company is unable to determine whether the likelihood of an unfavorable outcome of the dispute is probable or remote, nor can it reasonably estimate a range of potential loss, should the outcome be unfavorable.

On March 27, 2015 Tyler Gray, derivatively and on behalf of nominal defendant Medbox, Inc., filed a suit in the United States District Court for the District of Nevada against the Company’s Board of Directors and certain executive officers (Pejman Vincent Mehdizadeh, Matthew Feinstein, Bruce Bedrick, Thomas Iwanski, Guy Marsala, J. Mitchell Lowe, Ned Siegel, Jennifer S. Love, and C. Douglas Mitchell). The suit alleges breach of fiduciary duties and abuse of control. The plaintiff seeks relief for compensatory damages and reasonable costs and expenses for all damages sustained as a result of the alleged wrongdoing. Additionally the plaintiff seeks declaratory judgments that plaintiff may maintain the action on behalf of the Company, that the plaintiff is an adequate representative of the Company, and that the defendants have breached and/or aided and abetted the breach of their fiduciary duties to the Company. Lastly the plaintiff seeks that the Company be directed to take all necessary actions to reform and improve its corporate governance and internal procedures to comply with applicable law. The Company intends to vigorously defend against this suit. Due to the early stages of this suit the Company is unable to determine whether the likelihood of an unfavorable outcome of the dispute is probable or remote, nor can it reasonably estimate a range of potential loss, should the outcome be unfavorable.

The Company has accrued an additional $500,000 in legal fees to represent amounts they are expecting to pay in excess of the defense costs paid by their insurance Company.

MEDBOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – COMMITMENTS AND CONTINGENCIES, CONTINUED

On December 26, 2014, Medicine Dispensing Systems, a wholly-owned subsidiary of Medbox, filed a suit against Kind Meds, Inc. to collect fees of approximately $550,000 arising under a contract to establish a dispensary. Kind Meds, Inc. filed a cross complaint against Medicine Dispensing Systems for breach of contract and breach of implied covenant of good faith and fair dealing, claiming damages of not less than $500,000. We believe that the cross complaint is without merit. We will continue to pursue this Kind Meds for the amounts owed under the contract and will vigorously defend ourselves against the cross complaint. At this time the Company in unable to determine whether the likelihood of an unfavorable outcome of the dispute is probable or remote, nor can it reasonably estimate a range of potential loss, should the outcome be unfavorable.

The Company commenced arbitration proceedings against a former employee on June 13, 2013 related to employment claims asserted by the employee. Thereafter, the employee filed a suit in Los Angeles County Superior Court. The suit was stayed pending the outcome of the arbitration and thereafter dismissed without prejudice. The Company obtained a favorable arbitration award. The Company then filed an Application to Confirm the Arbitration Award in Arizona Superior Court, Maricopa County. After being unable to serve the employee, the Company performed service by publication and filed proofs of publication for service on the employee on February 27, 2015 and March 2, 2015. If the arbitration award is not enforced, the employee’s claim can be re-filed in California.

In October 2014, the Board of Directors of the Company appointed a special board committee (the “Special Committee”) to investigate a federal grand jury subpoena pertaining to the Company’s financial reporting which was served upon the Company’s accountants as well as certain alleged wrongdoing raised by a former employee of the Company. The Company was subsequently served with two SEC subpoenas in early November 2014. The Company is fully cooperating with the grand jury and the SEC. In connection with its investigation of these matters, the Special Committee in conjunction with the Audit Committee initiated an internal review by management and by an outside professional advisor of certain prior period financial reporting of the Company. The outside professional advisor reviewed the Company’s revenue recognition methodology for certain contracts for the third and fourth quarters of 2013. As a result of certain errors discovered in connection with the review by management and its professional advisor, the Audit Committee, upon management’s recommendation, concluded on December 24, 2014 that the consolidated financial statements for the year ended December 31, 2013 and for the third and fourth quarters therein, as well as for the quarters ended March 31, 2014, June 30, 2014 and September 30, 2014, should no longer be relied upon and would be restated to correct the errors. On March 6, 2015 the audit committee determined that the consolidated financial statements for the year ended December 31, 2012, together with all three, six and nine month financial information contained therein, and the quarterly information for the first two quarters of the 2013 fiscal year should also be restated. On March 11, 2015, the Company filed its restated Form 10 Registration Statement with the SEC with restated financial information for the years ended December 31, 2012 and December 31, 2013, and on March 16, 2015, the Company filed amended and restated quarterly reports on Form 10-Q, with restated financial information for the periods ended March 31, June 30 and September 30, 2014, respectively.

NOTE 10 – SUBSEQUENT EVENTS

Subsequent to March 31, 2015, the Company has received an additional $780,000 in closings under the July 2014 convertible debenture and an additional $550,000 under the September 2014 convertible debentures, with the same terms as in the Modified Debentures (See Note 5).

In connection with the additional closings subsequent to March 31, 2015, the Company issued approximately 512,000 warrants having three year terms and exercise prices from $1.10 - $1.66.

On April 9, 2015, the Company and their investors entered into a Amendment, Modification and Supplement to the July 2014 convertible debenture, which amends the closings as set forth in the March 23, 2015 Modification, to increase the amounts due in the third tranche, due two days after the filing of the Registration Statement, to $450,000.

Subsequent to March 31, 2015, there were conversions on the original July 2014 convertible debentures of $825,000 of the principal balance, with 1,682,787 of the Company’s common shares issued upon conversion, with an average conversion rate of $0.49, based on 51% of the calculated VWAP. On April 15, 2015, $500,000 of the principal balance of the original September 2014 convertible debenture was converted into 879,356 of the Company’s common shares, with an average conversion rate of $0.57, based on 51% of the calculated VWAP.

MEDBOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – SUBSEQUENT EVENTS, CONTINUED

Share purchase and transfer

On March 5, 2015 Mr. Mehdizadeh announced that an agreement has been executed with Lizada Capital LLC, an investor in the field of legal cannabis products, that would result in the transfer of the majority of Mr. Mehdizadeh’s shares of the Company to that firm. As of March 31, 2015, due diligence is in process. Under the agreement, Lizada would purchase 22,160,000 shares, representing 2,000,000 preferred shares and 12,160,000 common shares of Medbox for consideration of approximately $15 million. A total of $5 million of the funds have been designated for purchase of restricted shares of the Company’s common stock, directly from the Company, at $2 per share in the name of Mr. Mehdizadeh’s holding company, PVM International, Inc.

The transaction is expected to have six separate closings over the course of 18 months, with each of the first five closings being in the amount of $2 million dollars to be paid to Mehdizadeh’s holding company and Medbox equally, or $1 million to each party, to satisfy the $5 million dollar direct investment component of the transaction. The sixth and final closing has a performance contingency and is in the amount of $5 million dollars paid directly to Mehdizadeh’s holding company.

A representative of Lizada will join the Company’s Board after the first closing occurs.

Chief Operating Officer

On April 22, 2015, the Board of Company appointed Jeffrey Goh as Chief Operating Officer, effective immediately. In connection with his appointment as Chief Operating Officer, Mr. Goh and the Company have agreed that Mr. Goh’s annual base salary will be $300,000, subject to annual increases of between 5% and 7% based upon performance goals and the Company’s financial results. Mr. Goh will be eligible to receive a cash bonus of up to a maximum of $150,000 per year (“Cash Bonus”), plus a bonus grant of restricted stock units convertible into Company common stock up to a maximum of $150,000 per year (“Equity Bonus”). Each of the Cash Bonus and Equity Bonus shall be determined based upon the achievement of performance goals to be mutually agreed upon amongst Mr. Goh and the Board of Directors for the given year. Mr. Goh shall also be entitled to receive an award of 100,000 restricted stock units convertible into Company common stock on each anniversary of the original date of his employment with the Company. In the event that Mr. Goh terminates his employment with or without cause or the Company terminates Mr. Goh’s employment without cause, Mr. Goh shall be entitled to receive a severance payment equivalent to 6, 12, or 18 months of base salary, based upon whether the length of Mr. Goh’s employment with the Company at the time of termination is less than 12 months, greater than 12 months but less than 24 months, or greater than 24 months, respectively.

New Lease

The Company entered into a new lease for new offices in Los Angeles, CA on April 7, 2015, which terminates on September 29, 2016. The sublease on the new office has a term of 18 months and with monthly rent of approximately $7,500. The Company plans to sublease the office in West Hollywood, CA.

Bankruptcy filing of manufacturing partner

On May 4, 2015, AVT, Inc., the manufacturing partner of the Company announced that they had commenced a voluntary filing for restructuring and court protection under Chapter 11 of the United States Bankruptcy Code. AVT expects that the court will authorize them to conduct business as usual while developing a reorganization plan and believes that the company’s core vending and automated retailing business remains strong, and that the filing is related to past attempts at diversification into unrelated businesses. The Company has evaluated the bankruptcy filing and concluded it should not have any material impact on the Company’s operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Information in this Quarterly Report on Form 10-Q may contain forward-looking statements regarding Medbox, Inc., or the Company. This information may involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different than the future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology.

Examples of forward-looking statements include, but are not limited to, statements regarding our proposed services, market opportunities and acceptance, expectations for revenues, cash flows and financial performance, and intentions for the future. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” in the Company’s Form 10K for the year ended December 31, 2014, filed with the Securities and Exchange Commission (the “SEC”) on March 26, 2015. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Quarterly Report on Form 10-Q will in fact be accurate. Further, we do not undertake any obligation to publicly update any forward-looking statements, except as may be required under applicable securities laws. As a result, you should not place undue reliance on these forward-looking statements.

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

Comparison of the three months ended March 31, 2015 and 2014

The Company reported a condensed consolidated net loss of approximately $4,434,000, for the three months ended March 31, 2015 and approximately $1,658,000 for the three months ended March 31, 2014. The increase in net loss of approximately $2,776,000 was due to increases mainly in general and administrative expenses and the amortization of the debt discount, offset by an increase in other income arising from the change in fair value of the derivative liability and a decrease in cost of revenue. The Company is in the process of modifying its business model to provide ongoing management and support services for clients so that the consulting contract would continue in perpetuity. During the transition period to a new business model, expenses to secure new contracts and licenses are incurred and revenue is deferred principally until new licenses are obtained and new dispensaries and cultivation centers begin operating.

During the third quarter of 2014, the Company introduced a new stock compensation plan to attract new talent to the Board of Directors (“Board”) and the management team which added to operating costs stock compensation expense of approximately $2,512,000 for the quarter. Other causes of operating expense increases were increased public company expenses including the professional fees for our restatements, Registration Statement and periodic filings with the SEC.

Revenue

Total revenue consisted of amounts of deferred revenue which were recognized in the current period for consulting agreements, the sale of territory rights to a related party, and revenue from sales of vaporizers and accessories of the Company’s subsidiary Vaporfection International, Inc. (“VII”).

Consulting Revenue

The revenue for the three months ended March 31, 2015 and 2014 remained fairly consistent, at approximately $26,000, with both period’s revenue arising from the recognition of deferred revenue in the respective period.

Sale of territories, related party

On March 28, 2014, the Company entered into a sale for exclusive rights to place the Medbox patented dispensing systems in Denver, Colorado to a related party, for which the related party paid $500,000. This $500,000 is being recognized over the five year term of the agreement, with approximately $25,000 recognized as revenue in the three months ended March 31, 2015.

As the agreement was signed at the end of the three months ended March 31, 2014, there was no revenue recognized during the comparable first quarter of 2014.

Sales of vaporizer and accessory

The Company recognized revenue of approximately $16,000 in the three months ended March 31, 2015 in sales of vaporizer and accessories, as compared to approximately $25,000 in the comparable period in 2014. In April 2015 we introduced our new model vaporizer, the miVape, which was well received. We expect to begin recognizing sales on the new product in the second quarter of 2015, and, as a result, are anticipating an increase in revenue in the future quarters.

Cost of revenue

Costs of revenues decreased approximately $621,000 in first quarter of 2015 as compared to the same period in 2014. The decrease was primarily due to the decrease in new market development costs. New market development costs consist of costs incurred in new markets prior to securing a location and obtaining a license for new dispensary or cultivation facilities. During the three months ended March 31, 2015, the costs of developing the new markets in San Diego, Illinois, Washington, Nevada and Oregon were approximately $306,000 compared to costs of approximately $885,000 for the first quarter of 2014. While the locations related to the new market development costs are the same for both comparable periods, the costs incurred were higher in the first quarter of 2014 as compared to the current period, as initial application costs were incurred, research costs and more legal and zoning work was required earlier in the process of developing a market.

VII-Product cost

For the three months ended March 31, 2015, the cost of goods sold of VII was approximately $3,700 compared to approximately $65,000 for the three months ended March 31, 2014. This decrease was partially due to the reduction of sales in the current period as compared to 2014, as well as the effect of the Company writing down slow moving, older models of vaporizer inventory during the third quarter of 2014. This write down has resulted in a lower unit cost of the inventory sold in the current period than in the comparable period of the previous year.

Operating Expenses

Operating expenses consist of all other costs incurred during the period other than cost of revenue. The Company incurred approximately $4,050,000 in operating expenses for the three months ended March 31, 2015 compared to approximately $713,000 for the three months ended March 31, 2014. The increase of approximately $3,337,000 was primarily due to the increase in general and administrative expenses of $3,307,000.

Sales and Marketing expenses

Sales and marketing expenses include public relations and promotion, lobbying, purchased advertising, travel and entertainment and outside services for sales and marketing consultants and sales lead generation. The Company incurred approximately $179,000 and $142,000 in sales and marketing expenses for the three months ended March 31, 2015 and 2014, respectively. The increase was primarily due to engaging a new independent contractor during the first quarter of 2015 to consult on setting up a new sales and marketing operations. During April of 2015 he was hired as the new Chief Operating Officer, as noted in subsequent events footnote in the attached financial statements and footnote disclosures.

General and administrative

General and administrative expenses include salary costs, including stock based compensation, professional costs, including the costs associated with being a public company and consultants, rent and other costs. The expenses incurred during the three month periods ended March 31, 2015 and 2014 are summarized and described below:

Change in,	For the three months ended March 31, 2015	For the three months ended March 31, 2014	Increase (Decrease)
Salary and related:
Employee costs and bonuses	169,250	67,382	101,868
Payroll fees	22,308	25,500	(3,192)
Stock based compensation	2,511,542	—	2,511,542

Subtotal salary and related	2,703,100	92,882	2,610,218
Professional costs:
Costs of being public	297,735	18,073	279,662
Fund raising consultants	33,993	23,105	10,888
Legal costs	259,993	74,960	185,033
Lobbying costs	—	22,700	(22,700)
Professional accounting and audit services	388,507	58,095	330,412
Independent contractors costs	—	70,494	(70,494)
Management fee - Vincent Chase, Inc.	—	37,500	(37,500)

Subtotal professional costs	980,228	304,927	675,301
Rent expense	44,891	50,652	(5,761)
Other:
Insurance	20,753	25,400	(4,647)
Penalties	60,000	—	60,000
Charity and donations	—	10,300	(10,300)
Other (sum of smaller accounts)	61,630	79,209	(17,579)

Subtotal other	187,274	165,561	21,713

Total general and administrative	$3,870,602	$563,370	$3,307,232

Salary costs

During the third quarter of 2014, the Company introduced a new stock compensation plan to attract new talent to the Board and the management team which added approximately $2,512,000 in stock compensation expense in the quarter as compared to the same period of the previous year.

During the comparative period of the previous year, several of the positions were performed by independent consultants and categorized in Professional costs for approximately $70,000. Additionally, the former CEO was included in Professional fees as Management fees - Vincent Chase, Inc. for $37,500. In the three months ended March 31, 2015, these positions are all performed by employees, and therefore the employee costs, including independent contractors and management fees, are fairly consistent at approximately $170,000 for the three months ended March 31, 2015 and approximately $175,000 for the three months ended March 31, 2014.

Professional costs

Costs of being public include legal fees for our securities counsel, filing fees, independent directors fees and expenses and investor relations costs. During the three months ended March 31, 2015, these amounts increased as compared to the same period in the previous year due to the costs associated with the preparation of our restated financial statements in 2015 (as discussed in Note 19 to our financial statements for the year ended December 31, 2014 included in our Form 10-K filed with the SEC on March 26, 2015), and our Registration Statement on Form S-1, filed with the SEC on April 9, 2015.

Legal costs increased during the three months ended March 31, 2015 over 2014, mainly as the Company dealt with more general corporate legal matters, including the costs to defend the legal actions brought against the Company, management and directors, and as a result of the aforementioned restated financial statements.

Professional accounting and audit fees increased in the three months ended March 31, 2015 as compared to the same period in 2014, also as a result of the restatement and the registration statement. These costs in 2015 include both the former and current independent registered accounting firm and an independent consultant in relation to the restatements of the previous years ended December 31, 2013 and 2012, and the interim periods, as well as the audit for the year ended December 31, 2014.

Rent

The Company moved to new offices in Los Angeles, CA in April 2015. The sublease on the new office has a term of 18 months and with monthly rent of $7,486. The Company plans to sublease the office in West Hollywood, CA.

Other costs

Included in Other costs is an accrual for a notice of deficiency as a result of an IRS audit on the year ended December 31, 2014. The Company plans to petition for a redetermination of the deficiency.

Other Income (Expense)

Other income (expense) includes the financing costs associated with our July 2014 and September 2014 convertible debentures, including the amortization of the debt discount and the change in fair value of the derivative liability. As disclosed in Note 5 of the accompanying financial statements, the reset provision for the subsequent sale of any dilutive issuance at a lower sale or exercise price than the then current conversion price results in, for accounting purposes, a liability being recognized for the fair value of the derivative. This derivative is remeasured each period end, with the change in fair value for the three months ending March 31, 2015 of approximately $2,239,000, being recognized in Other income (expense). This derivative also results in a debt discount for the initial fair value recognized for the derivative. The debt discount also includes the fair value of the warrants issued with the convertible debentures. This debt discount is amortized over the life of the convertible debenture, or until conversion if earlier, which amounted to $1,820,000 for the three months ended March 31, 2015. Additionally, the current quarter closings to the July 2014 and September 2014 convertible debentures resulting in the calculated fair value of the debt being greater than the face amounts of the debt by approximately $525,000, with this excess amount being immediately expensed as Financing costs.

Interest expense for the stated interest on our July 2014 and September 2014 convertible debentures incurred in the three months ended March 31, 2015 amounted to approximately $86,000. In the January 30, 2015 Amendment to the debentures (see Note 5 in accompanying financial statements) the payment schedule was amended to no longer require amortization payments. In connection with the amortization payments, there was a 30% premium which was recognized as accrued interest until such time as the payments were scheduled to be paid. As the Modification removed the amortization payments this 30% interest accrued will no longer be settled, and therefore the approximately $100,000 in accrued interest has been reversed, resulting in interest expense (including immaterial other amounts of interest expense) of approximately $6,000 for the period ending March 31, 2015.

Liquidity and Capital Resources

As of March 31, 2015, the Company had cash on hand of approximately $92,000 compared to approximately $101,000 at December 31, 2014. See below for additional discussion and analysis of cash flow.

Cash Flow

During the three months ended March 31, 2015 cash was primarily used to fund operations and pursue license application processes.

	For the three months ended March 31,
Cash flow	2015	2014
Net cash used in operating activities	$(906,000)	$(430,000)
Net cash used in investing activities	(—)	(155,000)
Net cash provided by financing activities	897,000	2,395,000

Net increase (decrease) in cash	$(9,000)	$1,810,000

Cash Flows – Operating Activities

During the three months ended March 31, 2015, cash flows used in operating activities were approximately $906,000, consisting primarily of the net loss for the quarter of approximately $4,434,000, reduced for non-cash adjustments for stock based compensation of approximately $2,512,000, amortization of the debt discount of approximately $1,820,000, financing costs of approximately $525,000 and depreciation and amortization of approximately $21,000. The net loss is increased for the non-cash adjustments of a gain from the change in fair value adjustment of derivative liability of $2,240,000. An additional significant component of cash used in operating activities was a decrease in accrued expenses of approximately $440,000 related primarily to the payment of legal bills included in accrued expenses at December 31, 2014, These operating uses of cash were offset by an increase of approximately $1,300,000 due to the timing and deferral of the payment of trade payables and the overall increase in operating costs.

During the three months ended March 31, 2014, cash flows used in operating activities were approximately $430,000, consisting primarily of the quarter’s net loss of approximately $1,658,000 reduced for non-cash adjustments of depreciation and amortization of $19,000 and the establishment of a non-cash provision for sales allowances of $60,000. Additional components of cash used in operating activities were an increase in prepaid expenses and other assets of $172,317 related primarily to the advance funding of $127,000 for the Company’s annual Director and Officers insurance policy, retainer payments of approximately $20,000 to two law firms and a rent deposit of approximately $18,000 related to a potential client retail location and a reduction in accounts payable and accrued expenses of approximately $63,000 due to the timing of the payment of trade payables and the overall reduction in operating costs. These operating uses of cash were offset by approximate decreases of accounts receivable of $227,000 and inventory of $258,000, which consisted primarily of reductions due to sales of a retail location. In addition, customer deposits and deferred revenue provided net cash of approximately $335,000 and $565,000, respectively, primarily due to the increase in customer deposits and deferred revenue collected on contracts prior to work being completed and revenue recognized.

Cash Flows – Investing Activities

During the three months ended March 31, 2015, there were no cash flows from investing activities. During the same period in 2014 there was approximately $155,000 cash used in investing activities, mainly consisting of costs in connection with the acquisition of Vaporfection with approximately $65,000 for the purchase of property and equipment and $75,000 for the purchase of intangible assets.

Cash Flows – Financing Activities

During the three months ended March 31, 2015, cash flows provided by financing activities were approximately $898,000, consisting mainly of approximately $950,000 of proceeds from additional issuances of the July 2014 and September 2014 convertible notes payable in the amounts of $800,000 and $150,000 from the issuance of convertible debentures to two of our Directors. This was offset by approximately $53,000 in payments on notes payable, including notes to related party.

During the three months ended March 31, 2014, cash flows provided by financing activities were approximately $2,395,000, which consisted of $2,443,000 of the proceeds from issuance of common stock and approximately $122,000 from the issuance of notes payable, offset by $75,000 of payments of notes payable and payments on the related party notes payable of approximately $95,000.

Future Liquidity and Cash Flows

Management believes that the Company’s cash balances on hand, cash flows expected to be generated from operations, proceeds from current and future expected debt issuances and proceeds from future share capital issuances will be sufficient to fund the Company’s net cash requirements through April, 2016. However, in order to execute the Company’s long-term growth strategy, which may include selected acquisitions of businesses that may bolster the expansion of the Company’s management services business, and purchases of real estate which would be used as a basis for acquiring retail dispensary and cultivation facilities in regulated markets, the Company will need to raise additional funds through public or private equity offerings, debt financings, or other means.

Our backlog includes 11 provisional licenses subject to final approval by governmental authorities which may or may not release new licenses in accordance with their own stated timelines. If final licenses are granted, we will receive additional funding from customers in 2015.

During the third quarter of 2014, the Company closed two convertible debenture agreements with accredited investors which yielded $3.5 million in funding for the Company. The Company received an additional $800,000 in further closings under the debentures during the three months ended March 31, 2015. As disclosed in our Form 8-K dated January 28, 2015, our lenders have committed to an additional $3.3 million when our Form S-1, which was filed with the SEC on April 9, 2015, is declared effective by the SEC. The Company expects that the Form S-1 will become effective in June 2015.

Furthermore, due diligence is in process between an investor and our majority shareholder to sell his majority position which would also yield $5 million in new equity capital for the Company over the next 18 months (see Note 10 to the accompanying financial statements).

After the Form S-1 is effective, the Company is planning to conduct a road show to raise additional equity capital. The Company will continue to execute on its business model by attempting to raise additional capital through the sales of debt or equity securities or other means, however there is no guarantee that such financing will be available on terms acceptable to the Company, or at all. If the Company is unable to obtain adequate debt or equity financing, it may be forced to slow or reduce the scope of operations and expansion, and its business would be materially affected.

A summary of our active real estate purchase transactions as of March 31, 2015 is as follows:

Property	Purchase price	Closing date	Net escrow balance	Date escrow opened	Additional rents/fees incurred to extend closing date
1	$820,000	03/31/2015	55,000	06/28/2014	$17,308
2	—		265,400	07/21/2014	—
Total	$820,000		$320,400		$17,308

In addition, our VII subsidiary has cash demands for the production and promotion of its portable vaporizer product which we released in April 2015 at the Denver trade show. These additional investments along with continued investment into the operating cost of this business will continue to be a net user of cash until the Vaporfection’s cash requirements can be re-evaluated after the new product reaches wider distribution.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on their evaluation of our disclosure controls and procedures, our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were not effective as of March 31, 2015, to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure due to the need for more enhanced and formalized documentation regarding the financial statement closing and review process to ensure that the application of the Company’s accounting policies and the presentation of disclosures in the notes to the financial statements is adequate.

As reported in our Annual Report on Form 10-K for the year ended December 31, 2014, our management concluded that a material weaknesses existed. The Company is taking the following steps which it believes will remediate the material weakness.

During the fourth quarter of 2014, the Company hired a new full time CFO. The Company anticipates that the new CFO will assist the Company in the identification of required key controls, the necessary steps required for procedures to ensure the appropriate communication and review of inputs necessary for the financial statement closing process, as well as for the appropriate presentation of disclosures within the financial statements. With material, complex and non-routine transactions, management has, and will continue to, seek guidance from third-party experts and/or consultants to gain a thorough understanding of these transactions. The actions that we are taking are subject to ongoing senior management review and Audit Committee oversight. Management believes there have been improvements during the first quarter of 2015 and the continuing efforts will effectively remediate the material weakness which existed as of December 31, 2014 during 2015.

As we continue to evaluate and work to improve our internal control over financial reporting, management may execute additional measures to address potential control deficiencies or modify the remediation plan described above and will continue to review and make necessary changes to the overall design of our internal controls.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

On May 22, 2013, Medbox initiated litigation in the United States District Court in the District of Arizona against three shareholders of MedVend Holdings LLC (“Medvend”) in connection with a contemplated transaction that Medbox entered into for the purchase of an approximate 50% ownership stake in Medvend for $4.1 million. The lawsuit alleges fraud and related claims arising out of the contemplated transaction during the quarter ended March 31, 2013. The litigation is pending and Medbox has sought cancellation due to a fraudulent sale of the stock because the selling shareholders lacked the power or authority to sell their ownership stake in MedVend, and their actions were a breach of representations made by them in the agreement. On November 19, 2013 the litigation was transferred to United States District Court for the Eastern District of Michigan. MedVend recently joined the suit pursuant to a consolidation order executed by a new judge assigned to the matter. In the litigation, the selling shareholder defendants seek alternatively to have the transaction performed, or to have it unwound and be awarded damages and allege breach of the agreement by Medbox and that $600,000 was wrongfully retained by the Company. Medbox has denied liability with respect to any and all such counterclaims. A new litigation schedule was recently issued setting trial for September 2015. On June 5, 2014, the Company entered into a purchase and sale agreement (the “Medvend PSA”) with PVM International, Inc. (“PVMI”) concerning this matter. Pursuant to the Medvend PSA, the Company sold to PVMI the Company’s rights and claims attributable to or controlled by the Company against those three certain stockholders of Medvend, known as Kaplan, Tartaglia and Kovan (the “Medvend Rights and Claims”), in exchange for the return by PVMI to the Company of 30,000 shares of the Company’s common stock. PVMI is owned by Vincent Mehdizadeh, the Company’s largest stockholder. The Company will have the right, under the Medvend PSA, to purchase from PVMI, at any time, the Medvend Rights and Claims, for the consideration provided by PVMI, plus the sum of any of PVMI’s reasonable expenditures incurred in pursuit of the Medvend Rights and Claims. The court has not yet ruled on the substitution of PVMI as plaintiff in this matter. If necessary, the Company plans to vigorously defend against this matter. The case is in the discovery stage, and, at this time, the Company cannot determine whether the likelihood of an unfavorable outcome of the dispute is probable or remote, nor can they reasonably estimate a range of potential loss, should the outcome be unfavorable.

On February 20, 2015, Michael A. Glinter, derivatively and on behalf of nominal defendant Medbox, Inc. the Board of Directors and certain executive officers (Pejman Medizadeh, Matthew Feinstein, Bruce Bedrick, Thomas Iwanskai, Guy Marsala, J. Mitchell Lowe, Ned Siegel, Jennifer Love, and C. Douglas Mitchell) filed a suit in the Superior Court of the State of California for the County of Los Angeles. The Company has not yet been served with this complaint. The suit alleges breach of fiduciary duties and abuse of control by the defendants. Relief is sought awarding damages resulting from breach of fiduciary duty and to direct the Company and the defendants to take all necessary actions to reform and improve its corporate governance and internal procedures to comply with applicable law. The Company intends to vigorously defend against this suit. Due to the early stages of this suit the Company is unable to determine whether the likelihood of an unfavorable outcome of the dispute is probable or remote, nor can it reasonably estimate a range of potential loss, should the outcome be unfavorable.

On January 21, 2015, Josh Crystal on behalf of himself and of all others similarly situated filed a class action lawsuit in the U.S. District Court for Central District of California against Medbox, Inc., and certain past and present members of the Board (Pejman Medizadeh, Bruce Bedrick, Thomas Iwanskai, Guy Marsala, and Douglas Mitchell). The suit alleges that the Company issued materially false and misleading statements regarding its financial results for the fiscal year ended December 31, 2013 and each of the interim financial periods that year. The plaintiff seeks relief of compensatory damages and reasonable costs and expenses or all damages sustained as a result of the wrongdoing. On April 23, 2015, the Court issued an Order consolidating the three related cases in this matter: Crystal v. Medbox, Inc., Gutierrez v. Medbox, Inc., and Donnino v. Medbox, Inc., and appointing a lead plaintiff. On May 6, 2015, the Court issued an Order directing Plaintiffs to file aconsolidated class action complaint in the matter by no later than May 27, 2015. The Order also requires that the Company file a responsive pleading by no later than June 22, 2015. The Company intends to vigorously defend against these suits. Due to the early stages of the suits the Company is unable to determine whether the likelihood of an unfavorable outcome of the dispute is probable or remote, nor can it reasonably estimate a range of potential loss, should the outcome be unfavorable.

On January 18, 2015, Ervin Gutierrez filed a class action lawsuit in the U.S. District Court for the Central District of California. The Company has not yet been served with this complaint. The suit alleges violations of federal securities laws through public announcements and filings that were materially false and misleading when made because they misrepresented and failed to disclose that the Company was recognizing revenue in a manner that violated US GAAP. The plaintiff seeks relief for compensatory damages and reasonable costs and expenses or all damages sustained as a result of the wrongdoing. On April 23, 2015, the Court issued an Order consolidating the three related cases in this matter: Crystal v. Medbox, Inc., Gutierrez v. Medbox, Inc., and Donnino v. Medbox, Inc., and appointing a lead plaintiff. On May 6, 2015, the Court issued an Order directing Plaintiffs to file a consolidated class action complaint in the matter by no later than May 27, 2015. The Order also requires that the Company file a responsive pleading by no later than June 22, 2015. The Company intends to vigorously defend against this suit. Due to the early stages of the suit the Company is unable to determine whether the likelihood of an unfavorable outcome of the dispute is probable orremote, nor can it reasonably estimate a range of potential loss, should the outcome be unfavorable.

On January 29, 2015, Matthew Donnino filed a class action lawsuit in the U.S. District Court for Central District of California. The Company has not yet been served with this compliant. The suit alleges that the Company issued materially false and misleading statements regarding its financial results for the fiscal year ended December 31, 2013 and each of the interim financial periods that year. The plaintiff seeks relief for compensatory damages and reasonable costs and expenses or all damages sustained as a result of the wrongdoing. On April 23, 2015, the Court issued an Order consolidating the three related cases in this matter: Crystal v. Medbox, Inc., Gutierrez v. Medbox, Inc., and Donnino v. Medbox, Inc., and appointing a lead plaintiff. On May 6, 2015, the Court issued an Order directing Plaintiffs to file a consolidated class action complaint in the matter by no later than May 27, 2015. The Order also requires that the Company file a responsive pleading by no later than June 22, 2015. The Company intends to vigorously defend against this suit. Due to the early stages of the suit the Company is unable to determine whether the likelihood of an unfavorable outcome of the dispute is probable or remote, nor can it reasonably estimate a range of potential loss, should the outcome be unfavorable.

On February 12, 2015, Jennifer Scheffer, derivatively and on behalf of nominal defendants Medbox, Guy Marsala, Ned Siegel, Mitchell Lowe and Douglas Mitchell filed a lawsuit in the Eighth Judicial District Court of Nevada seeking damages for breaches of fiduciary duty regarding the issuance and dissemination of false and misleading statements and regarding allegedly improper and unfair related party transactions, unjust enrichment and waste of corporate assets. On April 17, 2015, Ned Siegel and Mitchell Lowe filed a Motion to Dismiss. On April 20, 2015, the Company filed a Joinder in the Motion to Dismiss.The Company intends to vigorously defend against this suit. Due to the early stages of the suit the Company is unable to determine whether the likelihood of an unfavorable outcome of the dispute is probable or remote, nor can it reasonably estimate a range of potential loss, should the outcome be unfavorable.

On March 10, 2015, Robert J. Calabrese, derivatively and on behalf of nominal defendant Medbox, Inc., filed a suit in the United States District Court for the District of Nevada against certain Company officers and/or directors (Ned L. Siegel, Guy Marsala, J. Mitchell Lowe, Pejman Vincent Mehdizadeh, Bruce Bedrick, and Jennifer S. Love). The suit alleges breach of fiduciary duties and gross mismanagement by issuing materially false and misleading statements regarding the Company’s financial results for the fiscal year ended December 31, 2013 and each of the interim financial periods. Specifically the suit alleges that defendants caused the Company to overstate the Company’s revenues by recognizing revenue on customer contracts before it had been earned. The plaintiff seeks relief for compensatory damages and reasonable costs and expenses for all damages sustained as a result of the alleged wrongdoing. The Company intends to vigorously defend against this suit. Due to the early stages of the suit the Company is unable to determine whether the likelihood of an unfavorable outcome of the dispute is probable or remote, nor can it reasonably estimate a range of potential loss, should the outcome be unfavorable.

On March 27, 2015, Tyler Gray, derivatively and on behalf of nominal defendant Medbox, Inc., filed a suit in the United States District Court for the District of Nevada against the Company’s Board of Directors and certain executive officers (Pejman Vincent Mehdizadeh, Matthew Feinstein, Bruce Bedrick, Thomas Iwanski, Guy Marsala, J. Mitchell Lowe, Ned Siegel, Jennifer S. Love, and C. Douglas Mitchell). The suit alleges breach of fiduciary duties and abuse of control. The plaintiff seeks relief for compensatory damages and reasonable costs and expenses for all damages sustained as a result of the alleged wrongdoing. Additionally the plaintiff seeks declaratory judgments that plaintiff may maintain the action on behalf of the Company, that the plaintiff is an adequate representative of the Company, and that the defendants have breached and/or aided and abetted the breach of their fiduciary duties to the Company. Lastly the plaintiff seeks that the Company be directed to take all necessary actions to reform and improve its corporate governance and internal procedures to comply with applicable law. The Company intends to vigorously defend against this suit. Due to the early stages of this suit the Company is unable to determine whether the likelihood of an unfavorable outcome of the dispute is probable or remote, nor can it reasonably estimate a range of potential loss, should the outcome be unfavorable.

On December 26, 2014, Medicine Dispensing Systems, a wholly-owned subsidiary of Medbox, filed a suit against Kind Meds, Inc. to collect fees of approximately $550,000 arising under a contract to establish a dispensary. Kind Meds, Inc. filed a cross complaint against Medicine Dispensing Systems for breach of contract and breach of implied covenant of good faith and fair dealing, claiming damages of not less than $500,000. We believe that the cross complaint is without merit. We will continue to pursue this Kind Meds suit for the amounts owed under the contract and will vigorously defend ourselves against the cross complaint. At this time the Company is unable to determine whether the likelihood of an unfavorable outcome of the dispute is probable or remote, nor can it reasonably estimate a range of potential loss, should the outcome be unfavorable.

The Company commenced arbitration proceedings against a former employee on June 13, 2013 related to employment claims asserted by the employee. Thereafter, the employee filed a suit in Los Angeles County Superior Court. The suit was stayed pending the outcome of the arbitration and thereafter dismissed without prejudice. The Company obtained a favorable arbitration award. The Company then filed an Application to Confirm the Arbitration Award in Arizona Superior Court, Maricopa County. After being unable to serve the employee, the Company performed service by publication and filed proofs of publication for service on the employee on February 27, 2015 and March 2, 2015. If the arbitration award is not enforced, the employee’s claim can be re-filed in California.

In October 2014, the Board of Directors of the Company appointed a special board committee (the “Special Committee”) to investigate a federal grand jury subpoena pertaining to the Company’s financial reporting which was served upon the Company’s accountants as well as certain alleged wrongdoing raised by a former employee of the Company. The Company was subsequently served with two SEC subpoenas in early November 2014. The Company is fully cooperating with the grand jury and the SEC. In connection with its investigation of these matters, the Special Committee in conjunction with the Audit Committee initiated an internal review by management and by an outside professional advisor of certain prior period financial reporting of the Company. The outside professional advisor reviewed the Company’s revenue recognition methodology for certain contracts for the third and fourth quarters of 2013. As a result of certain errors discovered in connection with the review by management and its professional advisor, the Audit Committee, upon management’s recommendation, concluded on December 24, 2014 that the consolidated financial statements for the year ended December 31, 2013 and for the third and fourth quarters therein, as well as for the quarters ended March 31, 2014, June 30, 2014 and September 30, 2014, should no longer be relied upon and would be restated to correct the errors. On March 6, 2015 the audit committee determined that the consolidated financial statements for the year ended December 31, 2012, together with all three, six and nine month financial information contained therein, and the quarterly information for the first two quarters of the 2013 fiscal year should also be restated. On March 11, 2015, the Company filed its restated Form 10 Registration Statement with the SEC with restated financial information for the years ended December 31, 2012 and December 31, 2013, and on March 16, 2015, the Company filed amended and restated quarterly reports on Form 10-Q, with restated financial information for the periods ended March 31, June 30 and September 30, 2014, respectively.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed under “Risk Factors” as filed in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 26, 2015.

The factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by any forward-looking statements contained in this report.

The following represents material changes in risk factors from that disclosed in the Company’s 2014 Annual Report filed on Form 10-K:

Our manufacturing partner may cease doing business, and we may not be able to find another manufacturer to supply inventory on the same terms to us, or at all.

On May 4, 2015, AVT, Inc., the manufacturing partner of the Company announced that they had commenced a voluntary filing for restructuring and court protection under Chapter 11 of the United States Bankruptcy Code. AVT expects that the court will authorize them to conduct business as usual while developing a reorganization plan and believes that the company’s core vending and automated retailing business remains strong, and that the filing is related to past attempts at diversification into unrelated businesses. The Company has evaluated the bankruptcy filing and concluded it should not impact the Company’s operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description

10.01	Amendment to Purchase Agreement Amendment, incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-54928) filed with the Commission on April 3, 2015.

10.02	Written Waiver Agreement, incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-54928) filed with the Commission on April 3, 2015.

10.03	Debenture Amendment Agreement, incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-54928) filed with the Commission on April 3, 2015.

10.04	Amendment to Amendment Modification and Supplement to Securities Purchase Agreement, dated April 8, 2015, incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-54928) filed with the Commission on April 24, 2015.

10.05	Second Amendment to Amendment Modification and Supplement to Securities Purchase Agreement, dated April 24, 2015, incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-54928) filed with the Commission on April 24, 2015.

10.06	Second Written Waiver Agreement, dated April 24, 2015, incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-54928) filed with the Commission on April 24, 2015.

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Schema.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase.*

101.LAB	XBRL Taxonomy Extension Label Linkbase.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Medbox, Inc.

Date: May 15, 2015	By:	/s/ Guy M. Marsala
Guy M. Marsala
Chief Executive Officer (principal executive officer)

Date: May 15, 2015	By:	/s/ C. Douglas Mitchell
C. Douglas Mitchell
Chief Financial Officer (principal financial and accounting officer)