Form 10-Q
period 2015-06-30
Medbox, Inc.
filed 2015-08-14
CIK 1547996

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

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

As of August 10, 2015, the registrant had 69,823,415 shares of common stock, par value $0.001 per share, outstanding.

MEDBOX, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

MEDBOX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2015	December 31, 2014
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$564,267	$101,182
Marketable securities	94,817	94,776
Accounts receivable	—	8,774
Inventory, net of valuation reserve of $293,473	377,663	961,236
Deposits in escrow	90,000	400,476
Prepaid insurance	370,366	31,491
Prepaid expenses and other current assets	153,159	34,729

Total current assets	1,650,272	1,632,664

Property and equipment, net of accumulated depreciation of $40,763 and $50,192, respectively	115,722	158,318
Assets held for resale	399,594	399,594
Intangible assets, net of accumulated amortization of $109,584 and $83,500 respectively	683,069	709,153
Note receivable, net of allowance of $350,000	—	—
Goodwill	1,260,037	1,260,037
Deferred Costs	299,018	—
Deposits and other assets	172,212	104,726

Total assets	$4,579,924	$4,264,492

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payables	$2,799,533	$1,713,627
Accrued interest payable	247,930	372,937
Accrued expenses	122,362	610,497
Accrued settlement and severance expenses	1,004,486	—
Deferred revenue, current	196,884	204,091
Notes payable	249,000	261,434
Related party notes payable	474,888	678,877
Convertible notes payable, net of discount of $0 and $1,225,573, respectively	4,655,701	2,524,427
Convertible notes payable, related parties	150,000	—
Derivative Liability	2,047,673	3,691,853
Customer deposits	1,214,808	1,525,808

Total current liabilities	13,163,265	11,583,551

Deferred revenue, less current portion	524,418	568,515
Deferred tax liability	160,000	160,000

Total liabilities	13,847,683	12,312,066

Commitments and contingencies (see Note 9)
Stockholders’ Deficit
Preferred stock, $0.001 par value: 10,000,000 authorized; 3,000,000 and 3,000,000 issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	3,000	3,000
Common stock, $0.001 par value: 100,000,000 authorized, 44,273,535 and 30,496,909 issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	44,274	30,497
Additional paid-in capital	29,909,695	15,315,110
Treasury stock	(1,209,600)	(1,209,600)
Accumulated deficit	(37,906,780)	(22,078,193)
Accumulated other comprehensive loss	(108,348)	(108,388)

Total stockholders’ deficit	(9,267,759)	(8,047,574)

Total liabilities and stockholders’ deficit	$4,579,924	$4,264,492

See notes to condensed consolidated financial statements.

MEDBOX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	For the 3 months ended		For the 6 months ended
	June 30		June 30
	2015	2014	2015	2014
Revenue	$59,447	$335,187	$101,195	$386,197
Revenue, related party	24,918	24,918	49,562	24,918
Less: allowances and refunds	—		—	(60,000)

Net revenue	84,365	360,105	150,757	351,115
Cost of revenues	867,025	728,669	1,181,328	1,678,542

Gross loss	(782,660)	(368,564)	(1,030,571)	(1,327,427)
Operating expenses
Selling and marketing	159,156	286,784	338,497	430,008
Research and development	—	67,033	—	75,033
General and administrative	5,236,018	663,415	9,121,614	1,225,115

Total operating expenses	5,395,174	1,017,232	9,460,111	1,730,156

Loss from operations	(6,177,834)	(1,385,796)	(10,490,682)	(3,057,583)

Other income (expense)
Interest income (expense), net	(90,010)	11,501	(93,800)	25,153
Financing Costs	(1,774,750)	—	(2,299,632)	—
Change in fair value of derivative liabilities	814,213	—	3,053,071	—
Amortization of debt discount	(4,229,977)		(6,049,639)	—
Other income (expense)	63,450	26,511	52,095	26,511

Total other income (expense)	(5,217,074)	38,012	(5,337,905)	51,664
Loss before provision for income taxes	(11,394,908)	(1,347,784)	(15,828,587)	(3,005,919)

Provision for income taxes	—	—	—	—

Net loss	$(11,394,908)	$(1,347,784)	$(15,828,587)	$(3,005,919)

Loss per share attributable to common stockholders
Basic	$(0.32)	$(0.04)	$(0.47)	$(0.10)

Diluted	$(0.32)	$(0.04)	$(0.47)	$(0.10)

Weighted average shares outstanding
Basic	36,100,385	30,531,365	33,435,964	30,523,860

Diluted	36,100,385	30,531,365	33,435,964	30,523,860

Other Comprehensive loss
Net loss	(11,394,908)	(1,347,784)	(15,828,587)	(3,005,919)
Unrealized gain from marketable securities	57,476		40

Comprehensive loss	$(11,337,432)	$(1,347,784)	$(15,828,547)	$(3,005,919)

See notes to condensed consolidated financial statements.

MEDBOX, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

(Unaudited)

							Additional	Common		Accumulated Other	Total
	Preferred Stock		Common Stock		Treasury Stock		Paid-In	Stock	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Subscribed	Deficit	Loss	Deficit
Balances at December 31, 2014	3,000,000	$3,000	30,496,909	$30,497	(60,000)	$(1,209,600)	$15,315,110	$—	$(22,078,193)	$(108,388)	$(8,047,574)

Stock-based compensation							4,292,209				4,292,209
Exercise of warrants			206,480	206			278,745				278,951
Issuance of shares to settle accounts payable			1,633,047	1,633			363,095				364,728
Conversions of convertible notes payable			11,937,099	11,938			5,798,574				5,810,512
Issuance of warrants in connection with convertible notes payable							3,861,962				3,861,962
Unrealized gain from marketable securities										40	40
Net loss									(15,828,587)		(15,828,587)

Balances at June 30, 2015	3,000,000	$3,000	44,273,535	$44,274	(60,000)	$(1,209,600)	$29,909,695	$—	$(37,906,780)	$(108,348)	$(9,267,759)

See notes to condensed consolidated financial statements.

MEDBOX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the 6 months ended June 30,
	2015	2014
Cash flows from operating activities
Net loss	$(15,828,587)	$(3,005,919)
Adjustments to reconcile net loss to net cash:
Depreciation and amortization	64,691	38,953
Provisions and allowances	—	60,000
Gain on sale of investments and property and equipment	—	(9,600)
Charges from escrow deposits	240,400	—
Inventory valuation reserve	354,939
Market value of securities received for services	—	(98,532)
Unrealized gain on marketable securities held for resale	—	(26,511)
Change in fair value of derivative liability	(3,053,071)	—
Amortization of debt discount	6,049,639	—
Financing costs	2,299,632
Stock based compensation	4,292,209	—
Changes in operating assets and liabilities
Accounts receivable	8,774	(29,362)
Inventories	228,634	(37,791)
Deposits in escrow	20,076	—
Prepaid insurance	(338,875)	—
Prepaid expenses and other assets	(185,916)	(213,261)
Accounts payables	1,659,988	193,384
Accrued interest payable	165,657	—
Accrued expenses	(488,135)	—
Accrued settlement and severance expenses	1,004,486	—
Customer deposits	(311,000)	863,137
Deferred revenue	(51,304)	458,051
Deferred costs	(299,018)	—

Net cash provided by (used in) operating activities	(4,166,781)	(1,807,451)
Cash flows from investing activities
Issuance of note receivable	—	(40,000)
Purchase of intangible assets, net	—	(195,002)

Net cash used in investing activities	—	(235,002)
Cash flows from financing activities
Payments on notes payable	(12,434)	1,738
Related party notes payable, net	(150,000)	404,880
Proceeds from issuance of notes payable	—	—
Proceeds from issuance of common stock, net	—	2,442,859
Proceeds from issuance of convertible notes payable, net	4,642,300	—
Proceeds from issuance of convertible notes payable from related parties, net	150,000	—

Net cash provided by financing activities	4,629,866	2,849,477
Net decrease in cash	463,085	807,024
Cash, beginning of period	101,182	168,003

Cash, end of period	$564,267	$975,027

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,151	$2,872

Cash paid for income tax	$—	$—

Non- cash investing and financing activities:
Marketable securities received for accounts receivable	$—	$196,000

Common stock issued upon debt conversion	$5,810,512	$—

Common stock issued for accounts payable	$364,728	$—

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

The Company holds the license to operate a dispensary in Portland, Oregon, and a master lease on the property in which the dispensary is located. The Company entered into an Operating Agreement with an unrelated party (the “Operator”) in which the Operator will manage and operate the Dispensary. Per the terms of the Agreement, the Dispensary is “under the exclusive supervision and control of Operator, which shall be responsible for the proper and efficient operation of the Dispensary”. The term of the Agreement includes an initial term, which is five years, and a renewal term for an additional five years. The renewal term is at the discretion of the Operator.

The procurement fee for the dispensary was $400,000 (initially classified in Deferred Revenue), of which $50,000 was paid upon execution and delivery of the Agreement, and the remaining $350,000 is to be paid monthly in the amount of gross receipts less payroll and costs of inventories. If the procurement fees are not paid within six months, the payment terms become a minimum monthly payment of $5,000. The remaining $350,000 is evidenced by a Note Receivable to the Company. As of June 30, 2015 the Company is not assured of the timing of the collectability of the Note Receivable and therefore has set up an allowance in the amount of $350,000 for the Note Receivable, and has reduced the Deferred Revenue to $50,000.

After the Procurement Fee is paid in full, it is the parties’ plan that ownership of the Dispensary (through a new merged corporation) will be apportioned 51% to Operator and 49% to Medbox. The Agreement also includes an annual Licensor Fee of 5% of the annual Gross Revenues, which will begin after the Procurement Fees have been paid in full.

The Company has determined that they do not hold the controlling financial interest in the Dispensary and are not the primary beneficiary, and therefore will not consolidate the Dispensary in their financial statements.

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

Basis of Presentation

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission for Interim Reporting. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, considered necessary for a fair presentation of the results for the interim periods presented. The results for the three and six months ended June 30, 2015 are not necessarily indicative of results to be expected for a full year, any other interim periods or any future year or period.

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

Concentrations of Credit Risk

The Company maintains cash balances at several financial institutions in California, Oregon, and Florida. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $250,000. At June 30, 2015 and December 31, 2014, the Company’s uninsured balances totaled $96,422 and $0, respectively. The Company has not experienced any losses in such accounts and periodically evaluates the credit worthiness of the financial institutions and has determined the credit exposure to be negligible.

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred. The Company incurred advertising and marketing costs of approximately $0 and $286,000 for the three months ended June 30, 2015 and 2014, respectively and approximately $0 and $430,000 for the six months ended June 30, 2015 and 2014, respectively.

MEDBOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Fair Value of Financial Instruments

Pursuant to ASC No. 825, Financial Instruments, the Company is required to estimate the fair value of all financial instruments included on its balance sheets. The carrying value of cash, accounts receivable, other receivables, inventory, accounts payable and accrued expenses and notes payable, related party notes payable, customer deposits, provision for customer refunds and short term loans payable approximate their fair value due to the short period to maturity of these instruments. The Company’s marketable securities and customer deposits require fair value measurement on a recurring basis as the Company has received warrants for service provided to unrelated third party. The securities received as a payment for services provided will be exposed to gains or losses following their initial evaluation as of the date the revenue was earned.

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

Embedded derivative – The Company’s convertible notes payable include embedded features that require bifurcation and are accounted for as a separate embedded derivative (see Note 5). The Company has estimated the fair market value of the embedded derivative of the Notes based on a weighted probability model. The key valuation assumptions used consist of the price of the Company’s stock, a risk free interest rate based on the average yield of a one year Treasury note and expected volatility of the Company’s common stock all as of the measurement dates, and various estimated reset exercise prices allocated by probability. The Company considers these inputs Level 3 assumptions.

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

	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Quoted Prices for Similar Assets or Liabilities in Active Markets (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2015
Marketable securities	$94,817	$21,650	$—	$73,167
Derivative liability	2,047,673	—	—	2,047,673
Total	$2,142,490	$21,650	$—	$2,120,840

MEDBOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis:

For the six months ended June 30, 2015
Total
Balance at January 1, 2015	$3,691,853
Additions	3,186,431
Reclassified to equity upon conversion	(1,777,540)
Change in fair value of conversion feature	(3,053,071)
Ending balance	$2,047,673

Revenue Recognition

We enter into transactions with clients who require our expertise and are interested in being granted the right to have us engage exclusively with them in certain territories (which we describe as territory rights) to obtain the necessary licenses to operate a dispensary for the location, and to consult in daily operations of the dispensary.

Terms for each deal are varied and the sales arrangements typically include the delivery of our dispensing technology and dispensary location build-out. Medbox machines retail for approximately $50,000 for each machine set (including the POS system), and normally our contracts include the sale of the dispensary units within the scope of options to be provided that might also include location build out costs. Currently, our standard contracts have a five year term, call for an upfront, non-refundable consulting fee, and contain options including acquiring a Medbox dispensary machine and having the Company perform the buildouts for the location, at set prices. The Company has determined these optional purchases each constitute a separate purchasing decision, and therefore are considered a separate arrangement for revenue recognition purposes. Revenue on each of these options are evaluated for recognition when and if the customer decides to enter into the arrangement.

Based on these contracts, and other auxiliary agreements, our current revenue model consists of the following income streams:

Consulting fee revenues and buildouts

Consulting fee revenues is a consistent component of our current and anticipated future revenues and is negotiated at the time we enter into a contract. The majority of the consulting fees arise from the upfront, non-refundable consulting fee in our standard contract, and is recognized over the life of the contract. Consulting fee revenue is only recognized when the following four criteria are met: 1) persuasive evidence of an arrangement exists, 2) delivery has occurred or services have been rendered, 3) sales price is fixed and determinable and 4) collectability is reasonably assured.

Revenue on dispensary unit sales is only recognized when the following four criteria are met: 1) persuasive evidence of an arrangement exists, 2) delivery has occurred, 3) sales price is fixed and determinable and 4) collectability is reasonable assured.

Revenue for the buildouts of the dispensary, if the customer chooses to have it performed by the Company, is recognized after issuance of a certificate of occupancy for the newly completed facility.

Other revenue includes sales of territory, location, and management rights

The Company at times enters into specific contracts to assign exclusive location and management rights, for a dispensary, that the Company has been granted through a license approved by local authorities. These rights are transferred under a management rights agreement to an operator for retail, dispensary, or cultivation centers. The Company also has one agreement with a related party in which they granted the related party the exclusive rights to a certain territory.

Other revenue is only recognized when the following four criteria are met: 1) persuasive evidence of an arrangement exists, 2) delivery has occurred or services have been rendered, 3) sales price is fixed and determinable and 4) collectability is reasonably assured. In the sale of the territory rights to the related party, the revenue is being recognized over the term of the agreement.

MEDBOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Revenues on VII product sales. Our VII subsidiary sells table top vaporizer machines and accessories. Vaporizer sales are recognized as the product is shipped unless otherwise agreed with the customer.

Revenue from referral fees. The Company had an agreement, which expired in November 2014, for referral services to explore matching its clients with a real estate financing partner to facilitate property purchases and subsequent leasebacks to clients. Referral fee revenue was recognized over the life of the agreement.

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

Basic and Fully Diluted Net Income/Loss Per Share

Basic net income/loss per share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share include the effects of any outstanding options, warrants and other potentially dilutive securities. The Company did not consider any potential common shares in the computation of diluted loss per share for the three and six months ending June 30, 2015 and 2014, due to the net loss, as they would have an anti-dilutive effect on EPS.

As of June 30, 2015 and 2014, the Company has 3,000,000 shares of Series A preferred stock outstanding with par value of $0.001 that could be converted into 15,000,000 shares of the Company’s common stock. Additionally the Company has approximately 8,650,000 warrants to purchase common stock outstanding as of June 30, 2015. The Company also has approximately $4,806,000 in convertible debentures outstanding at June 30, 2015, whose underlying shares were not included that are convertible at the holders’ option at a conversion price of the lower of $0.88 or 51% of the VWAP over the last 40 days prior to conversion (subject to reset upon a future dilutive financing).

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

MEDBOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Going Concern

The accompanying unaudited interim financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has an accumulated deficit of approximately $37,907,000 as of June 30, 2015. During the six months ended June 30, 2015, the Company had a net loss of approximately $15,829,000, negative cash flow from operations of approximately $4,167,000 and negative working capital of approximately $11,513,000. The Company will need to raise capital in order to fund its operations.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement a business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management is in negotiations with lenders to secure additional financing in the third quarter of 2015. Management is also planning to conduct a road show after the last half of 2015. The Company expects that these plans will provide it the necessary liquidity to continue operations for the next 12 months.

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

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for annual reporting periods for public business entities beginning after December 15, 2017, including interim periods within that reporting period. The new standard permits the use of either the retrospective or cumulative effect transition method. The Company is currently evaluating the effect that ASU 2014-09 will have on its financial statements and related disclosures. The Company has not yet selected a transition method nor determined the effect of the standard on its ongoing financial reporting.

MEDBOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – INVENTORIES

Inventories are stated at the lower of cost or market value. Cost is determined on a standard cost basis that approximates the first-in, first-out (FIFO) method.

The consolidated inventories at June 30, 2015 and December 31, 2014 consist of the following:

	June 30, 2015	December 31, 2014
Work in process and related capitalized costs	$—	$308,867
Deposits on dispensing machines, net of valuation reserve of $293,473 at June 30, 2015	32,500	325,973
Vaporizers and accessories	235,163	154,930
Dispensing machines	110,000	171,466

Total inventory, net	$377,663	$961,236

On May 4, 2015, AVT, Inc., the manufacturing partner of the Company announced that they had commenced a voluntary filing for restructuring and court protection under Chapter 11 of the United States Bankruptcy Code. Dispensing machines and Deposits on dispensing machines noted in schedule above are with AVT. Additionally, during the second quarter of 2015, the Company completed a strategic review of the Medbox machines and concluded that they would take a reduced role in future marketing efforts. As a result of the strategic review, the Company evaluated the inventory and the related deposits in connection with reduced demand and concluded a write down of both assets was required. The bankruptcy of the manufacturing partner further complicates the process to convert the inventory and advances to cash and therefore is an additional factor in the decision to write down the inventory and record a valuation reserve against the deposits. Accordingly, the Company has evaluated the realizability of the dispensing machines and deposits, and has written the inventory down by $61,466 to an estimated net realizable value of $110,000 and recorded a valuation reserve against the deposits of $293,473 resulting in net deposits of $32,500, during the three months ended June 30, 2015.

Work in process and related capitalized costs includes costs to build out a dispensary in Portland, Oregon that opened in the second quarter of 2015 (Note 1). The costs related to the Portland dispensary have been classified in deferred costs until the related revenue is recognized.

NOTE 4 – MARKETABLE SECURITIES

On May 19, 2014 the Company entered into a six month agreement with a publicly traded company that provides real estate financing and related solutions to licensed marijuana operators, under which the other entity issued approximately 200,000 warrants to the Company as consideration for referral fees. The Company exercised 33,333 warrants into 10,825 shares of common stock of the other entity, through the cashless exercise option, leaving the Company with 166,665 warrants. The warrants’ fair value of $73,167 as of June 30, 2015 was determined using the Black Scholes Merton model with the following assumptions: estimated term of one year, annual risk-free rate of .26%, and annualized expected volatility of 120%.

The fair value of the shares as of June 30, 2015 was $ 21,650. The Company uses the published closing price of the stock to value the stock held by the Company.

MEDBOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – CONVERTIBLE NOTES PAYABLE AND DERIVATIVE LIABILITY

On July 21, 2014, as amended on September 19, 2014 and October 20, 2014, the Company entered into a Securities Purchase Agreement whereby the Company agreed to issue convertible debentures (“July 2014 Debentures”) in the aggregate principal amount of $3,500,000, in five tranches. The initial closing in the aggregate principal amount of $1,000,000 occurred on July 21, 2014. The second closing in the amount of $1,000,000 occurred on August 26, 2014; the third of $500,000 on September 26, 2014. The fourth and fifth, each in the amount of $500,000, were to occur within 2 and 5 business days, respectively, of the effective date of the registration statement filed by the Company for the resale of the shares of common stock issuable upon conversion of the July 2014 Debentures. The Registration statement was withdrawn and terminated in December 2014, and a new registration statement was filed on April 9, 2015. The July 2014 Debentures bear interest at the rate of 10% per year. The debt is due July 21, 2015, with the original agreement calling for amortization payments, including accrued principal and accrued interest, beginning on the eleventh day of the fourth month after issuance and will continue on the eleventh day of each following eight successive months thereafter.

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

In connection with each of the purchase agreements, the Company entered into a registration rights agreement with the respective investors, pursuant to which the Company agreed to file a registration statement for the resale of the shares of common stock issuable upon conversion of, or payable as principal and interest on, the respective debentures, within 45 days of the initial closing date under each agreement, and to have such registration statements declared effective within 120 days of the initial closing dates of each purchase agreement. Through subsequent modifications of the July 2014 Debentures and September 2014 Debentures, the required date to file the registration statement and the effective date of the registration statement have been changed to April 15, 2015 and July 15, 2015, respectively. The registration statement was filed on April 9, 2015, and became effective on June 11, 2015.

The conversion feature of the July 2014 Debenture and the September 2014 debenture meets the definition of a derivative and due to the reset provision to occur upon subsequent sales of securities at a price lower than the fixed conversion price, requires bifurcation and is accounted for as a derivative liability. The derivative was initially recognized at its estimated fair value of approximately $1,885,000 and created a discount on the Notes that will be amortized over the life of the Notes using the effective interest rate method. The fair value of the embedded derivative is measured and recognized at fair value each subsequent reporting period and the changes in fair value are recognized in the Statement of Operations as Change in fair value of derivative liability. For the six months ended June 30, 2015 the Company recognized a loss on the change in fair value of derivative liabilities of approximately $3,053,000 (including the change in fair value related to the new convertible debentures issued in the first and second quarters of 2015 discussed below). See Note 2 Fair value measure for additional information on the fair value and gains or losses on the embedded derivative.

On January 30, 2015, the Company and the Investors entered into an Amendment, Modification and Supplement to the Purchase Agreement (the “Purchase Agreement Amendment” or the “Modification”) pursuant to which the Investors agreed to purchase an additional $1,800,000 in seven Modified Closings: (1) $200,000 was funded at the Closing of the Purchase Agreement Amendment; (2) $100,000 to be funded within thirty (30) days of the Closing; (3) $100,000 to be funded within two days following the filing of a registration statement with the SEC to register the shares underlying the Debentures (the “Registration Statement”) and of the Company having filed with the SEC a restatement of the Company’s consolidated financial statements as described in the Company’s Current Report on Form 8-K filed with the SEC on December 22, 2014; (4) $100,000 to be funded within two days of receipt of the first comment letter from the SEC with regard to the Registration Statement; (5) $500,000 to be funded within two days of the date that the

MEDBOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – CONVERTIBLE NOTES PAYABLE AND DERIVATIVE LIABILITY, CONTINUED

Registration Statement is declared effective by the SEC; (6) $500,000 to be funded within five days of the date that the Registration Statement is declared effective by the SEC; and (7) $100,000 to be funded within each of 90, 120, 150, and 180 days from the Closing of the Purchase Agreement Amendment. The Modification also eliminated the amortization payments discussed above, and provided for accrued and unpaid interest to be payable upon conversion or maturity rather than on specified payment dates. The Company is also required to open a new dispensary in Portland, Oregon during the first calendar quarter of 2015(which was later modified to April 30, 2015). The Company must also file the Registration Statement by March 8, 2015 (later amended), and it must be declared effective by June 15, 2015 in order to avoid default and acceleration under the Amended and Restated Debenture. As noted above, the Registration Statement was filed on April 9, 2015, and became effective June 11, 2015.

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

On April 9, 2015, the Company and their investors entered into an Amendment, Modification and Supplement to the July 2014 convertible debenture, which amends the closings as set forth in the March 23, 2015 Modification, to increase the amounts due in the third tranche, due two days after the filing of the Registration Statement, to $450,000.

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

As part of the January 30, 2015 Modification, the Parties entered into a Modified Debenture Agreement for the $200,000 that was funded at the Closing and agreed to use the same form of Modified Debenture for each of the other foregoing Modified Closings (collectively, the “Modified Debentures”). The fixed conversion price of the Modified Debenture was the lower of $5.00 or 51% of the lowest volume weighted average price for the 20 consecutive trading days prior to the applicable conversion date. This new fixed conversion price was a dilutive issuance to the outstanding July 2014 and September 2014 Debentures, thereby triggering a reset of the older fixed conversion price. As a result of the reset to the conversion price, at January 30, 2015, the derivative liability was remeasured to a fair value of approximately $2,690,000, using a weighted probability model as estimated by management. A decrease in fair value of the derivative liability of approximately $1,072,000 was recognized as a gain on the Statement of Consolidated Comprehensive Loss in the six months ended June 30, 2015.

The additional Modified Debentures under the July 2014 Debentures closed on February 27, 2015 in the amount of $100,000, March 13, 2015 in the amount of $50,000, March 16, 2015 in the amount of $25,000, March 20, 2015 in the amount of $75,000 and on March 26, 2015 in the amount of $150,000. All these Modified Debentures have a fixed conversion price of the lower of $1.83 or 51% of the VWAP for the last 20 days prior to the conversion. This new fixed conversion price was a dilutive issuance to the outstanding July 2014 and September 2014 Debentures, thereby triggering a reset of the previous $5 fixed conversion price. This reset resulted in the derivative liability being revalued at February 27, 2015, using a weighted probability model for a fair value of $2,720,000, for a decrease in fair value of approximately $334,000, recognized as a gain on the Statement of Consolidated Comprehensive Loss.

MEDBOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – CONVERTIBLE NOTES PAYABLE AND DERIVATIVE LIABILITY, CONTINUED

The additional Modified Debentures under the September 2014 Debentures closed on January 29, 2015 in the amount of $100,000 and February 24, 2015 in the amount of $100,000. These Modified Debentures have a fixed conversion price of the lower of $5.00 or 51% of the VWAP for the last 20 days prior to the conversion. This new fixed conversion price was a dilutive issuance to the outstanding July 2014 and September 2014 Debentures, thereby triggering a reset of the previous $5.00 fixed conversion price. The resulting reset and remeasurement of the fair value of the derivative liability is included in the amounts of the change to fair value discussed above.

The additional fundings of the July 2014 Modified Debentures under the closing schedule detailed above resulted in $2,811,500 being received during the second quarter. The first $300,000 had a fixed conversion price of the lower of $1.83 or 51% of the VWAP for the last 40 days prior to the conversion. The April 17, 2015 closing contained a fixed conversion price of the lower of $0.88 or 51% of the VWAP for the last 40 days prior to the conversion. This new fixed conversion price was a dilutive issuance to the outstanding July 2014 and September 2014 Debentures, thereby triggering a reset of the previous $1.83 fixed conversion price. This reset resulted in the derivative liability being revalued at April 17, 2015, using a weighted probability model for a fair value of $3,287,000, for a increase in fair value of approximately $1,764,000, recognized as a loss on the Statement of Consolidated Comprehensive Loss.

There was additional funding of $1,300,000 of the September 2014 Modified Debentures under the closing schedule detailed above. These Modified Debentures all have a fixed conversion price of the lower of $0.88 or 51% of the VWAP for the last 40 days prior to the conversion.

The Directors convertible debentures required under the March 23, 2015 Modification, issued in the first quarter of 2015, total $150,000, and have a three year term and an interest rate of 8% per annum. They were originally convertible at a fixed conversion price of the lower of $1.83 or 51% of the VWAP for the last 20 days prior to conversion. As with the Modified Debentures, the debentures included a reset provision, which resulted in the conversion feature being bifurcated and accounted for as a derivative liability, with an initial fair value of $132,175. The director’s convertible debentures also reset on February 27, 2015 and April 17, 2015, with the changes to fair value included in the amounts disclosed above.

The Modified Debentures also included a warrant instrument granting the Investor the right to purchase shares of common stock of the Company equal to the principal amount of the applicable Modified Debenture divided by a price equal to 120% of the last reported closing price of the Common stock on the applicable closing date of the Modified Debenture, with a three year term.

The warrants issued in the six months ended June 30, 2015 in connection with all the Modified Debentures are summarized below:

Date issued	Number of warrants	Exercise price	Fair Value
July 2014 Modified Debentures
January 30, 2015	40,552	$4.93	$159,601
February 26, 2015	45,537	2.20	79,904
March 13, 2015	21,151	2.36	39,965
March 16, 2015	10,575	2.36	19,981
March 20, 2015	41,946	1.79	59,942
March 27, 2015	75,758	1.98	119,888
April 2, 2015	60,386	1.66	74,025
April 2, 2015	30,193	1.66	37,012
April 10,2015	107,194	1.39	112,460
April 17,2015	41,667	1.20	37,680
April 24,2015	127,119	1.18	112,635
April 24, 2015	21,186	1.18	18,772
May 1, 2015	156,250	.96	113,133
May 7, 2015	134,615	.78	79,234
May 8, 2015	42,000	.75	23,768

MEDBOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – CONVERTIBLE NOTES PAYABLE AND DERIVATIVE LIABILITY, CONTINUED

May 15, 2015	200,000	.75	113,365
May 22, 2015	250,000	.60	113,366
May 29, 2015	258,621	.58	112,537
June 5, 2015	288,462	.52	120,738
June 12, 2015	930,233	.43	303,246
June 19, 2015	3,448,276	.29	751,159
September 2014 Modified Debentures
January 28, 2015	18,038	5.54	80,156
February 13, 2015	57,870	1.73	96,689
April 2, 2015	181,159	1.66	222,109
April 24, 2015	90,579	1.10	80,548
May 15, 2015	200,000	.75	113,365
June 12, 2015	1,744,186	.43	570,248
Directors
January 5, 2015	6,173	8.10	39,901
January 30, 2015	10,142	4.93	39,916
February 2, 2015	10,204	4.90	16,619

Total	8,650,792		3,861,962

The Company determined that the warrants were properly classified in equity as there is no cash settlement provision and the warrants have a fixed exercise price and therefore result in an obligation to deliver a known number of shares.

As a result of the conversion feature being bifurcated and recognized as a derivative liability, the Company evaluated the warrants and determined that they have a sufficient number of authorized and unissued shares as of June 30, 2015, after consideration of the subsequent increased authorized shares, (See Note 10), to settle all existing commitments.

The Company adopted a sequencing policy that reclassifies contracts, with the exception of stock options, from equity to assets or liabilities for those with the earliest inception date first. Future issuance of securities will be evaluated as to reclassification as a liability under our sequencing policy of earliest inception date first until either all of the convertible debentures are converted or settled.

During the six months ended June 30, 2015, $2,900,000 principal of the July 2014 Debentures and $1,100,000 principal and approximately $27,000 accrued interest of the September 2014 Debentures were converted into 12,383,229 of the Company’s common shares at an average price of $0.74, based on 51% of the calculated VWAP. As a result of the conversions approximately $90,000 of the related debt discount was immediately amortized as Amortization of debt discount on the Statement of Comprehensive Loss. Upon conversion, the derivative fair value for the amounts converted were remeasured through the date of conversion, with the resulting decrease of fair value of approximately $1,160,000 recognized on the Statement of Consolidated Comprehensive Loss. At the same time, the fair value of the conversion feature derivative liability related to the amount converted was reclassified to equity.

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

On August 21, 2014, the Compensation Committee of the Board granted Restricted Stock and RSU’s to two Board members who were elected to the Board on April 9, 2014. Under the award, the Directors received 346,875 shares of restricted stock and 121,875 RSU’s under which the holders have the right to receive 121,875 shares of common stock. The grant date fair value of the restricted stock was $3,607,500 and the grant date fair value of the RSU’s was $1,267,500. The restricted Stock and RSU’s vested over the remaining first year of the new Board members’ term ending on March 31, 2015. The fair value of the grant was amortized over the period from the date of grant, August 21, 2014 to the end of the first year of the Board members’ term, March 31, 2015. Under the Board members’ contracts, additional grants will be made for the second year of the contract.

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

On January 15, 2015, the Board granted 75,000 RSUs to a consultant, which vest in 25,000 installments quarterly through July 15, 2015, beginning with 25,000 which vested immediately on the grant date. The grant date fair value of the RSU’s was approximately $450,000.

On May 11, 2015, the Board granted 38,600 RSUs to various officers and employees, which vested immediately on the grant date. The grant date fair value of the RSU’s was approximately $20,000, which was immediately expensed.

In connection with the former CEO’s separation agreement (Note 9) approximately 2,580,000 options with a 10 year term were granted at an exercise price of $0.13. The fair value of $335,117 was calculated using the Black Sholes Merton model, and was immediately expensed.

On May 11, 2015, the new CEO (Note 9) was awarded 196,078 RSUs in connection with his retention agreement. The grant date fair value of the RSU’s was approximately $100,000. The RSUs vest quarterly through May 11, 2016.

A summary of the activity related to restricted stock and RSUs for the six months ended June 30, 2015 is presented below:

Restricted stock	Total shares	Grant date fair value
Restricted stock non-vested at January 1, 2015	168,750	$10.40
Restricted stock granted	—	—
Restricted stock vested	(168,750)	10.40
Restricted stock forfeited	—	—

Restricted stock non-vested at June 30, 2015	—	$—

Restricted stock units (RSU’s)	Total shares	Grant date fair value
RSU’s non-vested at January 1, 2015	199,584	$10.70
RSU’s granted	412,354	$0.51 - $6.07
RSU’s vested	(189,016)	$0.51 - $6.07
RSU’s forfeited	—

RSU’s non-vested June 30, 2015	422,922	$0.51 - $11.00

MEDBOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – RESTRICTED STOCK AND RESTRICTED STOCK UNITS (“RSUs”), CONTINUED

A summary of the expense related to restricted stock, RSUs and stock option awards for the three and six months ended June 30, 2015 is presented below:

Summary of the expense related to Restricted Stock and RSUs	For the three months ended June 30, 2015	For the six months ended June 30, 2015
Restricted Stock	390,000	1,845,942
RSU’s	1,055,550	2,111,150
Stock options	335,117	335,117

Total	$1,780,667	$4,292,209

NOTE 7 – RELATED PARTY TRANSACTIONS

The aggregate amount of outstanding payables to related parties as of June 30, 2015 and December 31, 2014 was $474,888 and $678,877, respectively.

During the year ended December 31, 2014, the Company issued four notes payable to PVM International Inc. (“PVMI”), a related party which is 100% owned by a co-founder of the Company, in the amounts of $250,000, $100,000, $500,000, and $375,000. These notes were subsequently partially repaid leaving $284,488 outstanding as of June 30, 2014. On October 17, 2014 the Company entered into an assignment agreement with PVMI through which PVMI assigned all rights and titles for any opened escrow on real estate purchase agreements in San Diego in exchange for a related party notes payable from the Company. As of the signing date the agreement was valued at $190,400 which represented the value of escrow deposits paid by PVMI for eight different real estate agreements.

On March 28, 2014, the Company entered into an agreement with a related party for territory rights in Colorado for $500,000. The agreement has a term of five years and in accordance with the Company’s revenue policy, the revenue will be recognized over the five year term. Approximately $375,000 remains in deferred revenue as of June 30, 2015.

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

MEDBOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – STOCKHOLDER’S EQUITY

Common Stock

For common shares which were issued upon conversion of the convertible debentures during the six months ended June 30, 2015 see Note 5.

During the six months ended June 30, 2015 the Company issued 1,633,047 shares of its common stock, valued at approximately $365,000 as based on the market price of the common stock on the date of settlement, as a payment of certain accounts payables.

In addition, the Company issued 206,480 of their common stock upon exercise of the warrants held by various previous owners of VII.

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

Total rent expense under operating leases for the three months ended June 30, 2015 and 2014 was $66,000 and $58,000, respectively. Rent expense for the six months ended June 30, 2015 and 2014 was approximately $110,000 and $114,000, respectively.

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

The following table is a summary of our material contractual lease commitments as of June 30, 2015:

Year Ending	Office Rent	Retail/Cultivation Facility Lease
2015	$133,884	$44,400
2016	245,310	88,800
2017	88,968	88,800
2018	—	88,800
2019	—	29,600

Total	$468,162	$340,400

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

Through December 31, 2014 the Company paid $930,000 either by deposit into twelve escrow accounts or direct payments to sellers, to secure the purchase and/or extend the closing dates on real estate to be used for future retail/cultivation facilities with an aggregate purchase price of $26,830,000. The real estate purchase agreements have closing dates varying between December 1, 2014 and February 10, 2015. No additional deposits were made during the six months ended June 30, 2015 and one additional escrow was closed.

During the year 2014, the Company allowed the escrows to expire on three agreements with an aggregate purchase price of $3,195,000 and forfeited $140,000 in earnest money due to unfavorable terms demanded by the sellers to extend the escrow and closing date.

The Company was not successful in obtaining licenses for another ten locations with an aggregated sales price of $21,515,000 and deposits in escrow totaling $685,000. As a result all escrow accounts were closed with $235,757 forfeited and $419,167 refunded to the Company in 2014, and $30,076 refunded during the first quarter of 2015.

During the second quarter of 2014 one of the Company’s subsidiaries entered into a real estate purchase agreement in Washington state. The purchase transaction was closed during the third quarter for a total purchase price of $399,594 partially financed by a promissory note for $249,000.

A summary of open real estate purchase transactions as of June 30, 2015 is represented in the table below:

Property	Purchase price	Closing date	Net escrow balance	Date escrow opened	Additional rents/ fees incurred to extend closing date
1	$360,000	07/19/2015	55,000	06/28/2014	$22,308
2	—		25,000	07/21/2014	—

Total	$360,000		$80,000		$22,308

During 2014, the Company entered into numerous real estate contracts in the state of San Diego to secure locations during the licensing process. The contracts allow the Company to demonstrate to licensing authorities that the locations are available for use as a dispensary or cultivation location. During the second quarter the Company terminated additional licensing efforts on seven properties and accordingly wrote off $240,400 of escrow deposits. Line 2 represents the balance of advance from San Diego escrow deposits assigned to the Company by PVMI used to secure properties for licensing process in San Diego, the assignment agreement is described in the “Related parties transaction” footnote.

Officers

On June 30, 2015, Guy Marsala, President, Chief Executive Officer, and director of the Company since July 23, 2014, tendered his resignation as President and Chief Executive Officer of the Company and as a director on the Company’s board, effective immediately. Mr. Marsala confirmed that such resignation is not because of a disagreement with the Company on any matter relating to its operations, policies or practices.

In connection with his resignation, the Company and Mr. Marsala entered into a Separation Agreement dated June 30, 2015. Pursuant to the terms of the Separation Agreement, Mr. Marsala is entitled to receive $500,000 in severance pay, payable in equal monthly installments of $30,000, and a grant of options to purchase up to $335,275 of shares of common stock at an exercise price based on the closing price of the Company’s common stock on June 30, 2015, in lieu of any rights under his employment agreement, which was terminated.

MEDBOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – COMMITMENTS AND CONTINGENCIES, CONTINUED

Chief Operating Officer/Chief Executive Officer

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

Effective June 30, 2015, Jeffrey Goh, was promoted to President and interim Chief Executive Officer of the Company.

New Lease

The Company entered into a new lease for new offices in Los Angeles, CA on April 7, 2015, which terminates on September 29, 2016. The sublease on the new office has a term of 18 months and with monthly rent of approximately $7,500. The Company plans to sublease the office in West Hollywood, CA.

Litigation

On May 22, 2013, Medbox initiated litigation in the United States District Court in the District of Arizona against three shareholders of MedVend Holdings LLC (“Medvend”) in connection with a contemplated transaction that Medbox entered into for the purchase of an approximate 50% ownership stake in Medvend for $4.1 million. The lawsuit alleges fraud and related claims arising out of the contemplated transaction during the quarter ended June 30, 2013. The litigation is pending and Medbox has sought cancellation due to a fraudulent sale of the stock because the selling shareholders lacked the power or authority to sell their ownership stake in MedVend, and their actions were a breach of representations made by them in the agreement. On November 19, 2013 the litigation was transferred to United States District Court for the Eastern District of Michigan. MedVend recently joined the suit pursuant to a consolidation order executed by a new judge assigned to the matter. In the litigation, the selling shareholder defendants seek alternatively to have the transaction performed, or to have it unwound and be awarded damages and allege breach of the agreement by Medbox and that $600,000 was wrongfully retained by the Company. Medbox has denied liability with respect to any and all such counterclaims. A new litigation schedule was recently issued setting trial for September 2015. On June 5, 2014, the Company entered into a purchase and sale agreement (the “Medvend PSA”) with PVM International, Inc. (“PVMI”) concerning this matter. Pursuant to the Medvend PSA, the Company sold to PVMI the Company’s rights and claims attributable to or controlled by the Company against those three certain stockholders of Medvend, known as Kaplan, Tartaglia and Kovan (the “Medvend Rights and Claims”), in exchange for the return by PVMI to the Company of 30,000 shares of the Company’s common stock. PVMI is owned by Vincent Mehdizadeh, the Company’s largest stockholder. The Company will have the right, under the Medvend PSA, to purchase from PVMI, at any time, the Medvend Rights and Claims, for the consideration provided by PVMI, plus the sum of any of PVMI’s reasonable expenditures incurred in pursuit of the Medvend Rights and Claims. The court has not yet ruled on the substitution of PVMI as plaintiff in this matter. If necessary, the Company plans to vigorously defend against this matter. The case is in the discovery stage, and, at this time, the Company cannot determine whether the likelihood of an unfavorable outcome of the dispute is probable or remote, nor can they reasonably estimate a range of potential loss, should the outcome be unfavorable.

On February 20, 2015 Michael A. Glinter, derivatively and on behalf of nominal defendants Medbox, Inc. the Board and certain executive officers (Pejman Medizadeh, Matthew Feinstein, Bruce Bedrick, Thomas Iwanskai, Guy Marsala, J. Mitchell Lowe, Ned Siegel, Jennifer Love, and C. Douglas Mitchell) filed a suit in the Superior Court of the State of California for the County of Los Angeles. The suit alleges breach of fiduciary duties and abuse of control by the defendants. Relief is sought awarding damages resulting from breach of fiduciary duty and to direct the Company and the defendants to take all necessary actions to reform and improve its corporate governance and internal procedures to comply with applicable law. This action has been stayed pending the outcome of the actions filed in the United States District Court for the District of Nevada (Calabrese and Gray). Due to the early stages of this suit the Company is unable to determine whether the likelihood of an unfavorable outcome of the dispute is probable or remote, nor can it reasonably estimate a range of potential loss, should the outcome be unfavorable.

MEDBOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – COMMITMENTS AND CONTINGENCIES, CONTINUED

On January 21, 2015 Josh Crystal on behalf of himself and of all others similarly situated filed a class action lawsuit in the U.S. District Court for Central District of California against Medbox, Inc., and certain past and present members of the Board (Pejman Medizadeh, Bruce Bedrick, Thomas Iwanskai, Guy Marsala, and Douglas Mitchell). The suit alleges that the Company issued materially false and misleading statements regarding its financial results for the fiscal year ended December 31, 2013 and each of the interim financial periods that year. The plaintiff seeks relief of compensatory damages and reasonable costs and expenses or all damages sustained as a result of the wrongdoing. On April 23, 2015, the Court issued an Order consolidating the three related cases in this matter: Crystal v. Medbox, Inc., Gutierrez v. Medbox, Inc., and Donnino v. Medbox, Inc., and appointing a lead plaintiff. On July 27, 2015 Plaintiffs filed a Consolidated Amended Complaint. The Company must file a responsive pleading on or before September 25, 2015. The Company intends to vigorously defend against these suits. Due to the early stages of the suits the Company is unable to determine whether the likelihood of an unfavorable outcome of the dispute is probable or remote, nor can it reasonably estimate a range of potential loss, should the outcome be unfavorable.

On January 18, 2015, Ervin Gutierrez filed a class action lawsuit in the U.S. District Court for the Central District of California. The suit alleges violations of federal securities laws through public announcements and filings that were materially false and misleading when made because they misrepresented and failed to disclose that the Company was recognizing revenue in a manner that violated US GAAP. The plaintiff seeks relief for compensatory damages and reasonable costs and expenses or all damages sustained as a result of the wrongdoing. On April 23, 2015, the Court issued an Order consolidating the three related cases in this matter: Crystal v. Medbox, Inc., Gutierrez v. Medbox, Inc., and Donnino v. Medbox, Inc., and appointing a lead plaintiff. On July 27, 2015 Plaintiffs filed a Consolidated Amended Complaint. The Company must file a responsive pleading on or before September 25, 2015. The Company intends to vigorously defend against this suit. Due to the early stages of the suit the Company is unable to determine whether the likelihood of an unfavorable outcome of the dispute is probable or remote, nor can it reasonably estimate a range of potential loss, should the outcome be unfavorable.

On January 29, 2015, Matthew Donnino filed a class action lawsuit in the U.S. District Court for Central District of California. The suit alleges that the Company issued materially false and misleading statements regarding its financial results for the fiscal year ended December 31, 2013 and each of the interim financial periods that year. The plaintiff seeks relief for compensatory damages and reasonable costs and expenses or all damages sustained as a result of the wrongdoing. On April 23, 2015, the Court issued an Order consolidating the three related cases in this matter: Crystal v. Medbox, Inc., Gutierrez v. Medbox, Inc., and Donnino v. Medbox, Inc., and appointing a lead plaintiff. On July 27, 2015 Plaintiffs filed a Consolidated Amended Complaint. The Company must file a responsive pleading on or before September 25, 2015. The Company intends to vigorously defend against this suit. Due to the early stages of the suit the Company is unable to determine whether the likelihood of an unfavorable outcome of the dispute is probable or remote, nor can it reasonably estimate a range of potential loss, should the outcome be unfavorable.

On February 12, 2015, Jennifer Scheffer, derivatively on behalf of nominal defendant Medbox    , filed a lawsuit in the Eighth Judicial District Court of Nevada seeking damages for breaches of fiduciary duty regarding the issuance and dissemination of false and misleading statements and regarding allegedly improper and unfair related party transactions, unjust enrichment and waste of corporate assets. On April 17, 2015, Ned Siegel and Mitchell Lowe filed a Motion to Dismiss. On April 20, 2015, the Company filed a Joinder in the Motion to Dismiss. On July 27, 2015, the Court held a hearing on the Motion to Dismiss, and upon the conclusion of oral argument, the Court took the matter under submission. On August 10, 2015, the Court issued its Decision granting the Motion to Dismiss without prejudice. Due to the early stages of the suit the Company is unable to determine whether the likelihood of an unfavorable outcome of the dispute is probable or remote, nor can it reasonably estimate a range of potential loss, should the outcome be unfavorable.

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

On May 20, 2015 Patricia des Groseilliers, derivatively and on behalf of nominal defendant Medbox, Inc., filed a suit in the United States District Court for the District of Nevada against the Company’s Board of Directors and certain executive officers (Pejman Vincent Mehdizadeh, Ned Siegel, Guy Marsala, J. Mitchell Lowe, Bruce Bedrick, Jennifer S. Love, Matthew Feinstein, C. Douglas Mitchell, and Thomas Iwanski). The suit alleges breach of fiduciary duties and unjust enrichment. The plaintiff seeks relief for compensatory damages and reasonable costs and expenses for all damages sustained as a result of the alleged wrongdoing. Additionally the plaintiff seeks declaratory judgments that plaintiff may maintain the action on behalf of the Company, that the plaintiff is an adequate representative of the Company, and that the defendants have breached and/or aided and abetted the breach of their fiduciary duties to the Company. Lastly the plaintiff seeks that the Company be directed to take all necessary actions to reform and improve its corporate governance and internal procedures to comply with applicable law. Due to the early stages of this suit the Company is unable to determine whether the likelihood of an unfavorable outcome of the dispute is probable or remote, nor can it reasonably estimate a range of potential loss, should the outcome be unfavorable.

On June 3, 2015 Mike Jones, derivatively and on behalf of nominal defendant Medbox, Inc., filed a suit in the U.S. District Court for Central District of California against the Company’s Board of Directors and certain executive officers (Guy Marsala, J. Mitchell Lowe, Ned Siegel, Jennifer S. Love, C. Douglas Mitchell, Pejman Vincent Mehdizadeh, Matthew Feinstein, Bruce Bedrick, and Thomas Iwanski). The suit alleges breach of fiduciary duties, abuse of control, and breach of duty of honest services. The plaintiff seeks relief for compensatory damages and reasonable costs and expenses for all damages sustained as a result of the alleged wrongdoing. Additionally the plaintiff seeks declaratory judgments that plaintiff may maintain the action on behalf of the Company, that the plaintiff is an adequate representative of the Company, and that the defendants have breached and/or aided and abetted the breach of their fiduciary duties to the Company. Lastly the plaintiff seeks that the Company be directed to take all necessary actions to reform and improve its corporate governance and internal procedures to comply with applicable law. On July 20, 2015, the Court issued an Order consolidating this litigation with those previously consolidated in the Central District (Crystal, Gutierrez, and Donnino). Due to the early stages of this suit the Company is unable to determine whether the likelihood of an unfavorable outcome of the dispute is probable or remote, nor can it reasonably estimate a range of potential loss, should the outcome be unfavorable.

On July 20, 2015 Kimberly Freeman, derivatively and on behalf of nominal defendant Medbox, Inc., filed a suit in the Eighth Judicial District Court of Nevada against the Company’s Board of Directors and certain executive officers (Pejman Vincent Mehdizadeh, Guy Marsala, Ned Siegel, J. Mitchell Lowe, Jennifer S. Love, C. Douglas Mitchell, and Bruce Bedrick). The suit alleges breach of fiduciary duties and unjust enrichment. The plaintiff seeks relief for compensatory damages and reasonable costs and expenses for all damages sustained as a result of the alleged wrongdoing. Additionally the plaintiff seeks declaratory judgments that plaintiff may maintain the action on behalf of the Company, that the plaintiff is an adequate representative of the Company, and that the defendants have breached and/or aided and abetted the breach of their fiduciary duties to the Company. Lastly the plaintiff seeks that the Company be directed to take all necessary actions to reform and improve its corporate governance and internal procedures to comply with applicable law. Due to the early stages of this suit the Company is unable to determine whether the likelihood of an unfavorable outcome of the dispute is probable or remote, nor can it reasonably estimate a range of potential loss, should the outcome be unfavorable.

On December 26, 2014, Medicine Dispensing Systems, a wholly-owned subsidiary of Medbox, filed a suit against Kind Meds, Inc. to collect fees of approximately $550,000 arising under a contract to establish a dispensary. Kind Meds, Inc. filed a cross complaint against Medicine Dispensing Systems for breach of contract and breach of implied covenant of good faith and fair dealing, claiming damages of not less than $500,000. We believe that the cross complaint is without merit. We will continue to pursue Kind Meds for the amounts owed under the contract and will vigorously defend ourselves against the cross complaint. At this time the Company in unable to determine whether the likelihood of an unfavorable outcome of the dispute is probable or remote, nor can it reasonably estimate a range of potential loss, should the outcome be unfavorable.

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

In October 2014, the Board of Directors of the Company appointed a special board committee (the “Special Committee”) to investigate a federal grand jury subpoena pertaining to the Company’s financial reporting which was served upon the Company’s accountants as well as certain alleged wrongdoing raised by a former employee of the Company. The Company was subsequently served with two SEC subpoenas in early November 2014. The Company is fully cooperating with the grand jury and the SEC. In connection with its investigation of these matters, the Special Committee in conjunction with the Audit Committee initiated an internal review by management and by an outside professional advisor of certain prior period financial reporting of the Company. The outside professional advisor reviewed the Company’s revenue recognition methodology for certain contracts for the third and fourth quarters of 2013. As a result of certain errors discovered in connection with the review by management and its professional advisor, the Audit Committee, upon management’s recommendation, concluded on December 24, 2014 that the consolidated financial statements for the year ended December 31, 2013 and for the third and fourth quarters therein, as well as for the quarters ended June 30, 2014, June 30, 2014 and September 30, 2014, should no longer be relied upon and would be restated to correct the errors. On March 6, 2015 the audit committee determined that the consolidated financial statements for the year ended December 31, 2012, together with all three, six and nine month financial information contained therein, and the quarterly information for the first two quarters of the 2013 fiscal year should also be restated. On March 11, 2015, the Company filed its restated Form 10 Registration Statement with the SEC with restated financial information for the years ended December 31, 2012 and December 31, 2013, and on March 16, 2015, the Company filed amended and restated quarterly reports on Form 10-Q, with restated financial information for the periods ended June 30, June 30 and September 30, 2014, respectively.

MEDBOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – SUBSEQUENT EVENTS

Share purchase and transfer

On March 5, 2015, Mr. Mehdizadeh announced that an agreement has been executed with Lizada Capital LLC, an investor in the field of legal cannabis products, that would result in the transfer of the majority of Mr. Mehdizadeh’s shares of the Company to that firm. As of June 30, 2015, the prospective buyer has cancelled this agreement.

Authorized share increase

On June 30, 2015, the Board of Directors of the Company and the holders of a majority of the Company’s voting securities approved by written consent an amendment to the Company’s Articles of Incorporation to increase the authorized number of shares of the Company’s common stock from 100,000,000 shares to 400,000,000 shares, par value of $0.001 per share. The Company’s Board of Directors approved the increase of authorized capital so that it will have sufficient shares of common stock available for issuance upon the conversion or exercise of currently outstanding convertible debt securities and warrants and for future capital raises. The Company intends to file with the Securities and Exchange Commission a Schedule 14C Information Statement regarding the matter submitted to a vote of their security holders. The increase of authorized capital approved by the stockholders will not become effective until at least 20 days following the date on which a definitive Schedule 14C Information Statement is mailed to their stockholders of record as of June 30, 2015.

Acquisition agreement

On July 24, 2015, the Company entered into an Agreement of Purchase and Sale of Membership Interest (the “Acquisition Agreement”) with East West Secured Development, LLC (the “Seller”) to purchase 100% of the membership interest of EWSD I, LLC (“EWSD”) which has entered into an agreement with Southwest Farms, Inc. (“Southwest”) to purchase certain real property comprised of 320-acres of agricultural land in Pueblo, Colorado (the “Acquired Property”).

The purchase price to acquire EWSD consists of (i) $500,000 paid by the Company as a deposit into the escrow for the Acquired Property in the form of a note to the Seller that shall be terminated upon the Closing, and (ii) the Company’s payment to Seller of a royalty of 3% of the adjusted gross revenue, if any, from operation of the Acquired Property (including sale of any portion of or interest in the Acquired Property less any applicable expenses) for the three-year period beginning on January 1, 2016 payable 50% in cash and 50% in Company common stock (the “Royalty Payment”). The number of shares due in connection with any such payment shall be determined by dividing the dollar amount of such payment by the volume-weighted average price of the Company’s common shares for the thirty trading days prior to the due date of the payment. Adjusted gross revenue means gross revenue after deduction of Colorado state cannabis sales tax.

In connection with EWSD’s purchase of the Acquired Property, EWSD entered into a secured promissory note (the “Note”) with Southwest in the principal amount of $3,670,000. Interest on the outstanding principal balance of the Note shall accrue at the rate of five percent (5.0%) per annum. The Note shall be payable by EWSD in thirty-five payments of principal and interest, which shall be calculated based upon an amortization period of thirty years, commencing on September 1, 2015 and continuing thereafter on the first day of each calendar month through and including July 1, 2018; and one final balloon payment of all unpaid principal and accrued but unpaid interest on August 1, 2018. The Note is secured by a deed of trust (the “Deed of Trust”), security agreement, assignment of rents (“Assignment of Rents and Leases”) and financing statement encumbering the Acquired Property.

In connection with the Closing, EWSD will also enter into an unsecured promissory note (the “Unsecured Note”) with the Seller, in respect of earnest money payments previously made by Seller to Southwest, in the principal amount of $830,000. Interest on the outstanding principal balance of the Unsecured Note shall accrue at the rate of six percent (6.0%) per annum. The Unsecured Note shall be payable by EWSD in thirty-five payments of principal and interest, which shall be calculated based upon a hypothetical amortization period of thirty years, commencing on September 1, 2015 and continuing thereafter on the first day of each calendar month through and including July 1, 2018; and one final balloon payment of all unpaid principal and accrued but unpaid interest on August 1, 2018.

On August 7, 2015 the Company closed escrow, completing the agreement to purchase 100% of the membership interest of EWSD which entered into an agreement with Southwest to purchase certain real property comprised of 320-acres of agricultural land in Pueblo, Colorado for approximately $5 million as described above.

The Company has determined that the Acquired Property is an acquisition of assets and does not constitute a business. Prior to its acquisition by the Company, the Acquired Property was leased to a farmer who cultivated corn on 150 of its 320 acres. The Company intends to engage an independent contractor to manage the operations and hire its own new staff to cultivate hemp and marijuana on the Acquired Property. No employees of the former farm will work in the new operation. The new operation will have an entirely new customer base, sales force and marketing plan as well as new production techniques and a new trade name.

Securities purchase agreement

On August 14, 2015, the Company entered into a Securities Purchase Agreement whereby the Company agreed to issue convertible debentures (“August 2015 Debentures”) in the aggregate principal amount of up $3,979,877 to fund in up to 11 tranches. The initial closing in the aggregate principal amount of $650,000 occurred on August 14, 2015. The second closing in the amount of $185,000 will occur on August 28, 2015, the third closing in the amount of $125,000 will occur on September 4, 2015, the fourth through seventh closings will be in the amount of $60,000 each and will occur beginning on September 11, 2015 with the remaining 3 closings occurring every 2 weeks thereafter, the eighth closing in the amount of $250,000 will occur 3 days after the filing of a registration statement, the ninth closing in the amount of $250,000 will occur 8 days after the filing of a registration statement, the tenth closing in the amount of $1,278,877 will occur within 3 business days of the effective date of the registration statement filed by the Company for the resale of the shares of common stock issuable upon conversion of the August 2015 Debentures and the eleventh closing, at the sole option of the purchaser in the amount of up to $1,000,000 will occur by October 15, 2015. The August 2015 Debentures bear interest at the rate of 10% per year. The debt related to the first tranche is due August 14, 2016.

The August 2015 Debentures contain the following significant terms:

All amounts are convertible at any time, in whole or in part, at the option of the holders into shares of the Company’s common stock at a conversion price. The conversion price is the lower of (a) $0.75, or (b) a 49% discount to the lowest daily VWAP (as reported by Bloomberg) of the Common Stock during the 30 trading days prior to the conversion date.

The Company may make the amortization payments on the debt in cash, prompting a 30% premium or, subject to certain conditions, in shares of common stock valued at 51% of the lowest volume weighted average price of the common stock for the 30 prior trading days.

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

Examples of forward-looking statements include, but are not limited to, statements regarding our proposed services, market opportunities and acceptance, expectations for revenues, cash flows and financial performance, and intentions for the future. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” in the Company’s Form 10K for the year ended December 31, 2014, filed with the Securities and Exchange Commission (the “SEC”) on March 26, 2015 and the Company’s amended Form S-1A filed on May 22, 2015. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Quarterly Report on Form 10-Q will in fact be accurate. Further, we do not undertake any obligation to publicly update any forward-looking statements, except as may be required under applicable securities laws. As a result, you should not place undue reliance on these forward-looking statements.

Overview

Our business involves contracting with business owners for our services and the sale of marijuana-related products such as our Medbox dispensing system and our line of tabletop medical vaporizers. We expect to transition to the sale of a portable line of vaporizers in the third quarter of 2015.

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

Comparison of the three months ended June 30, 2015 and 2014

The Company reported a consolidated net loss of approximately $11,395,000, for the three months ended June 30, 2015 and approximately $1,348,000 for the three months ended June 30, 2014. The increase in net loss of approximately $10,047,000 was primarily due to increases in general and administrative expenses, the amortization of the debt discount and financing costs, offset by an increase in other income arising from the change in fair value of the derivative liability. The Company is in the process of modifying its business model to provide ongoing contractual management and support services for clients that would provide recurring revenue to the Company. During the transition period to a new business model, expenses to secure new contracts and licenses are incurred and revenue is principally deferred until new licenses are obtained and new dispensaries and cultivation centers begin operating.

During the third quarter of 2014, the Company introduced a new stock compensation plan to attract new talent to the Board of Directors and the management team which added to operating costs stock compensation expense of approximately $1,781,000 for the current quarter. Other causes of operating expense increases were increased legal expense of approximately $1,015,000 to defend shareholders suits, assist the Company with contracting and to provide general corporate counsel and public company expenses to prepare the Registration Statement on form S-1A and periodic filings with the SEC.

Revenue

Total revenue for the three months ended June 30, 2015, consisted of amounts of deferred revenue which were recognized in the current period for consulting agreements and the sale of territory rights to a related party, as well as revenue from sales of vaporizers and accessories of the Company’s subsidiary Vaporfection International, Inc. (“VII”).

The revenue for the three months ended June 30, 2015 and 2014 decreased by approximately $276,000 due to 2014 transactions for which there were no similar recurring transactions in 2015, including $175,000 for sale of management rights in one Arizona location and approximately $99,000 in referral fees.

In the second quarter of 2015, the Company began receiving rental income under a sublease which totaled $16,000 for the quarter. There was no corresponding rental income in the second quarter of 2014.

Cost of revenue

Costs of revenues increased approximately $139,000 in second quarter of 2015 as compared to the same period in 2014. The increase was primarily due to the increase in inventory revaluation write-down, creation of the reserve for deposits paid to the Company’s manufacturer who filed for bankruptcy and charges from escrow deposits related to San Diego applications offset by decrease in new market development costs.

On May 4, 2015, AVT, Inc., the manufacturing partner of the Company announced that they had commenced a voluntary filing for restructuring and court protection under Chapter 11 of the United States Bankruptcy Code. Dispensing machines and Deposits on dispensing machines noted in schedule above are with AVT. Additionally, during the second quarter of 2015, the Company completed a strategic review of the Medbox machines and concluded that they would take a reduced role in future marketing efforts. As a result of the strategic review, the Company evaluated the inventory and the related deposits in connection with reduced demand and concluded a write down of both assets was required. The bankruptcy of the manufacturing partner further complicates the process to convert the inventory and advances to cash and therefore is an additional factor in the decision to write down the inventory and record a valuation reserve against the deposits. Accordingly, the Company has evaluated the realizability of the dispensing machines and deposits, and has written the inventory down by $61,466 to an estimated net realizable value of $110,000 and recorded a valuation reserve against the deposits of $293,473 resulting in net deposits of $32,500, during the three months ended June 30, 2015. Both transactions led to an increase in costs of approximately $355,000. There were no similar transactions during the same period of 2014.

New market development costs consist of costs incurred in new markets prior to securing a location and obtaining a license for new dispensary or cultivation facilities. During the three months ended June 30, 2015, the costs of developing the new markets in San Diego, Illinois, Washington, Nevada and Oregon were approximately $234,000 compared to costs of approximately $666,000 for the second quarter of 2014. While the locations related to the new market development costs are the same for both comparable periods, the costs incurred were higher in the second quarter of 2014 as compared to the current period, as initial application costs were incurred, research costs and more legal and zoning work was required earlier in the process of developing a market.

For the three months ended June 30, 2015, the cost of goods sold of VII was approximately $4,600 compared to approximately $48,000 for the three months ended June 30, 2014. This decrease was due to the effect of the Company writing down slow moving, older models of vaporizer inventory during the third quarter of 2014. This write down has resulted in an approximately seventy percent lower unit cost of the inventory sold in the current period than in the comparable period of the previous year.

Rental expense on the master lease for the sublease income described above was $14,800.

Operating Expenses

Operating expenses consist of all other costs incurred during the period other than cost of revenue. The Company incurred approximately $5,395,000 in operating expenses for the three months ended June 30, 2015 compared to approximately $1,017,000 for the three months ended June 30, 2014. The increase of approximately $4,437,000 was primarily due to the increase in general and administrative expenses of $4,573,000.

Sales and Marketing expenses

Sales and marketing expenses include employee costs, outside services for sales and marketing consultants, lobbying costs, travel and entertainment and sales lead generation. The Company incurred approximately $159,000 and $287,000 in sales and marketing expenses for the three months ended June 30, 2015 and 2014, respectively. The decrease of $128,000 is mostly due to a decrease of approximately $93,000 lobbying expense and approximately $42,000 in sales and marketing efforts. Lobbying and marketing efforts declined as the Company focused on developing specific opportunities as opposed to opening new markets and finding new sites.

Research and development expenses

Research and development expenses for the second quarter of 2014 in the amount of approximately $67,000 consists of engineering work done on the software enhancements of the Medbox, additional research on vaporizers, and patent related expenses. There were no similar expenses during the same period of 2015.

General and administrative

General and administrative expenses include salary costs, including stock based compensation, professional costs, including the costs associated with being a public company and consultants, rent and other costs. The expenses incurred during the three month periods ended June 30, 2015 and 2014 are summarized and described below:

Change in,	For the three months ended June 30, 2015	For the three months ended June 30, 2014	Increase (Decrease)
Salary and related:
Employee costs and bonuses	$292,425	$54,861	$237,564
Payroll fees	30,936	15,362	15,574
Stock based compensation	1,780,667	—	1,780,667

Subtotal salary and related	2,104,028	70,223	2,033,805
Professional costs:
Costs of being public	696,093	114,887	581,206
Fund raising consultants	25,500	6,250	19,250
Legal costs	1,107,357	91,858	1,015,499
Settlements expenses related to executive separation	514,597	—	514,597
Lobbying costs	—	—	—
Professional accounting and audit services	201,672	17,750	183,922
Independent contractors costs	60,275	73,485	(13,210)
Management fee – Vincent Chase, Inc.	—	37,500	(37,500)

Subtotal professional costs	2,605,494	341,730	2,263,764
Rent expense	65,657	58,072	7,585
Other:
Insurance	270,682	38,100	232,582
Penalties	—	—	—
Charity and donations	—	21,500	(21,500)
Web page works and maintenance	6,568	27,087	(20,519)
Travels, meetings and conferences	74,465	12,069	62,396
Other (sum of smaller accounts)	109,124	94,634	14,490

Subtotal other	526,496	251,462	275,034

Total general and administrative	$5,236,018	$663,415	$4,572,603

Salary costs

During the third quarter of 2014, the Company introduced a new stock compensation plan to attract new talent to the Board of Directors and the management team which added approximately $1,781,000 in stock compensation expense in the quarter as compared to the same period of the previous year.

Employee costs and bonuses increased due to the addition of the CEO in July 2014 and COO in May 2015 and conversion of contractors to employees.

Professional costs

Legal costs increased during the three months ended June 30, 2015 over 2014, mainly as the Company dealt with more general corporate and litigation matters, including the costs to defend the legal actions and shareholders law suits brought against the Company, assisting the Company with contracting and to provide general corporate counsel. During the second quarter of 2015, the Company recorded a liability to indemnify its former CEO Dr. Bruce Bedrick for legal expenses in the amount of approximately $430,000, principally in connection with shareholders law suits.

Costs of being public include legal fees for our Securities and Exchange Commission counsel, filing fees, independent directors fees and expenses and investor relations costs. During the three months ended June 30, 2015, these amounts increased as compared to the same period of the previous year caused by registration statement on Form S-1 filed with the SEC on April 9, Form S-1A filed on May 11, 2015 and Form S-1A, filed May 22, 2015, modifications to convertible debenture loan agreements and related filings and additional SEC compliance.

Settlements expense includes the severance payments and related costs payable to Guy Marsala, former CEO of the Company including approximately $335,000 for stock options issued in connection with his separation agreement. See Note 9 to the consolidated financial statements in this Quarterly Report.

Professional accounting and audit fees increased in the three months ended June 30, 2015 as compared to the same period in 2014, also as a result of the filing of the Company’s registration statement on Form S-1, as amended. These costs also include current independent registered accounting firm and an independent consultant in relation to the registration statement on Form S-1 and S-1A.

Rent

The Company moved to new offices in Los Angeles, CA in late April 2015 to reduce occupancy costs. Rent expense increased over the same quarter in 2014 due to the fact that the previously occupied office space in West Hollywood has not been subleased. The sublease on the new office has a term of 18 months and with monthly rent of approximately $7,500. The Company plans to sublease the office in West Hollywood, CA and continues to accrue rent expense while the space is being marketed.

Other costs

Other expense increased mostly due to increased costs for directors and officers coverage. In addition, the Company’s executives participated in multiple professional tradeshows and investor conferences which led to an increase of $62,000 in travel, meeting and conference related expenses for three months ended June 30, 2015 compared to the same period of 2014.

Other Income (Expense)

Other income (expense) includes the financing costs associated with our July 2014 and September 2014 convertible debentures, including the amortization of the debt discount and the change in fair value of the derivative liability. As disclosed in Note 5 of the accompanying financial statements, the reset provision for the subsequent sale of any dilutive issuance at a lower sale or exercise price than the then current conversion price results in accounting purposes as a liability being recognized for the fair value of the derivative. This derivative is remeasured each period end, with the change in fair value for the three months ending June 30, 2015 of approximately $814,000 being recognized in Other income (expense). This derivative also results in a debt discount for the initial fair value recognized for the derivative. The debt discount also includes the fair value of the warrants issued with the convertible debentures. This debt discount is amortized over the life of the convertible debenture, or until conversion, if earlier, which amounted to approximately $4,230,000 for the three months ended June 30, 2015. Additionally, the current quarter closings to the July 2014 and September 2014 convertible debentures resulting in the calculated fair value of the debt being greater than the face amounts of the debt by approximately $1,775,000 with this excess amount being immediately expensed as Financing costs.

Interest expense for the stated interest on our July 2014 and September 2014 convertible debentures incurred in the three months ended June 30, 2015 amounted to approximately $78,000.

Other income increased in the second quarter of 2015 due to recovery of previously written off accounts receivable.

Comparison of the six months ended June 30, 2015 and 2014

The Company reported a consolidated net loss of approximately $15,829,000, for the six months ended June 30, 2015 and approximately $3,006,000 for the six months ended June 30, 2014. The increase in net loss of approximately $12,823,000 was primarily due to increases in general and administrative expenses and the amortization of the debt discount and financing costs, offset by an increase in other income arising from the change in fair value of the derivative liability. The Company is in the process of modifying its business model to provide ongoing management and support services for its clients that would provide recurring revenue. During the transition period to a new business model, expenses to secure new contracts and licenses are incurred and revenue is principally deferred until new licenses are obtained and new dispensaries and cultivation centers begin operating.

Operating expenses increased for the six months ended June 30, 2015 compared to the same period of 2014 mainly due to the introduction during the third quarter of 2014 of a new stock compensation plan to attract new talent to the Board of Directors and the management team which added to operating costs stock compensation expense of approximately $4,292,000 for the current period. Other causes of operating expense increases were increased legal expense to defend shareholders suits, assist the Company with contracting and to provide general corporate and litigation counsel and public company expenses including the professional fees for restatements, Registration Statement and periodic filings with the SEC.

Revenue

Total revenue consisted of deferred revenue which was recognized in the current period for consulting agreements, sale of territory rights to a related party and revenue from sales of vaporizers and accessories of the Company’s subsidiary Vaporfection International, Inc. (“VII”).

The revenue for the six months ended June 30, 2015 and 2014 decreased by approximately $200,000 due to 2014 transactions including $175,000 for sale of management rights in one Arizona location and approximately $99,000 in referral fees offset by a reduction in sales allowances of $60,000. There were no similar transactions in 2015.

The revenue from sales of vaporizers and accessories slightly decreased to approximately $33,000 for the six months ended June 30, 2015 from approximately $41,000 for the six months ended June 30, 2014. The sales decline was caused by the transition to a new model. In April 2015 we introduced our new model vaporizer, the miVape, which was well received. During the second quarter of 2015 the Company received a preorder from a wholesaler partner which will be delivered starting July 2015. We expect to begin recognizing sales on the new product in the third quarter of 2015, and, as a result, are anticipating an increase in revenue in the future quarters.

In the second quarter of 2015 the Company began receiving rental income under a sublease which totaled $16,000 for the quarter. There was no corresponding rental income in for the six months ended June 30, 2014.

Allowances and refunds

During the first half of 2014, the Company recorded an allowance for refunds to be paid to San Diego clients. There were no corresponding transactions during the first half of 2015.

Cost of revenue

Costs of revenues decreased approximately $497,000 for the six months ended June 30, 2015 as compared to the same period in 2014. The decrease was primarily due to the decrease in new market development costs and cost of vaporizers and accessories offset by an increase in inventory revaluation write-down, creation of the reserve for deposits paid to the Company’s manufacturer who filed for bankruptcy, and an increase in charges from escrow deposits related to San Diego applications.

On May 4, 2015, AVT, Inc., the manufacturing partner of the Company announced that they had commenced a voluntary filing for restructuring and court protection under Chapter 11 of the United States Bankruptcy Code. Dispensing machines and Deposits on dispensing machines noted in schedule above are with AVT. Additionally, during the second quarter of 2015, the Company completed a strategic review of the Medbox machines and concluded that they would take a reduced role in future marketing efforts. As a result of the strategic review, the Company evaluated the inventory and the related deposits in connection with reduced demand and concluded a write down of both assets was required. The bankruptcy of the manufacturing partner further complicates the process to convert the inventory and advances to cash and therefore is an additional factor in the decision to write down the inventory and record a valuation reserve against the deposits. Accordingly, the Company has evaluated the realizability of the dispensing machines and deposits, and has written the inventory down by $61,466 to an estimated net realizable value of $110,000 and recorded a valuation reserve against the deposits of $293,473 resulting in net deposits of $32,500, during the three months ended June 30, 2015. Both transactions led to an increase in costs of approximately $355,000. There were no similar transactions during the same period of 2014.

New market development costs consist of costs incurred in new markets prior to securing a location and obtaining a license for new dispensary or cultivation facilities. During the six months ended June 30, 2015, the costs of developing the new markets in San Diego, Illinois, Washington, Nevada and Oregon were approximately $540,000 compared to costs of approximately $1,551,000 for the same period of 2014. While the locations related to the new market development costs are the same for both comparable periods, the costs incurred were higher for first six months of 2014 as compared to the current period, as initial application costs were incurred, research costs and more legal and zoning work was required earlier in the process of developing a market.

Cost of vaporizers and accessories

For the six months ended June 30, 2015, the cost of goods sold of VII was approximately $8,300 compared to approximately $113,000 for the six months ended June 30, 2014. This decrease was due to the effect of the Company writing down slow moving, older models of vaporizer inventory during the third quarter of 2014. This write down has resulted in an approximately seventy percent lower unit cost of the inventory sold in the current period than in the comparable period of the previous year.

Rental Expense

Rental expense on the master lease for the sublease income described above was $14,800.

Operating Expenses

Operating expenses consist of all other costs incurred during the period other than cost of revenue. The Company incurred approximately $9,460,000 in operating expenses for the six months ended June 30, 2015 compared to approximately $1,730,000 for the six months ended June 30, 2014. The increase of approximately $7,730,000 was primarily due to the increase in general and administrative expenses of $7,896,000.

Sales and Marketing expenses

Sales and marketing expenses include employee costs, outside services for sales and marketing consultants, lobbying costs, travel and entertainment and sales lead generation. The Company incurred approximately $338,000 and $430,000 in sales and marketing expenses for the six months ended June 30, 2015 and 2014, respectively. The decrease of approximately $92,000 was mostly caused by a decrease in lobbying expense as the Company focused on developing specific opportunities as opposed to opening new markets and finding new sites.

Research and development expenses

Research and development expenses of $75,000 incurred during the six months ended June 30, 2014 consists of engineering work done on the software enhancements of the Medbox, additional research on vaporizers, and patent related expenses. There were no similar expenses during the same period of 2015.

General and administrative

General and administrative expenses include salary costs, including stock based compensation, professional costs, including the costs associated with being a public company and consultants, rent and other costs. The expenses incurred during the six month periods ended June 30, 2015 and 2014 are summarized and described below:

Change in,	For the six months ended June, 30 2014	For the six months ended June, 30 2014	Increase (Decrease)
Salary and related:
Employee costs and bonuses	$461,675	$122,243	$339,432
Payroll fees	57,115	44,170	12,945
Stock based compensation	4,292,209	—	4,292,209

Subtotal salary and related	4,810,999	166,413	4,644,586
Professional costs:
Costs of being public	993,828	143,719	850,109
Fund raising consultants	56,101	29,355	26,746
Legal costs	1,367,350	155,568	1,211,782
Settlements expenses related to executive separation	514,597	—	514,597
Lobbying costs	—	22,700	(22,700)
Professional accounting and audit services	590,179	75,845	514,334
Independent contractors costs	60,275	143,979	(83,704)
Management fee – Vincent Chase, Inc.	—	75,000	(75,000)

Subtotal professional costs	3,582,330	646,166	2,936,164
Rent expense	110,548	113,621	(3,073)
Other:
Insurance	291,436	63,500	227,936
Penalties	60,000	—	60,000
Charity and donations	—	31,800	(31,800)
Web page works and maintenance	9,556	31,134	(21,578)
Travels, meetings and conferences	92,512	14,462	78,050
Other (sum of smaller accounts)	164,233	158,019	6,214

Subtotal other	728,285	412,536	315,749

Total general and administrative	$9,121,614	$1,225,115	$7,896,499

Salary costs

During the third quarter of 2014, the Company introduced a new stock compensation plan to attract new talent to the Board of Directors and the management team which added approximately $4,292,209 in stock compensation expense in the quarter as compared to the same period of the previous year. Out of this $335,000 represents the additional accruals for stock options issued in connection with Guy Marsala separation agreement. See Note 9 to the consolidated financial statements in this Quarterly Report.

Employee costs and bonuses increased due to the addition of the CEO in July 2014 and COO in May 2015 and conversion of contractors to employees. As a result this led to a decrease in independent contractors cost with approximate $84,000.

Professional costs

Legal costs increased during the three months ended June 30, 2015 as compared to 2014, mainly as the Company dealt with more general corporate legal matters, including the costs to defend the legal actions and shareholders law suits brought against the Company, assist the Company with contracting and to provide general corporate counsel. During the second quarter 2015 the Company recorded a liability to indemnify its former CEO Dr. Bruce Bedrick for legal expenses in the amount of approximately $430,000 principally in connection with shareholders law suits.

Costs of being public include legal fees for our Securities and Exchange Commission counsel, filing fees, independent directors fees and expenses and investor relations costs. During the six months ended June 30, 2015, these amounts increased as compared to the same period of the previous year caused by preparation of our restated financial statements in 2015 (as discussed in Note 19 of the Company’s consolidated financial statements for the year ended December 31, 2014 included in our Form 10K filed with the SEC on March 26, 2015), registration statement on Form S-1 filed with the SEC on April 9, 2015, as amended on Form S-1A filed on May 11, 2015 and Form S-1A, filed May 22, 2015, modifications to convertible debenture loan agreements and related filings and additional SEC compliance.

Settlements expense includes the severance payments and related costs payable to Guy Marsala, former CEO of the Company, including approximately $335,000 for stock options issued in connection with his separation agreement.

Professional accounting and audit fees increased in the six months ended June 30, 2015 as compared to the same period in 2014, also as a result of the restatement of financials and the registration statement. These costs in 2015 include the independent registered accounting firm and an independent consultant in relation to the restatements of the previous years ended December 31, 2013 and 2012, and the interim periods, as well as the audit for the year ended December 31, 2014 and registration statement on Form S-1 and S-1A.

Rent

The Company moved to new offices in Los Angeles, CA in late April 2015 to reduce occupancy costs. Rent expense increased over the six months ended June 30, 2014 due to the fact that the previously occupied office space in West Hollywood has not been subleased. The sublease on the new office has a term of 18 months and with monthly rent of approximately $7,500. The Company plans to sublease the office in West Hollywood, CA and continues to accrue rent expense while the space is being marketed.

Other costs

Other expense increased mostly due to increased costs for directors and officers insurance coverage; the charge for the six months ended June 30, 2015 increased by approximately $228,000 from the same period of 2014. In addition, the Company’s executives participated in multiple professional tradeshows and investor conferences which led to an increase of approximately $78,000 in travel, meeting and conference related expenses for the six months ended June 30, 2015 compared to the same period of 2014. Also included in other costs is an accrual of $60,000 for a notice of deficiency as a result of an IRS audit of the year ended December 31, 2011.

Other Income (Expense)

Other income (expense) includes the financing costs associated with our July 2014 and September 2014 convertible debentures, including the amortization of the debt discount and the change in fair value of the derivative liability. As disclosed in Note 5 of the consolidated financial statements in this Quarterly Report, the reset provision for the subsequent sale of any dilutive issuance at a lower sale or exercise price than the then current conversion price results in accounting purposes as a liability being recognized for the fair value of the derivative. This derivative is remeasured each period end, with the change in fair value for the six months ended June 30, 2015 of approximately $3,053,000 being recognized in Other income (expense). This derivative also results in a debt discount for the initial fair value recognized for the derivative. The debt discount also includes the fair value of the warrants issued with the convertible debentures. This debt discount is amortized over the life of the convertible debenture, or until conversion if earlier, which amounted to approximately $6,050,000 for the six months ended June 30, 2015. Additionally, the current period closings to the July 2014 and September 2014 convertible debentures resulting in the calculated fair value of the debt being greater than the face amounts of the debt by approximately $2,300,000 with this excess amount being immediately expensed as Financing costs.

Interest expense for the stated interest on our July 2014 and September 2014 convertible debentures incurred in the six months ended June 30, 2015 amounted to approximately $166,000. In the Amendment to the debentures dated January 30, 2015 (see Note 5 of the consolidated financial statements in this Quarterly Report) the payment schedule was amended to no longer require amortization payments. In connection with the amortization payments, there was a 30% premium which was recognized as accrued interest until such time as the payments were scheduled to be paid. As the Modification removed the amortization payments this 30% interest accrued will no longer be settled, and therefore the approximately $100,000 in accrued interest has been reversed. In addition to the aforementioned, the Company incurred approximately $21,000 interest on the promissory note issued in relation to the purchase of property in Washington State. All of the above resulted in interest expense (including immaterial other amounts of interest expense) of approximately $94,000 for the period ending June 30, 2015.

Also, during the second quarter of 2015, the Company recorded $75,000 in other income due to recovery of previously written off accounts receivable.

Liquidity and Capital Resources

As of June 30, 2015, the Company had cash on hand of approximately $564,000 compared to approximately $101,000 at December 31, 2014. See below for additional discussion and analysis of cash flow.

Cash Flow

During the six months ended June 30, 2015 cash was primarily used to fund operations and pursue license application processes.

	For the six months ended June 30,
Cash flow	2015	2014
Net cash used in operating activities	$(4,166,781)	$(1,807,451)
Net cash used in investing activities	—	(235,002)
Net cash provided by financing activities	4,629,866	2,849,477

Net increase (decrease) in cash	$463,085	$807,024

Cash Flows – Operating Activities

During the six months ended June 30, 2015, cash flows used in operating activities were approximately $4,167,000, consisting primarily of the net loss for the first six months of 2015 of approximately $15,829,000, reduced for non-cash adjustments for amortization of the debt discount of approximately $6,050,000, stock based compensation of approximately $4,292,000, financing costs of approximately $2,300,000, inventory revaluation reserves and write-down of approximately $355,000, charges from escrow deposits of $240,000 and depreciation and amortization of approximately $65,000. The net loss is increased for the non-cash adjustments of a gain from the change in fair value adjustment of derivative liability of approximately $3,053,000. Additional significant component of cash used in operating activities were a decrease in accrued expenses of approximately $488,000 related primarily to the payment of legal bills included in accrued expenses at December 31, 2014, increase in prepaid insurance expenses of approximately $334,000 related primarily to the advance funding for the Company’s annual director and officers insurance policy, decrease in customer deposits of approximately $311,000 due to refunds and increase in deferred costs of approximately $300,000 related to the costs associated with Operating Agreement with an unrelated party (the “Operator”) in which the Operator will manage and operate the Dispensary for which the Company holds the license in Portland, Oregon. These operating uses of cash were primarily offset by an increase of approximately $1,660,000 due to the timing and deferral of the payment of trade payables and increase in accrued settlement and severance expenses of approximately $1,005,000 related to Guy Marsala separation and Bruce Bedrick indemnification for legal expenses related to shareholder lawsuits and a decrease in inventory of approximately $229,000 primarily related to transfer of the accumulated cost for construction and development of the Portland, Oregon dispensary to deferred costs.

During the six months ended June 30, 2014, cash flows used in operating activities were approximately $1,807,000, consisting primarily of the net loss for the first six months of 2014 of approximately $3,006,000 reduced for non-cash adjustments of depreciation and amortization of approximately $39,000 and the establishment of a non-cash provision for sales allowances and refunds of $60,000, and increased for the non-cash adjustments of fair value of marketable securities received as payment for services of approximate $99,000. Additional components of cash used in operating activities were an increase in prepaid expenses and other assets of approximately $213,000 related primarily to the advance funding of $127,000 for the Company’s annual director and officers insurance policy and earnest money for real estate acquisitions of $140,000. These operating uses of cash were offset by a net increases in accounts payable and accrued expenses of approximately $193,000 due to the timing of the payment of trade payables and the overall increase in operating costs. In addition, customer deposits provided net cash during the quarter of approximately $863,000 and deferred revenue provided another approximately $458,000 primarily due to the increase in amounts collected on contracts prior to work being completed and revenue recognized.

Cash Flows – Investing Activities

During the six months ended June 30, 2015, there were no cash flows from investing activities. During the six months ended June 30, 2014, cash flows used in investing activities were $235,002, consisting primarily of purchase of intangible assets related to purchase of a domain name and patents costs of $195,002 and increases in the amounts of notes receivable of $40,000.

Cash Flows – Financing Activities

During the six months ended June 30, 2015, cash flows provided by financing activities were approximately $4,630,000, consisting mainly of approximately $4,792,000 of proceeds from additional issuances of the July 2014 and September 2014 convertible notes payable of approximately $4,642,000 and $150,000 in the issuance of convertible debentures to two of our Directors. This was offset mainly by $150,000 in payments on notes payable to related party. During the six months ended June 30, 2014, cash flows provided by financing activities were approximately $2,849,000, consisting primarily of approximately $2,443,000 of proceeds from issuance of common stock, increase in net proceeds from related party notes payable of approximately $405,000 and approximately $2,000 net proceeds from short term loan of approximately $77,000 offset by payments on a note payable of $75,000 which we acquired as a part of the VII purchase.

Future Liquidity and Cash Flows

Management believes that the Company’s cash balances on hand, cash flows expected to be generated from operations, proceeds from current and future expected debt issuances and proceeds from future share capital issuances will be sufficient to fund the Company’s net cash requirements through June, 2016. However, in order to execute the Company’s long-term growth strategy, which may include selected acquisitions of businesses or facilities that may bolster the expansion of the Company’s management services business, and purchases of real estate which would be used as a basis for acquiring retail dispensary and cultivation facilities in regulated markets, the Company will need to raise additional funds through public or private equity offerings, debt financings, or other means.

Our backlog includes 11 provisional licenses subject to final approval by governmental authorities which may or may not release new licenses in accordance with their own stated timelines. If final licenses are granted, we will receive additional funding from customers in 2015.

During the second quarter of 2015, the Company’s Form S-1A became effective. During the first half of 2015, we received $4,792,000 in funding from our lenders.

The Company is currently in discussions with its lenders for additional funding.

The Company is planning to conduct a road show to raise additional equity capital later in 2015. The Company will continue to execute on its business model by attempting to raise additional capital through the sales of debt or equity securities or other means, however there is no guarantee that such financing will be available on terms acceptable to the Company, or at all. If the Company is unable to obtain adequate debt or equity financing, it may be forced to slow or reduce the scope of operations and expansion, and its business would be materially affected.

As noted in previous filings, due diligence was in process between an investor and our majority shareholder to sell his majority position which would also yield $5 million in new equity capital for the Company over the next 18 months (see Note 10 of the consolidated financial statements of this Quarterly Report). The investor cancelled this proposed transaction.

A summary of our active real estate purchase transactions as of June, 2015 is as follows:

Property	Purchase price	Closing date	Net escrow balance	Date escrow opened	Additional rents/fees incurred to extend closing date
1	$820,000	6/30/15	55,000	06/28/2014	$17,308
2	—		25,000	07/21/2014	—

Total	$820,000		$80,000		$17,308

In addition, our VII subsidiary used cash for the production and promotion of its portable vaporizer product which we released in April 2015 at the Denver trade show. Our VII subsidiary is expected to be a net user of cash until the new product sales ramp up. VII is expected to swing to positive cash flow later in 2015.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on their evaluation of our disclosure controls and procedures, our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were not effective as of June 30, 2015, to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure due to the need for more enhanced and formalized documentation regarding the financial statement closing and review process to ensure that the application of the Company’s accounting policies and the presentation of disclosures in the notes to the financial statements is adequate.

As reported in our Annual Report on Form 10-K for the year ended December 31, 2014, our management concluded that a material weaknesses existed. The Company is taking the following steps which it believes will remediate the material weakness.

During the fourth quarter of 2014, the Company hired a new full time CFO. The Company anticipates that the CFO will assist the Company in the identification of required key controls, the necessary steps required for procedures to ensure the appropriate communication and review of inputs necessary for the financial statement closing process, as well as for the appropriate presentation of disclosures within the financial statements. With material, complex and non-routine transactions, management has, and will continue to, seek guidance from third-party experts and/or consultants to gain a thorough understanding of these transactions. The actions that we are taking are subject to ongoing senior management review and Audit Committee oversight. Management believes there have been improvements during the first six months of 2015 and the continuing efforts will effectively remediate the material weakness which existed as of December 31, 2014 during 2015.

As we continue to evaluate and work to improve our internal control over financial reporting, management may execute additional measures to address potential control deficiencies or modify the remediation plan described above and will continue to review and make necessary changes to the overall design of our internal controls.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

On May 22, 2013, Medbox initiated litigation in the United States District Court in the District of Arizona against three shareholders of MedVend Holdings LLC (“Medvend”) in connection with a contemplated transaction that Medbox entered into for the purchase of an approximate 50% ownership stake in Medvend for $4.1 million. The lawsuit alleges fraud and related claims arising out of the contemplated transaction during the quarter ended June 30, 2013. The litigation is pending and Medbox has sought cancellation due to a fraudulent sale of the stock because the selling shareholders lacked the power or authority to sell their ownership stake in MedVend, and their actions were a breach of representations made by them in the agreement. On November 19, 2013 the litigation was transferred to United States District Court for the Eastern District of Michigan. MedVend recently joined the suit pursuant to a consolidation order executed by a new judge assigned to the matter. In the litigation, the selling shareholder defendants seek alternatively to have the transaction performed, or to have it unwound and be awarded damages and allege breach of the agreement by Medbox and that $600,000 was wrongfully retained by the Company. Medbox has denied liability with respect to any and all such counterclaims. A new litigation schedule was recently issued setting trial for September 2015. On June 5, 2014, the Company entered into a purchase and sale agreement (the “Medvend PSA”) with PVM International, Inc. (“PVMI”) concerning this matter. Pursuant to the Medvend PSA, the Company sold to PVMI the Company’s rights and claims attributable to or controlled by the Company against those three certain stockholders of Medvend, known as Kaplan, Tartaglia and Kovan (the “Medvend Rights and Claims”), in exchange for the return by PVMI to the Company of 30,000 shares of the Company’s common stock. PVMI is owned by Vincent Mehdizadeh, the Company’s largest stockholder. The Company will have the right, under the Medvend PSA, to purchase from PVMI, at any time, the Medvend Rights and Claims, for the consideration provided by PVMI, plus the sum of any of PVMI’s reasonable expenditures incurred in pursuit of the Medvend Rights and Claims. The court has not yet ruled on the substitution of PVMI as plaintiff in this matter. If necessary, the Company plans to vigorously defend against this matter. The case is in the discovery stage, and, at this time, the Company cannot determine whether the likelihood of an unfavorable outcome of the dispute is probable or remote, nor can they reasonably estimate a range of potential loss, should the outcome be unfavorable.

On February 20, 2015 Michael A. Glinter, derivatively and on behalf of nominal defendants Medbox, Inc. the Board and certain executive officers (Pejman Medizadeh, Matthew Feinstein, Bruce Bedrick, Thomas Iwanskai, Guy Marsala, J. Mitchell Lowe, Ned Siegel, Jennifer Love, and C. Douglas Mitchell) filed a suit in the Superior Court of the State of California for the County of Los Angeles. The suit alleges breach of fiduciary duties and abuse of control by the defendants. Relief is sought awarding damages resulting from breach of fiduciary duty and to direct the Company and the defendants to take all necessary actions to reform and improve its corporate governance and internal procedures to comply with applicable law. This action has been stayed pending the outcome of the actions filed in the United States District Court for the District of Nevada (Calabrese and Gray). Due to the early stages of this suit the Company is unable to determine whether the likelihood of an unfavorable outcome of the dispute is probable or remote, nor can it reasonably estimate a range of potential loss, should the outcome be unfavorable.

On January 21, 2015 Josh Crystal on behalf of himself and of all others similarly situated filed a class action lawsuit in the U.S. District Court for Central District of California against Medbox, Inc., and certain past and present members of the Board (Pejman Medizadeh, Bruce Bedrick, Thomas Iwanskai, Guy Marsala, and Douglas Mitchell). The suit alleges that the Company issued materially false and misleading statements regarding its financial results for the fiscal year ended December 31, 2013 and each of the interim financial periods that year. The plaintiff seeks relief of compensatory damages and reasonable costs and expenses or all damages sustained as a result of the wrongdoing. On April 23, 2015, the Court issued an Order consolidating the three related cases in this matter: Crystal v. Medbox, Inc., Gutierrez v. Medbox, Inc., and Donnino v. Medbox, Inc., and appointing a lead plaintiff. On July 27, 2015 Plaintiffs filed a Consolidated Amended Complaint. The Company must file a responsive pleading on or before September 25, 2015. The Company intends to vigorously defend against these suits. Due to the early stages of the suits the Company is unable to determine whether the likelihood of an unfavorable outcome of the dispute is probable or remote, nor can it reasonably estimate a range of potential loss, should the outcome be unfavorable.

On January 18, 2015, Ervin Gutierrez filed a class action lawsuit in the U.S. District Court for the Central District of California. The suit alleges violations of federal securities laws through public announcements and filings that were materially false and misleading when made because they misrepresented and failed to disclose that the Company was recognizing revenue in a manner that violated US GAAP. The plaintiff seeks relief for compensatory damages and reasonable costs and expenses or all damages sustained as a result of the wrongdoing. On April 23, 2015, the Court issued an Order consolidating the three related cases in this matter: Crystal v. Medbox, Inc., Gutierrez v. Medbox, Inc., and Donnino v. Medbox, Inc., and appointing a lead plaintiff. On July 27, 2015 Plaintiffs filed a Consolidated Amended Complaint. The Company must file a responsive pleading on or before September 25, 2015. The Company intends to vigorously defend against this suit. Due to the early stages of the suit the Company is unable to determine whether the likelihood of an unfavorable outcome of the dispute is probable or remote, nor can it reasonably estimate a range of potential loss, should the outcome be unfavorable.

On January 29, 2015, Matthew Donnino filed a class action lawsuit in the U.S. District Court for Central District of California. The suit alleges that the Company issued materially false and misleading statements regarding its financial results for the fiscal year ended December 31, 2013 and each of the interim financial periods that year. The plaintiff seeks relief for compensatory damages and reasonable costs and expenses or all damages sustained as a result of the wrongdoing. On April 23, 2015, the Court issued an Order consolidating the three related cases in this matter: Crystal v. Medbox, Inc., Gutierrez v. Medbox, Inc., and Donnino v. Medbox, Inc., and appointing a lead plaintiff. On July 27, 2015 Plaintiffs filed a Consolidated Amended Complaint. The Company must file a responsive pleading on or before September 25, 2015. The Company intends to vigorously defend against this suit. Due to the early stages of the suit the Company is unable to determine whether the likelihood of an unfavorable outcome of the dispute is probable or remote, nor can it reasonably estimate a range of potential loss, should the outcome be unfavorable.

On February 12, 2015, Jennifer Scheffer, derivatively on behalf of Medbox, Guy Marsala, Ned Siegel, Mitchell Lowe and Douglas Mitchell filed a lawsuit in the Eighth Judicial District Court of Nevada seeking damages for breaches of fiduciary duty regarding the issuance and dissemination of false and misleading statements and regarding allegedly improper and unfair related party transactions, unjust enrichment and waste of corporate assets. On April 17, 2015, Ned Siegel and Mitchell Lowe filed a Motion to Dismiss. On April 20, 2015, the Company filed a Joinder in the Motion to Dismiss. On July 27, 2015, the Court held a hearing on the Motion to Dismiss, and upon the conclusion of oral argument, the Court took the matter under submission. Due to the early stages of the suit the Company is unable to determine whether the likelihood of an unfavorable outcome of the dispute is probable or remote, nor can it reasonably estimate a range of potential loss, should the outcome be unfavorable.

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

On May 20, 2015 Patricia des Groseilliers, derivatively and on behalf of nominal defendant Medbox, Inc., filed a suit in the United States District Court for the District of Nevada against the Company’s Board of Directors and certain executive officers (Pejman Vincent Mehdizadeh, Ned Siegel, Guy Marsala, J. Mitchell Lowe, Bruce Bedrick, Jennifer S. Love, Matthew Feinstein, C. Douglas Mitchell, and Thomas Iwanski). The suit alleges breach of fiduciary duties and unjust enrichment. The plaintiff seeks relief for compensatory damages and reasonable costs and expenses for all damages sustained as a result of the alleged wrongdoing. Additionally the plaintiff seeks declaratory judgments that plaintiff may maintain the action on behalf of the Company, that the plaintiff is an adequate representative of the Company, and that the defendants have breached and/or aided and abetted the breach of their fiduciary duties to the Company. Lastly the plaintiff seeks that the Company be directed to take all necessary actions to reform and improve its corporate governance and internal procedures to comply with applicable law. Due to the early stages of this suit the Company is unable to determine whether the likelihood of an unfavorable outcome of the dispute is probable or remote, nor can it reasonably estimate a range of potential loss, should the outcome be unfavorable.

On June 3, 2015 Mike Jones, derivatively and on behalf of nominal defendant Medbox, Inc., filed a suit in the U.S. District Court for Central District of California against the Company’s Board of Directors and certain executive officers (Guy Marsala, J. Mitchell Lowe, Ned Siegel, Jennifer S. Love, C. Douglas Mitchell, Pejman Vincent Mehdizadeh, Matthew Feinstein, Bruce Bedrick, and Thomas Iwanski). The suit alleges breach of fiduciary duties, abuse of control, and breach of duty of honest services. The plaintiff seeks relief for compensatory damages and reasonable costs and expenses for all damages sustained as a result of the alleged wrongdoing. Additionally the plaintiff seeks declaratory judgments that plaintiff may maintain the action on behalf of the Company, that the plaintiff is an adequate representative of the Company, and that the defendants have breached and/or aided and abetted the breach of their fiduciary duties to the Company. Lastly the plaintiff seeks that the Company be directed to take all necessary actions to reform and improve its corporate governance and internal procedures to comply with applicable law. On July 20, 2015, the Court issued an Order consolidating this litigation with those previously consolidated in the Central District (Crystal, Gutierrez, and Donnino). Due to the early stages of this suit the Company is unable to determine whether the likelihood of an unfavorable outcome of the dispute is probable or remote, nor can it reasonably estimate a range of potential loss, should the outcome be unfavorable.

On July 20, 2015 Kimberly Freeman, derivatively and on behalf of nominal defendant Medbox, Inc., filed a suit in the Eighth Judicial District Court of Nevada against the Company’s Board of Directors and certain executive officers (Pejman Vincent Mehdizadeh, Guy

Marsala, Ned Siegel, J. Mitchell Lowe, Jennifer S. Love, C. Douglas Mitchell, and Bruce Bedrick). The suit alleges breach of fiduciary duties and unjust enrichment. The plaintiff seeks relief for compensatory damages and reasonable costs and expenses for all damages sustained as a result of the alleged wrongdoing. Additionally the plaintiff seeks declaratory judgments that plaintiff may maintain the action on behalf of the Company, that the plaintiff is an adequate representative of the Company, and that the defendants have breached and/or aided and abetted the breach of their fiduciary duties to the Company. Lastly the plaintiff seeks that the Company be directed to take all necessary actions to reform and improve its corporate governance and internal procedures to comply with applicable law. Due to the early stages of this suit the Company is unable to determine whether the likelihood of an unfavorable outcome of the dispute is probable or remote, nor can it reasonably estimate a range of potential loss, should the outcome be unfavorable.

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

In October 2014, the Board of Directors of the Company appointed a special board committee (the “Special Committee”) to investigate a federal grand jury subpoena pertaining to the Company’s financial reporting which was served upon the Company’s accountants as well as certain alleged wrongdoing raised by a former employee of the Company. The Company was subsequently served with two SEC subpoenas in early November 2014. The Company is fully cooperating with the grand jury and the SEC. In connection with its investigation of these matters, the Special Committee in conjunction with the Audit Committee initiated an internal review by management and by an outside professional advisor of certain prior period financial reporting of the Company. The outside professional advisor reviewed the Company’s revenue recognition methodology for certain contracts for the third and fourth quarters of 2013. As a result of certain errors discovered in connection with the review by management and its professional advisor, the Audit Committee, upon management’s recommendation, concluded on December 24, 2014 that the consolidated financial statements for the year ended December 31, 2013 and for the third and fourth quarters therein, as well as for the quarters ended June 30, 2014, June 30, 2014 and September 30, 2014, should no longer be relied upon and would be restated to correct the errors. On March 6, 2015 the audit committee determined that the consolidated financial statements for the year ended December 31, 2012, together with all three, six and nine month financial information contained therein, and the quarterly information for the first two quarters of the 2013 fiscal year should also be restated. On March 11, 2015, the Company filed its restated Form 10 Registration Statement with the SEC with restated financial information for the years ended December 31, 2012 and December 31, 2013, and on March 16, 2015, the Company filed amended and restated quarterly reports on Form 10-Q, with restated financial information for the periods ended June 30, June 30 and September 30, 2014, respectively.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed under “Risk Factors” as filed in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 26, 2015 and the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description

10.01	Employment Agreement of Jeffrey Goh, dated May 1, 2015*+

10.02	Promissory Note, dated June 30, 2015 incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-54928) filed with the Commission on July 7, 2015.

10.03	Guy Marsala Separation Agreement, dated June 30, 2015, incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-54928) filed with the Commission on July 7, 2015.

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Schema.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase.*

101.LAB	XBRL Taxonomy Extension Label Linkbase.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.*

*	Filed herewith.
+	Management Compensatory Agreement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Medbox, Inc.

Date: August 14, 2015	By:	/s/ Jeffrey Goh
Jeffrey Goh
Chief Executive Officer (principal executive officer)

Date: August 14, 2015	By:	/s/ C. Douglas Mitchell
C. Douglas Mitchell
Chief Financial Officer (principal financial and accounting officer)