Form 10-Q
period 2015-09-30
Medbox, Inc.
filed 2015-11-12
CIK 1547996

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

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

As of November 6, 2015, the registrant had 114,410,410 shares of common stock, par value $0.001 per share, outstanding.

MEDBOX, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

MEDBOX, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2015	December 31, 2014
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$346,761	$101,182
Marketable securities	94,817	94,776
Accounts receivable	—	8,774
Inventory	187,844	961,236
Deposits in escrow	15,000	400,476
Prepaid insurance	240,428	31,491
Prepaid expenses and other current assets	172,039	34,729

Total current assets	1,056,889	1,632,664
Property and equipment, net of accumulated depreciation of $59,210 and $50,192, respectively	573,470	158,318
Land	4,945,000	—
Assets held for resale	—	399,594
Construction in progress	68,959	—
Intangible assets, net of accumulated amortization of $123,567 and $83,500 respectively	669,086	709,153
Note receivable, net of allowance of $350,000	—	—
Goodwill	1,260,037	1,260,037
Deferred Costs	299,018	—
Deposits and other assets	140,212	104,726

Total assets	$9,012,671	$4,264,492

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payables	$3,609,486	$1,713,627
Accrued interest payable	324,330	372,937
Accrued expenses	122,663	610,497
Accrued expenses directors	185,498
Accrued settlement and severance expenses	912,065	—
Deferred revenue, current	219,487	204,091
Notes payable	431,415	261,434
Related party notes payable	—	678,877
Convertible notes payable, net of discount of $266,497 and $1,225,573, respectively	4,993,891	2,524,427
Derivative Liability	4,885,286	3,691,853
Customer deposits	1,057,340	1,525,808

Total current liabilities	16,741,461	11,583,551
Notes Payable, less current portion	4,326,484
Deferred revenue, less current portion	378,041	568,515
Deferred tax liability	160,000	160,000

Total liabilities	21,605,986	12,312,066

Commitments and contingencies (Note 9)
Stockholders’ Deficit
Preferred stock, $0.001 par value: 10,000,000 authorized; 1,000,000 and 3,000,000 issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	1,000	3,000
Common stock, $0.001 par value: 100,000,000 authorized, 99,250,518 and 30,496,909 issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	99,250	30,497
Additional paid-in capital	35,823,112	15,315,110
Treasury stock	(1,209,600)	(1,209,600)
Accumulated deficit	(47,198,689)	(22,078,193)
Accumulated other comprehensive loss	(108,388)	(108,388)

Total stockholders’ deficit	(12,593,315)	(8,047,574)

Total liabilities and stockholders’ deficit	$9,012,671	$4,264,492

See notes to condensed consolidated financial statements.

MEDBOX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	For the 3 months ended		For the 9 months ended
	September 30		September 30
	2015	2014	2015	2014
Revenue	$288,961	$147,884	$390,156	$534,082
Revenue, related party	25,192	25,192	74,754	50,110
Less: allowances and refunds	—	—	—	(60,000)

Net revenue	314,153	173,076	464,910	524,192
Cost of revenues	656,383	1,813,562	1,837,711	3,492,105

Gross loss	(342,230)	(1,640,486)	(1,372,801)	(2,967,913)
Operating expenses
Selling and marketing	103,765	319,204	442,261	749,212
Research and development	—	61,623	—	136,656
General and administrative	3,506,029	1,984,303	12,627,644	3,183,382

Total operating expenses	3,609,794	2,365,130	13,069,905	4,069,250

Loss from operations	(3,952,024)	(4,005,616)	(14,442,706)	(7,037,163)

Other income (expense)
Interest income (expense), net	(195,426)	(123,007)	(289,226)	(71,343)
Financing Costs	(522,379)	—	(2,822,011)	—
Change in fair value of derivative liabilities	(2,544,014)	548,315	509,057	548,315
Amortization of debt discount	(2,071,898)	(216,224)	(8,121,537)	(216,224)
Other income (expense)	(6,208)	—	45,927	(26,511)

Total other income (expense)	(5,339,925)	209,084	(10,677,790)	234,237
Loss before provision for income taxes	(9,291,949)	(3,796,532)	(25,120,496)	(6,802,926)
Provision for income taxes	—	—	—	—

Net loss	$(9,291,949)	$(3,796,532)	$(25,120,496)	$(6,802,926)

Loss per share attributable to common stockholders
Basic	$(0.13)	$(0.13)	$(0.54)	$(0.22)

Diluted	$(0.13)	$(0.13)	$(0.54)	$(0.22)

Weighted average shares outstanding
Basic	73,524,951	30,371,299	46,945,806	30,472,447

Diluted	73,524,951	30,371,299	46,945,806	30,472,447

Other Comprehensive loss
Net loss	(9,291,949)	(3,796,532)	(25,120,496)	(6,802,926)
Unrealized loss from marketable securities	—	(158,507)	—	(158,507)

Comprehensive loss	$(9,291,949)	$(3,955,039)	$(25,120,496)	$(6,961,433)

See notes to consolidated financial statements.

MEDBOX, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

							Additional	Common		Accumulated Other	Total
	Preferred Stock		Common Stock		Treasury Stock		Paid-In	Stock	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Subscribed	Deficit	Loss	Deficit
Balances at December 31, 2014	3,000,000	$3,000	30,496,909	$30,497	(60,000)	$(1,209,600)	$15,315,110	$—	$(22,078,193)	$(108,388)	$(8,047,574)

Stock-based compensation			147,145	$147			5,331,235				5,331,382
Exercise of warrants			206,480	206			278,745				278,951
Issuance of shares to settle accounts payable			1,633,047	1,633			363,095				364,728
Conversions of convertible notes payable			67,475,105	67,475			10,090,187				10,157,662
Issuance of warrants in connection with convertible notes payable							4,304,522				4,304,522
Exercise of warrants in connection with convertible notes payable			2,291,832	2,292			135,218				137,510
Share cancelation	(2,000,000)	(2,000)	(3,000,000)	(3,000)			5,000				—
Unrealized loss from marketable securities										—	—
Net loss									(25,120,496)		(25,120,496)

Balances at September 30, 2015	1,000,000	$1,000	99,250,518	$99,250	(60,000)	$(1,209,600)	$35,823,112	$—	$(47,198,689)	$(108,388)	$(12,593,315)

See notes to condensed consolidated financial statements.

MEDBOX, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the 9 months ended September 30,
	2015	2014
Cash flows from operating activities
Net loss	$(25,120,496)	$(6,802,926)
Adjustments to reconcile net loss to net cash:
Depreciation and amortization	90,315	59,364
Provisions and allowances	—	60,000
Gain on sale of investments and property and equipment	—	(9,600)
Charges from escrow deposits	280,400	—
Inventory valuation reserve	497,439	—
Market value of securities received for services	—	(190,132)
Change in fair value of derivative liability	(509,057)	(548,315)
Amortization of debt discount	8,121,537	216,224
Financing costs	2,822,011
Stock based compensation	5,331,382	1,031,640
Changes in operating assets and liabilities
Accounts receivable	8,774	213,424
Inventories	275,953	110,788
Deposits in escrow	55,076	—
Prepaid insurance	(208,937)	—
Prepaid expenses and other assets	(172,796)	(896,954)
Deferred costs	(299,018)	—
Accounts payables	2,521,976	907,684
Accrued interest payable	214,886	—
Accrued expenses	(487,834)	—
Accrued expenses directors	185,498	—
Accrued settlement and severance expenses	912,065	—
Customer deposits	(468,468)	807,347
Deferred revenue	(175,078)	390,311

Net cash used in operating activities	(6,124,372)	(4,651,145)
Cash flows from investing activities
Issuance of note receivable	—	(115,000)
Purchase of property and equipment	(14,795)	(32,982)
Purchase of real estate	(500,000)	(399,594)
Purchase of intangible assets	—	(166,183)
Construction in Progress	(68,959)	—

Net cash used in investing activities	(583,754)	(713,759)
Cash flows from financing activities
Payments on notes payable	(3,535)	(75,000)
Related party notes payable	(624,888)	379,880
Proceeds from issuance of notes payable	—	299,605
Proceeds from issuance of common stock	—	2,442,859
Proceeds from issuance of convertible notes payable, net fees of approximately $352,000	7,432,128	3,500,000
Proceeds from issuance of convertible notes payable from related parties	150,000	—

Net cash provided by financing activities	6,953,705	6,547,344
Net decrease in cash	245,579	1,182,440
Cash and cash equivalents, beginning of period	101,182	168,003

Cash and cash equivalents, end of period	$346,761	$1,350,443

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,151	$37,078

Cash paid for income tax	$—	$—

Non- cash investing and financing activities:
Common stock issued upon debt conversion	$6,261,474	$—

Common stock issued for accounts payable	$364,728	$—

Purchase of land with notes payable	$5,000,000	$—

See notes to condensed consolidated financial statements.

MEDBOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BUSINESS ORGANIZATION, NATURE OF OPERATIONS

Medbox, Inc, which is incorporated in the state of Nevada (the “Company”), provides specialized consulting services to the marijuana industry and sells associated patented products, and medical vaporization devices. The Company works with clients who seek to enter the medical and cultivation marijuana markets in those states where approved. Medbox offers turnkey solutions that assist with licensing and compliance, site selection, design and permitting, safety and security, along with full build-out and operational oversight. The Company’s consulting solutions and technology create structure and process for clients and their respective businesses in this rapidly emerging sector. In addition, through its wholly owned subsidiary, Vaporfection International, Inc. (“VII”), the Company sells a line of vaporizer and accessory products online and through distribution partners. The Company is headquartered in Los Angeles, California.

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

The procurement fee for the dispensary was $400,000 (initially classified in Deferred Revenue), of which $50,000 was paid upon execution and delivery of the Agreement, and the remaining $350,000 is to be paid monthly in the amount of gross receipts less payroll and costs of inventories. If the procurement fees are not paid within six months, the payment terms become a minimum monthly payment of $5,000. As of the date of this report, there have been no amounts available under the above calculation to make payments towards the procurement fees.

The remaining $350,000 is evidenced by a Note Receivable to the Company. As of June 30, 2015 the Company determined it was not assured of the timing of the collectability of the Note Receivable and therefore has set up an allowance in the amount of $350,000 for the Note Receivable, and has reduced the Deferred Revenue to $50,000.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Medbox, Inc. and its wholly owned subsidiaries:

•	Prescription Vending Machines, Inc., a California corporation, d/b/a Medicine Dispensing Systems in the State of California (“MDS”), which distributes our Medbox™ product and provides related consulting services described further below.

•	Vaporfection International, Inc., a Florida corporation through which we distribute our medical vaporizing products and accessories.

•	Medbox Property Investments, Inc., a California corporation specializing in real property acquisitions and leases for dispensaries and cultivation centers.

•	MJ Property Investments, Inc., a Washington corporation specializing in real property acquisitions and leases for dispensaries and cultivation centers in the state of Washington.

•	Medbox Management Services, Inc., a California corporation specializing in providing management oversight and compliance services to state-licensed dispensaries for cultivation, dispensing, and marijuana infused products (MIPS).

•	EWSD I, LLC, an Arizona corporation that owns property in Colorado.

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

Basis of Presentation

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission for Interim Reporting. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, considered necessary for a fair presentation of the results for the interim periods presented. The results for the three and nine months ended September 30, 2015 are not necessarily indicative of results to be expected for a full year, any other interim periods or any future year or period.

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

Concentrations of Credit Risk

The Company maintains cash balances at several financial institutions in California, Illinois, and Florida. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $250,000. At September 30, 2015 and December 31, 2014, the Company’s uninsured balances totaled $22,504 and $0, respectively. The Company has not experienced any losses in such accounts and periodically evaluates the credit worthiness of the financial institutions and has determined the credit exposure to be negligible.

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred. The Company incurred advertising and marketing costs of approximately $0 and $319,000 for the three months ended September 30, 2015 and 2014, respectively and approximately $0 and $749,000 for the nine months ended September 30, 2015 and 2014, respectively.

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

	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Quoted Prices for Similar Assets or Liabilities in Active Markets (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2015
Marketable securities	$94,817	$21,650	$—	$73,167
Derivative liability	4,885,286	—	—	4,885,286
Total	$4,980,103	$21,650	$—	$4,958,453

MEDBOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis:

For the nine months ended September 30, 2015
Total
Balance at January 1, 2015	$3,691,853
Additions	5,531,201
Reclassified to equity upon conversion	(3,828,711)
Change in fair value of conversion feature	(509,057)
Ending balance	$4,885,286

Revenue Recognition

We enter into transactions with clients who require our expertise and are interested in being granted the right to have us engage exclusively with them in certain territories (which we describe as territory rights) to obtain the necessary licenses to operate a dispensary or cultivation center for the location, and to consult in daily operations of the dispensary or cultivation center.

Terms for each deal are varied and the sales arrangements typically include the delivery of our dispensing technology and dispensary location build-out and/or consultation on the location, licensing, build out and operation of a cultivation center. Medbox machines retail for approximately $50,000 for each machine set (including the POS system), and normally our contracts include the sale of the dispensary units within the scope of options to be provided that might also include location build out costs. Currently, our standard contracts have a five year term, call for an upfront, non-refundable consulting fee, and contain options including acquiring a Medbox dispensary machine and having the Company perform the buildouts for the location, at set prices. The Company has determined these optional purchases each constitute a separate purchasing decision, and therefore are considered a separate arrangement for revenue recognition purposes. Revenue on each of these options are evaluated for recognition when and if the customer decides to enter into the arrangement.

Based on these contracts, and other auxiliary agreements, our current revenue model consists of the following income streams:

Consulting fee revenues and build-outs

Consulting fee revenues is a consistent component of our current and anticipated future revenues and is negotiated at the time we enter into a contract. Consulting revenue consists of providing ongoing consulting services over the life of the contract, to the established business in the areas of regulatory compliance, security, operations and other matters to operate the dispensary. The majority of the consulting fees arise from the upfront, non-refundable consulting fee in our standard contract, and is recognized using the straight line method over the life of the contract. Consulting fee revenue is only recognized when the following four criteria are met: 1) persuasive evidence of an arrangement exists, 2) delivery has occurred or services have been rendered, 3) sales price is fixed and determinable and 4) collectability is reasonably assured.

Revenue for the build-outs of the dispensary or cultivation center, if the customer chooses to have it performed by the Company, is recognized after issuance of a certificate of occupancy for the newly completed facility. This consists of a complete interior build-out of the retail store front including necessary construction (not to include installation of plumbing, electrical, HVAC systems and masonry), furniture fixtures and security system.

Due to the uncertainties inherent in the emerging industry, the Company deferred recognition of revenue for sale of completed dispensaries with licenses until the issuance of a certificate of occupancy by the municipality. The certificate of occupancy is the final approval to open a dispensary in the customer’s community, at which time all criteria for revenue recognition, including delivery and acceptance, has been met. Additionally, at the time of the issuance of the certificate of occupancy, under the contract terms, all payments owed by the customer have been received by the Company. Similarly, recognition of revenue for sale of completed cultivation center is deferred until all licensing and permitting is completed and approved.

Unbilled costs and associated fees related to the build-outs are recorded in inventory and are subject to valuation testing at each quarter end for net realizable value (lower of cost or market) and collectability.

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

Basic and Fully Diluted Net Income/Loss Per Share

Basic net income/loss per share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share includes the effects of any outstanding options, warrants and other potentially dilutive securities. The Company did not consider any potential common shares in the computation of diluted loss per share for the three and nine months ending September 30, 2015 and 2014, due to the net loss, as they would have an anti-dilutive effect on EPS.

As of September 30, 2014, the Company had 3,000,000 shares of Series A preferred stock outstanding with par value of $0.001 that could have been converted into 15,000,000 shares of the Company’s common stock. On August 24, 2015, 2 million shares of Series A preferred stock was cancelled, leaving 1 million shares outstanding at September 30, 2015 . Additionally the Company has approximately 14,084,000 warrants to purchase common stock outstanding as of September 30, 2015. The Company also has approximately $4,994,000 in convertible debentures outstanding at September 30, 2015, whose underlying shares were not included that are convertible at the holders’ option at a conversion price of the lower of $0.75 or 51% of the VWAP over the last 40 days prior to conversion (subject to reset upon a future dilutive financing).

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

In addition, the Company’s management performs an evaluation of all uncertain income tax positions taken or expected to be taken in the course of preparing the Company’s income tax returns to determine whether the income tax positions meet a “more likely than not” standard of being sustained under examination by the applicable taxing authorizes. This evaluation is required to be performed for all open tax years, as defined by the various statutes of limitations, for federal and state purposes. An IRS audit is still open on the year ended December 31, 2011, in which the Company received a notice of deficiency for the amount of approximately $60,000. The Company is in discussions with the IRS to set up a payment plan for the amount owed.

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

MEDBOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Going Concern

The accompanying unaudited interim financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has an accumulated deficit of approximately $47,199,000 as of September 30, 2015. During the nine months ended September 30, 2015, the Company had a net loss of approximately $25,120,000, negative cash flow from operations of approximately $6,124,000 and negative working capital of approximately $15,685,000. The Company will need to raise capital in order to fund its operations.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement a business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

On August 14, 2015 and August 20, 2015, the Company entered into two Securities Purchase Agreements with two separate investors, in the aggregate principal amount of up to approximately $5,480,000 (collectively the “August 2015 Debentures”), of which approximately $2,729,000 was funded during the third quarter of 2015, with up to a remaining $2,751,000 still to be funded.

Management is actively seeking additional financing and expects to complete additional financing arrangements in the next few months. The Company expects that these plans will provide it the necessary liquidity to continue operations for the next 12 months.

To address its financing requirements, the Company will continue to execute on its business model by attempting to raise additional capital through the sales of debt or equity securities or other means. It is uncertain the Company can obtain financing to fund operating deficits until profitability is achieved. This need may be adversely impacted by: uncertain market conditions, approval of sites and licenses by regulatory bodies and adverse operating results. The outcome of these matters cannot be predicted at this time.

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

NOTE 3 – ASSET ACQUISITION

On July 24, 2015, the Company entered into an Agreement of Purchase and Sale of Membership Interest (the “Acquisition Agreement”) with East West Secured Development, LLC (the “Seller”) to purchase 100% of the membership interest of EWSD I, LLC (“EWSD”) which has entered into an agreement with Southwest Farms, Inc. (“Southwest”) to purchase certain real property comprised of 320-acres of agricultural land in Pueblo, Colorado (the “Acquired Property” or “the Farm”).

MEDBOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – ASSET ACQUISITION, CONTINUED

The purchase price to acquire EWSD consisted of (i) $500,000 paid by the Company as a deposit into the escrow for the Acquired Property, and (ii) the Company’s future payments to Seller of a royalty of 3% of the adjusted gross revenue, if any, from operation of the Acquired Property (including sale of any portion of or interest in the Acquired Property less any applicable expenses) for the three-year period beginning on January 1, 2016. Such royalty payments shall be payable 50% in cash and 50% in Company common stock (the “Royalty Payment”). The Company determined that the royalty payments could not be estimated at the time of acquisition, and therefore the contingent payments have not been recognized as part of the acquisition price. The contingent consideration will be remeasured to fair value each subsequent period until the contingency is resolved, in this case, for the three year period beginning on January 1, 2016, with any changes in fair value recognized in earnings. Per the terms of the agreement, the closing is deemed to have occurred when the Special Warranty Deed is recorded (which occurred on August 7, 2015), all terms of the purchase agreement for the Farm have been complied with, including the Farm closing, which also took place on August 7, 2015. Therefore the acquisition date has been determined to be August 7, 2015. There were no assets or liabilities of EWSD on the acquisition date.

In connection with EWSD’s purchase of the Acquired Property, EWSD entered into a secured promissory note (the “Note”) with Southwest in the principal amount of $3,670,000. Interest on the outstanding principal balance of the Note shall accrue at the rate of five percent per annum. The Note shall be payable by EWSD in thirty-five payments of principal and interest, which shall be calculated based upon an amortization period of thirty years, commencing on September 1, 2015 and continuing thereafter on the first day of each calendar month through and including July 1, 2018; and one final balloon payment of all unpaid principal and accrued but unpaid interest on August 1, 2018. The Note is secured by a deed of trust, security agreement, assignment of rents and financing statement encumbering the Acquired Property.

In connection with the closing (the “Closing”) on the Farm, EWSD also entered into an unsecured promissory note (the “Unsecured Note”) with the Seller, in respect of earnest money payments previously made by Seller to Southwest, in the principal amount of $830,000. Interest on the outstanding principal balance of the Unsecured Note shall accrue at the rate of six percent per annum. The Unsecured Note shall be payable by EWSD in thirty-five payments of principal and interest, which shall be calculated based upon a hypothetical amortization period of thirty years, commencing on September 1, 2015 and continuing thereafter on the first day of each calendar month through and including July 1, 2018; and one final balloon payment of all unpaid principal and accrued but unpaid interest on August 1, 2018. The balance owing on the two notes is $4,485,763 as of September 30, 2015.

Principal payments due on the notes are as follows:

	Secured Promissory Note	Unsecured Promissory Note	Total
2015	$8,851	301,658	310,509
2016	54,691	27,299	81,990
2017	58,007	30,635	88,642
2018	3,536,670	467,952	4,004,622

Current maturities related to these notes as presented on the accompanying Balance Sheet, amount to $378,278.

The Closing occurred on August 7, 2015, as a result of which the Company, through its new, wholly-owned subsidiary, EWSD, became the owner of the Acquired Property.

The Company has determined that the Acquired Property is an acquisition of assets and does not constitute a business. Prior to its acquisition by the Company, the Acquired Property was leased to a farmer who cultivated corn on 150 of its 320 acres. The Company intends to engage an independent contractor to manage the operations and hire its own new staff to initially cultivate hemp on the Acquired Property. No employees of the former farm will work in the new operation. The new operation will have an entirely new customer base, sales force and marketing plan as well as new production techniques and a new trade name. Management has determined that the purchase of the Acquired Property and planned operations do not constitute continuation of the prior business and therefore it does not meet the criteria for a business acquisition. The Acquired Property was determined to have a fair value of $5,000,000, based on the $500,000 cash payment and the amounts due under the Secured and Unsecured notes for its purchase from third parties.

The purchase price is comprised of:

Cash deposit	$500,000
Note Payable to Southwest	3,670,000
Note Payable to EWSD (Seller)	830,000

$5,000,000

MEDBOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – ASSET ACQUISITION, CONTINUED

The assets acquired included various buildings that were on the land. The Company did not acquire the Farm to obtain or use these buildings, and are replacing two of the buildings with new buildings that will better suit the Company’s planned operations, and renovating the greenhouses to also better serve the Company’s planned operations. The buildings which remain are a mechanics shop and a processing building, which the Company will utilize as is. The fair value of these two buildings has been determined to be $55,000. Therefore the purchase price has been allocated $4,945,000 to Land and $55,000 to Buildings and structures (included in Property and equipment on the accompanying Balance Sheet).

MEDBOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – INVENTORIES

Inventories are stated at the lower of cost or market value. Cost is determined on a standard cost basis that approximates the first-in, first-out (FIFO) method.

The consolidated inventories at September 30, 2015 and December 31, 2014 consist of the following:

	September 30, 2015	December 31, 2014
Work in process and related capitalized costs	$—	$308,867
Deposits on dispensing machines	—	325,973
Vaporizers and accessories	187,844	154,930
Dispensing machines	—	171,466
Total inventory, net	$187,844	$961,236

On May 4, 2015, AVT, Inc., the manufacturing partner of the Company, announced that they had commenced a voluntary filing for restructuring and court protection under Chapter 11 of the United States Bankruptcy Code. Dispensing machines and Deposits on dispensing machines noted in schedule above are with AVT. Additionally, during the second quarter of 2015, the Company completed a strategic review of the Medbox machines and concluded that they would take a reduced role in future marketing efforts. As a result of the strategic review, the Company evaluated the inventory and the related deposits in connection with reduced demand and concluded a write down of both assets was required. The bankruptcy of the manufacturing partner further complicates the process to convert the inventory and advances to cash and therefore is an additional factor in the decision to write down the inventory and record a valuation reserve against the deposits. During the three months ended September 30, 2015, the Company ended negotiations with the supplier and bankruptcy counsel advised that collection of deposits and availability of inventory from the supplier was unlikely. Accordingly, the remaining deposit and inventory valued at $142,500 were written off.

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

The conversion feature of the July 2014 Debenture and the September 2014 debenture meets the definition of a derivative and due to the reset provision to occur upon subsequent sales of securities at a price lower than the fixed conversion price, requires bifurcation and is accounted for as a derivative liability. The derivative was initially recognized at its estimated fair value of approximately $1,885,000 and created a discount on the Notes that will be amortized over the life of the Notes using the effective interest rate method. The fair value of the embedded derivative is measured and recognized at fair value each subsequent reporting period and the changes in fair value are recognized in the Statement of Operations as Change in fair value of derivative liability. For the nine months ended September 30, 2015 the Company recognized a gain on the change in fair value of derivative liabilities of approximately $509,000 (including the change in fair value related to the new convertible debentures issued in the first, second and third quarters of 2015 discussed below). See Note 2 Fair value measure for additional information on the fair value and gains or losses on the embedded derivative.

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

As part of the January 30, 2015 Modification, the Parties entered into a Modified Debenture Agreement for the $200,000 that was funded at the Closing and agreed to use the same form of Modified Debenture for each of the other foregoing Modified Closings (collectively, the “Modified Debentures”). The fixed conversion price of the Modified Debenture was the lower of $5.00 or 51% of the lowest volume weighted average price for the 20 consecutive trading days prior to the applicable conversion date. This new fixed conversion price was a dilutive issuance to the outstanding July 2014 and September 2014 Debentures, thereby triggering a reset of the older fixed conversion price. As a result of the reset to the conversion price, at January 30, 2015, the derivative liability was remeasured to a fair value of approximately $2,690,000, using a weighted probability model as estimated by management. A decrease in fair value of the derivative liability of approximately $1,072,000 was recognized as a gain on the Statement of Consolidated Comprehensive Loss in the nine months ended September 30, 2015.

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

The additional fundings of the July 2014 Modified Debentures under the closing schedule detailed above resulted in $2,811,500 being received during the second quarter. The first $300,000 had a fixed conversion price of the lower of $1.83 or 51% of the VWAP for the last 40 days prior to the conversion. The April 17, 2015 closing contained a fixed conversion price of the lower of $0.88 or 51% of the VWAP for the last 40 days prior to the conversion. This new fixed conversion price was a dilutive issuance to the outstanding July 2014 and September 2014 Debentures, thereby triggering a reset of the previous $1.83 fixed conversion price. This reset resulted in the derivative liability being revalued at April 17, 2015, using a weighted probability model for a fair value of $3,287,000, for a increase in fair value of approximately $1,764,000, recognized as a loss on the Statement of Consolidated Comprehensive Loss during the second quarter of 2015.

There was additional funding of $1,300,000 of the September 2014 Modified Debentures under the closing schedule detailed above. These Modified Debentures all have a fixed conversion price of the lower of $0.88 or 51% of the VWAP for the last 40 days prior to the conversion.

The Directors’ convertible debentures required under the March 23, 2015 Modification, issued in the first quarter of 2015, total $150,000, and have a three year term and an interest rate of 8% per annum. They were originally convertible at a fixed conversion price of the lower of $1.83 or 51% of the VWAP for the last 20 days prior to conversion. As with the Modified Debentures, the debentures included a reset provision, which resulted in the conversion feature being bifurcated and accounted for as a derivative liability, with an initial fair value of $132,175. The director’s convertible debentures also reset on February 27, 2015 and April 17, 2015, with the changes to fair value included in the amounts disclosed above.

The Modified Debentures also included a warrant instrument granting the Investor the right to purchase shares of common stock of the Company equal to the principal amount of the applicable Modified Debenture divided by a price equal to 120% of the last reported closing price of the Common stock on the applicable closing date of the Modified Debenture, with a three year term.

The warrants issued in the nine months ended September 30, 2015 in connection with all the Modified Debentures detailed above, and the August 2015 Securities Purchase Agreement (“August 2015 Debentures”) discussed below, are summarized below:

Date issued	Number of warrants	Exercise price	Fair Value
July 2014 Modified Debentures
January 30, 2015	40,552	$4.93	$159,601
February 26, 2015	45,537	2.20	79,904
March 13, 2015	21,151	2.36	39,965
March 16, 2015	10,575	2.36	19,981
March 20, 2015	41,946	1.79	59,942
March 27, 2015	75,758	1.98	119,888
April 2, 2015	60,386	1.66	74,025
April 2, 2015	30,193	1.66	37,012
April 10,2015	107,914	1.39	112,460
April 17,2015	41,667	1.20	37,680
April 24,2015	127,119	1.18	112,635
April 24, 2015	21,186	1.18	18,772
May 1, 2015	156,250	.96	113,133
May 7, 2015	134,615	.78	79,234
May 8, 2015	42,000	.75	23,768

MEDBOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – CONVERTIBLE NOTES PAYABLE AND DERIVATIVE LIABILITY, CONTINUED

Date issued	Number of warrants	Exercise price	Fair Value
May 15, 2015	200,000	.75	113,365
May 22, 2015	250,000	.60	113,366
May 29, 2015	258,621	.58	112,537
June 5, 2015	288,462	.52	120,738
June 12, 2015	930,233	.43	303,246
June 19, 2015	3,448,276	.29	751,159
September 2014 Modified Debentures
January 28, 2015	18,038	5.54	80,156
February 13, 2015	57,870	1.73	96,689
April 2, 2015	181,159	1.66	222,109
April 24, 2015	90,579	1.10	80,548
May 15, 2015	200,000	.75	113,365
June 12, 2015	1,744,186	.43	570,248
August 2015 Debentures
August 24, 2015	6,666,667	.06	321,757
September 18, 2015	588,235	.17	82,804
Directors
January 5, 2015	129,305	.40	39,901
January 30, 2015	129,250	.40	39,916
February 2, 2015	237,778	.22	16,619

Total	$16,375,508		$4,266,522

The Company determined that the warrants were properly classified in equity as there is no cash settlement provision and the warrants have a fixed exercise price and therefore result in an obligation to deliver a known number of shares.

Effective September 18, 2015, the holder of the September 2014 Debentures and the Company agreed to amend its September 2014 Warrants, to reduce the exercise price of the warrants to purchase an aggregate of 2,291,832 shares of the Company’s common stock to six cents per share. The holder agreed to exercise in full those warrants in cash within three trading days of the filing with the SEC of a Form 8-K, which occurred on September 18, 2015. During the three months ended September 30, 2015, approximately 2,292,000 warrants were exercised.

Effective September 18, 2015, the holder of the July 2014 Debentures and the Company agreed to amend its July 2014 Warrants, to reduce the exercise price of the warrants to purchase an aggregate of 6,332,441 shares of Common Stock to six cents per share. The holder agreed to exercise in full those warrants in cash within three trading days of the filing with the SEC of a Form 8-K, which occurred on September 18, 2015. As of September 30, 2015 the warrants have not yet been exercised, and will be upon the finalization of the increase in authorized shares (Note 8).

As a result of the conversion feature being bifurcated and recognized as a derivative liability, the Company evaluated the warrants and determined that they have a sufficient number of authorized and unissued shares as of September 30, 2015, after consideration of the subsequent increased authorized shares, (See Note 10), to settle all existing commitments.

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

During the nine months ended September 30, 2015, $4,420,000 principal of the July 2014 Debentures and $1,710,000 principal and approximately $49,000 accrued interest of the September 2014 Debentures, and $150,000 principal of the Directors debentures, in addition to approximately $49,000 accrued interest were converted into approximately 67,475,000 of the Company’s common shares at an average price of $0.09, based on 51% of the calculated VWAP. Upon conversion, the derivative fair value for the amounts converted were remeasured through the date of conversion, with the conversion date fair value reclassified to equity, amounting to $4,519,000 in the nine months ended September 30,2015. As a result of the conversions, the resulting decrease of fair value of approximately $1,730,000 of the related debt discount was recognized on the Statement of Consolidated Comprehensive Loss.

MEDBOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – CONVERTIBLE NOTES PAYABLE AND DERIVATIVE LIABILITY, CONTINUED

August 2015 Debentures

On August 14, 2015, the Company entered into a Securities Purchase Agreement whereby the Company agreed to issue convertible debentures in the aggregate principal amount of up $3,979,877. The initial closing in the aggregate principal amount of $650,000 occurred on August 14, 2015. An additional 5 payments were made in the total amount of $1,078,880 through September 30, 2015. The seventh tranche in the amount of $250,000 will occur 8 days after the filing of a registration statement filed by the Company for the resale of the shares of common stock issuable upon conversion of the August 2015 Debentures, the eighth tranche in the amount of $1,250,000 will occur within 3 business days of the effective date of the registration statement and the ninth tranche, in the amount of $750,000 will occur within 7 business days of the effective date of the registration statement. The August 2015 Debentures bear interest at the rate of 10% per year.

On August 20, 2015, the Company also entered into a Securities Purchase Agreement with another investor, in the aggregate principal amount of up to $1,500,000 (collectively the “August 2015 Debentures”), which was amended on September 19, 2015, to increase the principal by an additional $200,000. Through September 30, 2015, two tranches totaling $500,000 have been funded. A third tranche in the amount of $500,000 (after amendment) is to occur within two days after the filing of a registration statement, with the fourth tranche in the amount of $700,000 to occur within 2 days of the effective date of the registration statement.

The August 2015 Debentures contain the following significant terms:

The debentures all mature in one year from the date of each individual closing.

All amounts are convertible at any time, in whole or in part, at the option of the holders into shares of the Company’s common stock at a fixed conversion price. The conversion price is the lower of (a) $0.75, or (b) a 49% discount to the lowest daily VWAP (as reported by Bloomberg) of the Common Stock during the 30 trading days prior to the conversion date. The Fixed Conversion Price is subject to adjustment for stock splits, combinations or similar events. If the Company makes any subsequent equity sales (subject to certain exceptions), under which an effective price per share is lower than the Fixed Conversion Price, then the conversion price will be reset to equal such price. The Company may prepay the Debentures in cash, prompting a 30% premium or, subject to certain conditions, in shares of common stock valued at 51% of the lowest volume weighted average price of the common stock for the 30 prior trading days. The premium will be recognized at such time as the Company may choose to prepay the Debentures.

In connection with each of the purchase agreements, the Company entered into a registration rights agreement with the respective investors, pursuant to which the Company agreed to file a registration statement for the resale of the shares of common stock issuable upon conversion of, or payable as principal and interest on, the respective debentures, within 45 days of the initial closing date under each agreement, and to have such registration statements declared effective within 120 days of the initial closing dates of each purchase agreement. The pre-effective registration statement was filed with the SEC on October 16, 2015.

The conversion feature of the August 2015 Debenture meets the definition of a derivative and due to the reset provision to occur upon subsequent sales of securities at a price lower than the fixed conversion price, requires bifurcation and is accounted for as a derivative liability. The derivative was initially recognized at its estimated fair value of approximately $2,345,000 and created a discount on the Notes that will be amortized over the life of the Notes using the effective interest rate method. The fair value of the embedded derivative is measured and recognized at fair value each subsequent reporting period and the changes in fair value are recognized in the Statement of Operations as Change in fair value of derivative liability (discussed above). See Note 2 Fair value measure for additional information on the fair value and gains or losses on the embedded derivative.

The debenture entered into with the second investor on August 20, 2015 included a warrant instrument granting the Investor the right to purchase shares of common stock of the Company equal to the principal amount of the applicable Debenture divided by a price equal to 120% of the last reported closing price of the Common stock on the applicable closing date of the Debenture, with a three year term. During the three months ending September 30, 2015, there were 7,254,902 warrants issued, with a fair value of $404,561, calculated with the Black Sholes Merton model. There were no conversions of the August 2015 Debentures during the three months ended September 30, 2015.

MEDBOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – CONVERTIBLE NOTES PAYABLE AND DERIVATIVE LIABILITY, CONTINUED

Entry into Security Agreement

In connection with entry into the August 20 Purchase Agreement and August 14 Purchase Agreement, the investors party to such agreements and the Company entered into a Security Agreement, dated August 21, 2015, securing the amounts underlying the August 14 Debentures and the August 20 Debentures. The Security Agreement grants a security interest in all assets and personal property of the Company, subject to certain excluded real property assets. The security interests under the Security Agreement shall terminate following the date the registration statement is declared effective.

July 2015 Debenture

On July 10, 2015, another accredited investor (the “July 2015 Investor”) purchased a separate Convertible Debenture (the “July 2015 Debenture”) in the aggregate principal amount of $500,000, that closed in five weekly tranches between July 10 and August 15, 2015. The July 2015 Debenture is in substantially the same form as the August 14 Debentures, and does not include issuance of warrants . As such, the conversion feature was also determined to require bifurcation, and derivative accounting. All amounts related to the July 2015 derivative liability are included in amounts disclosed above for the August 2015 debentures.

On October 14, 2015, the August 14 Investor assigned the right to purchase August 14 Debentures in the principal amount of $100,000 to the July 2015 Investor and the July 2015 Investor purchased such August 15 Debentures on the same day.

MEDBOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – SHARE BASED AWARDS, RESTRICTED STOCK AND RESTRICTED STOCK UNITS (“RSUs”)

On July 23, 2014, in connection with the election of a new Chairman, President and CEO, the Company entered into a two year employment contract with the new CEO. Under the employment contract, the CEO received an award of RSU’s, to be issued within 90 days of the effective date of the Employment Agreement, under the Equity Incentive Plan adopted by the Company, in the amount of the greater (by value) of 50,000 shares of common stock or $500,000 of common stock based on the volume weighted average price for the 30 day period prior to the date of the grant. The Company also agreed to make an equal stock award to the CEO on each anniversary date of the employment agreement. The fair value of the awards, as determined on grant date, was $711,500 which wss being amortized over the CEO’s one year service period. On June 30, 2015, Guy Marsala, President, Chief Executive Officer, and director of the Company, tendered his resignation as President and Chief Executive Officer of the Company and as a director on the Company’s board, effective immediately (Note 9). The remaining value of Mr. Marsala’s grants was recorded as expense in the second quarter of 2015. In connection with Mr. Marsala’s separation agreement approximately 2,580,000 options with a 10 year term were granted at an exercise price of $0.13. The fair value of $335,117 was calculated using the Black Sholes Merton model, and was immediately expensed.

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

During October 2014, the Compensation Committee of the Board granted 19,452 RSU’s to a new Board member who was elected to the Board on October 22, 2014. The Board member’s contract calls for grants of 100,000 RSU’s for each succeeding year of service beginning on April 1, 2015, which vest quarterly. On September 24, 2015, the same Board member resigned from her positions as a member of the board of directors of the Company, chairperson of the Company’s audit committee and a member of its special committee, effective immediately. Stock compensation expense for this director in the second and third quarter was $353,000 and $197,000, respectively, which completes recognition of stock compensation expense for her service. The remaining 50,000 unvested RSU’s were forfeited upon her resignation.

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

On August 26, 2015, the Board granted 79,917 RSUs to various officers and employees, which vested immediately on the grant date. The grant date fair value of the RSU’s was approximately $12,000, which was immediately expensed.

On August 31, 2015, the Board granted 156,250 RSUs to the CFO of the Company, which vested immediately on the grant date. The grant date fair value of the RSU’s was approximately $25,000, which was immediately expensed.

MEDBOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – SHARE BASED AWARDS, RESTRICTED STOCK AND RESTRICTED STOCK UNITS (“RSUs”), CONTINUED

A summary of the activity related to restricted stock and RSUs for the nine months ended September 30, 2015 is presented below:

Restricted stock	Total shares	Grant date fair value
Restricted stock non-vested at January 1, 2015	168,750	$10.40
Restricted stock granted	150,000	—
Restricted stock vested	(206,250)	10.40
Restricted stock forfeited	—	—

Restricted stock non-vested at September 30, 2015	112,500	$10.40

Restricted stock units (RSU’s)	Total shares	Grant date fair value
RSU’s non-vested at January 1, 2015	199,584	$10.70
RSU’s granted	698,522	$0.51 - $6.07
RSU’s vested	(590,502)	$0.51 - $6.07
RSU’s forfeited	(50,000)

RSU’s non-vested September 30, 2015	257,604	$0.51 - $10.70

MEDBOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – SHARE BASED AWARDS, RESTRICTED STOCK AND RESTRICTED STOCK UNITS (“RSUs”), CONTINUED

A summary of the expense related to restricted stock, RSUs and stock option awards for the three and nine months ended September 30, 2015 is presented below:

Summary of the expense related to Restricted Stock and RSUs	For the three months ended September 30, 2015	For the nine months ended September 30, 2015
Restricted Stock	$390,000	$2,420,782
RSU’s	574,840	2,501,150
Stock options	—	335,117
Common stock	74,333	74,333

Total	$1,039,173	$5,331,382

On August 11, 2015, the Compensation Committee, with the Board’s approval, granted the Chairman of the Board a bonus of $371,666. The bonus is to be paid 20% in common stock of Medbox at $.0621 per share (the share price of the Company’s common stock on the date of grant) for a total grant of 1,196,988 shares, issued under the Medbox, Inc. 2014 Equity Incentive Plan. The remainder is to be paid in cash, including $50,000 which was paid in June and July, with the balance in monthly payments of $30,918 from August 2015 to March 2016.

NOTE 7 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2014, the Company issued four notes payable to PVM International Inc. (“PVMI”), a related party which is 100% owned by a co-founder of the Company, in the amounts of $250,000, $100,000, $500,000, and $375,000. These notes were subsequently partially repaid leaving $284,488 outstanding as of June 30, 2014. On October 17, 2014 the Company entered into an assignment agreement with PVMI through which PVMI assigned all rights and titles for any opened escrow on real estate purchase agreements in San Diego in exchange for a related party notes payable from the Company. As of the signing date the agreement was valued at $190,400 which represented the value of escrow deposits paid by PVMI for eight different real estate agreements. All of the notes and amounts owed under the assignment agreement were repaid in full during the third quarter of 2015.

On March 28, 2014, the Company entered into an agreement with a related party for territory rights in Colorado for $500,000. The agreement has a term of five years and in accordance with the Company’s revenue recognition policy, the revenue will be recognized over the five year term. Approximately $350,000 remains in deferred revenue as of September 30, 2015.

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

MEDBOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – STOCKHOLDER’S EQUITY

Common Stock

Authorized share increase

On June 30, 2015, the Board of Directors of the Company and the holders of a majority of the Company’s voting securities approved by written consent an amendment to the Company’s Articles of Incorporation to increase the authorized number of shares of the Company’s common stock from 100,000,000 shares to 400,000,000 shares, par value of $0.001 per share. The Company’s Board of Directors approved the increase of authorized capital so that it will have sufficient shares of common stock available for issuance upon the conversion or exercise of currently outstanding convertible debt securities and warrants and for future capital raises. The Company filed a Schedule 14C Information Statement regarding the matter submitted to a vote of their security holders with the Securities and Exchange Commission. The increase of authorized capital approved by the stockholders became effective on October 27, 2015.

Change of Control

Effective August 24, 2015, Vincent Chase, Incorporated, which is owned by the former CEO of the Company, cancelled without consideration all of its 2 million shares of Preferred Stock and 3 million shares of Common Stock. As a result of this action, neither VM nor any of its affiliates holds a majority of the voting power of the Company, which to the Company’s knowledge is no longer held by a single person or entity or group thereof.

For common shares which were issued upon conversion of the convertible debentures during the nine months ended September 30, 2015 see Note 5.

During the nine months ended September 30, 2015 the Company issued 1,633,047 shares of its common stock, valued at approximately $365,000 as based on the market price of the common stock on the date of settlement, as a payment of certain accounts payables.

In addition, in January, 2015, the Company issued 206,480 of their common stock upon exercise of the warrants held by various previous owners of VII.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

The Company leases property for its day to day operations and facilities for possible retail dispensary locations and cultivation locations as part of the process of applying for retail dispensary and cultivation licenses.

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

Total rent expense under operating leases for the three months ended September 30, 2015 and 2014 was approximately $90,000 and $53,000, respectively. Rent expense for the nine months ended September 30, 2015 and 2014 was approximately $211,000 and $157,000, respectively.

Retail/Cultivation facility leases

The Company’s business model of acquiring retail dispensary and cultivation licenses often requires us to acquire real estate either through lease arrangements or through purchase agreements in order to secure a possible license. On May 8, 2014, the Company entered into a lease agreement for the Portland dispensary for five years with a monthly payment of $7,400 in order to apply for a license and build-out of a location for a client.

On July 22, 2014 one of the Company’s subsidiaries Medbox Property Investments, Inc., entered into a new lease for a facility which was to be used in the application process for both a dispensary and cultivation facility. The Company paid an initial security deposit of $30,000 and the lease was payable monthly at a rate of $20,000 per month. The lease had a five year term, but was contingent upon

MEDBOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – COMMITMENTS AND CONTINGENCIES, CONTINUED

license approval which allowed for early termination of the lease after January 1, 2015 if the license was not granted. Due to the fact that the Company was unsuccessful in obtaining the license related to the mentioned facility the lease agreement was terminated in November 2014 and the Company forfeited the security deposit.

The following table is a summary of our material contractual lease commitments as of September 30, 2015:

Year Ending	Office Rent	Retail/Cultivation Facility Lease
2015	$66,942	$22,200
2016	245,310	88,800
2017	88,968	88,800
2018	—	88,800
2019	—	29,600
Total	$401,220	$318,200

MEDBOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – COMMITMENTS AND CONTINGENCIES, CONTINUED

Real Estate Commitments

Through December 31, 2014 the Company paid $930,000 either by deposit into twelve escrow accounts or direct payments to sellers, to secure the purchase and/or extend the closing dates on real estate to be used for future retail/cultivation facilities with an aggregate purchase price of $26,830,000. The real estate purchase agreements had closing dates varying between December 1, 2014 and February 10, 2015.

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

During the second quarter of 2014 one of the Company’s subsidiaries entered into a real estate purchase agreement in Washington state. The purchase transaction was closed during the third quarter of 2014 for a total purchase price of $399,594 partially financed by a promissory note for $249,000. The note was due January 30, 2015 and bore interest at twelve percent (12%). The Company did not repay the note on its maturity date, and is therefore is incurring the default interest rate of eighteen percent (18%). The property was classified as Assets held for resale as of December 31, 2014 because the Company’s plan was to sell the property to a third party to hold as a lessor to the operator of the dispensary. (See Note 10, Subsequent Events) On September 30, 2015, the Company, through its subsidiary, entered into an amendment to the Note Payable, whereby the maturity date was extended to April 1, 2017, with the interest at twelve percent (12%).

During the nine months ended September 30, 2015 the Company recovered approximately $105,000 and forfeited approximately $280,000 out of escrow deposits outstanding as of December 31, 2014. As of September 30, 2015 the Company has only one open real estate agreement for a property in San Diego with a purchase price of $875,000 and related outstanding deposit of $15,000

Officers

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

Effective June 30, 2015, Jeffrey Goh, was promoted to President and interim Chief Executive Officer of the Company.

Voting Agreement

On August 21, 2015, Medbox, P. Vincent Mehdizadeh (“VM”), PVM International, Inc., (“PVM”), and Vincent Chase, Incorporated, (“VC”) (VM, PVM and VC, collectively, the “VM Group”) and each member of the Board of Directors of the Company, namely, Ned Siegel, Mitch Lowe and Jennifer Love, entered into a certain Second Amendment to Voting Agreement, dated August 21, 2015 (the “Second Amendment”) amending in certain respects that certain Voting Agreement dated January 21, 2015 among such parties as previously amended by that certain First Amendment to Voting Agreement (the “First Amendment”) dated August 11, 2015 (collectively, the “Voting Agreement”).

Pursuant to the First Amendment, the VM Group previously agreed (i) to extend the Expiration Date of the Voting Agreement from January 20, 2016 to July 20, 2016, provided the Company made certain pre-payments on the remaining $478,877 balance due to PVM on an outstanding promissory note (Note 7), and (ii) to forebear from exercising its rights to appoint a director to the Board of Directors of the Company (under Section 4 of that certain Settlement Agreement dated January 21, 2015 among the Company and the VM Group, the “Settlement Agreement”), until the Expiration Date of the Voting Agreement as extended by the First Amendment.

Pursuant to the Second Amendment, the VM Group and the Company:

(a) further extended the Expiration Date of the Voting Agreement to July 20, 2018,

(b) provided that the Company would make certain accelerated pre-payments on the $328,877 balance under the Note consisting of: (i) three equal payments of principal in the amount of $82,220, together with accrued and unpaid interest, payable on each of August 24, 2015, August 31, 2015 and September 8, 2015, and (ii) one final payment on September 14, 2015 equal to the remaining principal and accrued and unpaid interest due under the Note (the payments have all been paid as of September 30, 2014);

(c) provided that the VM Group would forebear from exercising its right to appoint a director to the Board of Directors of the Company (under Section 4 of that certain Settlement Agreement), until the Expiration Date of the Voting Agreement as extended by the Second Amendment; and

(d) the VM Group executed, that certain Consent of Stockholders of Medbox, Inc. (the “Consent”) approving the following amendments of the Articles of Incorporation (the “Articles”) of the Company:

(i) elimination of the provisions of Section IV of the Articles giving the holders of the Series A Convertible Preferred Stock of the Company (the “Preferred”) disproportionately greater voting rights than the holders of Common Stock and instead providing for the Preferred to have one vote per common share on an as- converted basis voting as a single class with the common shares upon any matter submitted to the stockholders for a vote, and

(ii) to eliminate the provisions of Section V of the Articles providing the holders of a majority of the outstanding shares of Preferred the right to approve any corporate action except for: (1) actions which would adversely alter or change the rights, preferences, privileges or restrictions of the Preferred or increase the authorized number thereof, (2) any changes to the terms of the Preferred; (3) creation of any new class of shares having preferences over or being on a parity with the Preferred as to dividends or

MEDBOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – COMMITMENTS AND CONTINGENCIES, CONTINUED

assets, unless the purpose of creation of such class is, and the proceeds to be derived from the sale and issuance thereof are to be used for, the retirement of all Preferred then outstanding; or, (4) any payment of dividends or other distributions or any redemption or repurchase of options or warrants to purchase stock of the Company, except for repurchases of options or stock issued under an equity incentive plan approved by the Board.

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

On January 21, 2015, Josh Crystal on behalf of himself and of all others similarly situated filed a class action lawsuit in the U.S. District Court for Central District of California against Medbox, Inc., and certain past and present members of the Board (Pejman Medizadeh, Bruce Bedrick, Thomas Iwanskai, Guy Marsala, and C. Douglas Mitchell). The suit alleges that the Company issued materially false and misleading statements regarding its financial results for the fiscal year ended December 31, 2013 and each of the interim financial periods that year. The plaintiff seeks relief of compensatory damages and reasonable costs and expenses or all damages sustained as a result of the wrongdoing. On April 23, 2015, the Court issued an Order consolidating the three related cases in this matter: Crystal v. Medbox, Inc., Gutierrez v. Medbox, Inc., and Donnino v. Medbox, Inc., and appointing a lead plaintiff. On July 27, 2015 Plaintiffs filed a Consolidated Amended Complaint. The Company must file a responsive pleading on or before December 4, 2015. The Company intends to vigorously defend against these suits. Due to the early stages of the suits the Company is unable to determine whether the likelihood of an unfavorable outcome of the dispute is probable or remote, nor can it reasonably estimate a range of potential loss, should the outcome be unfavorable.

On January 18, 2015, Ervin Gutierrez filed a class action lawsuit in the U.S. District Court for the Central District of California. The suit alleges violations of federal securities laws through public announcements and filings that were materially false and misleading when made because they misrepresented and failed to disclose that the Company was recognizing revenue in a manner that violated US GAAP. The plaintiff seeks relief for compensatory damages and reasonable costs and expenses or all damages sustained as a result of the wrongdoing. On April 23, 2015, the Court issued an Order consolidating the three related cases in this matter: Crystal v. Medbox, Inc., Gutierrez v. Medbox, Inc., and Donnino v. Medbox, Inc., and appointing a lead plaintiff. On July 27, 2015 Plaintiffs filed a Consolidated Amended Complaint. The Company must file a responsive pleading on or before December 4, 2015. The Company intends to vigorously defend against this suit. Due to the early stages of the suit the Company is unable to determine whether the likelihood of an unfavorable outcome of the dispute is probable or remote, nor can it reasonably estimate a range of potential loss, should the outcome be unfavorable.

On January 29, 2015, Matthew Donnino filed a class action lawsuit in the U.S. District Court for Central District of California. The suit alleges that the Company issued materially false and misleading statements regarding its financial results for the fiscal year ended December 31, 2013 and each of the interim financial periods that year. The plaintiff seeks relief for compensatory damages and reasonable costs and expenses or all damages sustained as a result of the wrongdoing. On April 23, 2015, the Court issued an Order consolidating the three related cases in this matter: Crystal v. Medbox, Inc., Gutierrez v. Medbox, Inc., and Donnino v. Medbox, Inc., and appointing a lead plaintiff. On July 27, 2015 Plaintiffs filed a Consolidated Amended Complaint. The Company must file a

MEDBOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – COMMITMENTS AND CONTINGENCIES, CONTINUED

responsive pleading on or before December 4, 2015. The Company intends to vigorously defend against this suit. Due to the early stages of the suit the Company is unable to determine whether the likelihood of an unfavorable outcome of the dispute is probable or remote, nor can it reasonably estimate a range of potential loss, should the outcome be unfavorable.

On February 12, 2015, Jennifer Scheffer, derivatively on behalf of Medbox, Guy Marsala, Ned Siegel, Mitchell Lowe and C. Douglas Mitchell filed a lawsuit in the Eighth Judicial District Court of Nevada seeking damages for breaches of fiduciary duty regarding the issuance and dissemination of false and misleading statements and regarding allegedly improper and unfair related party transactions, unjust enrichment and waste of corporate assets. On April 17, 2015, Ned Siegel and Mitchell Lowe filed a Motion to Dismiss. On April 20, 2015, the Company filed a Joinder in the Motion to Dismiss. On July 27, 2015, the Court held a hearing on and granted the Motion to Dismiss without prejudice. Due to the early stages of the suit the Company is unable to determine whether the likelihood of an unfavorable outcome of the dispute is probable or remote, nor can it reasonably estimate a range of potential loss, should the outcome be unfavorable.

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

MEDBOX, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – SUBSEQUENT EVENTS

Share purchase and transfer

On March 5, 2015, Mr. Mehdizadeh announced that an agreement has been executed with Lizada Capital LLC, an investor in the field of legal cannabis products, that would result in the transfer of the majority of Mr. Mehdizadeh’s shares of the Company to that firm. As of September 30, 2015, the prospective buyer has cancelled this agreement.

October 2015 Debentures

On October 14, 2015, the Company issued seven debentures in the aggregate of $2,000,000 to a service provider (the “October 2015 Investor”) as consideration for services previously rendered to the Company on the same terms as the August 14 Debentures and August 14 Purchase Agreement (the “October 2015 Debentures” and “October 2015 Purchase Agreement”, respectively) except that the October 2015 Purchase Agreement does not provide for registration rights to the October 2015 Investor with regard to the shares underlying the October 2015 Debentures. The service provider has agreed with the Company not to convert the October 2015 Debentures for any amount in excess of fees payable for services previously rendered to the Company at the time of conversion. To the extent that the sale of shares underlying the October 2015 Debentures do not satisfy outstanding amounts payable to the service provider, such amounts will remain payable to the service provider by the Company.

Lease

On October 14, 2015, one of the Company’s subsidiaries entered into a lease regarding a property in Washington state (Note 9). The lease has a five year term, with monthly lease payments of $2,500. The property had been classified as Asset held for resale during previous periods, but as management’s plans regarding the property have changed, as evidenced by the subsequent period lease, it was reclassified as Property and equipment as of September 30, 2015.

Settlements

As disclosed in Note 9, class actions and derivative lawsuits were filed against and purportedly on behalf of the Company captioned (1) Josh Crystal v. Medbox, Inc., et al., in the U.S. District Court for Central District of California; (2) Matthew Donnino v. Medbox, Inc., et al., in the U.S. District Court for Central District of California; (3) Ervin Gutierrez v. Medbox, Inc., et al., in the U.S. District Court for Central District of California; (4) Mike Jones v. Guy Marsala, et al., in the U.S. District Court for Central District of California; (5) Jennifer Scheffer v. P. Vincent Mehdizadeh, et al., in the Eighth Judicial District Court of Nevada; (6) Kimberly Y. Freeman v. Pejman Vincent Mehdizadeh, et al., in the Eighth Judicial District Court of Nevada; (7) Tyler Gray v. Pejman Vincent Mehdizadeh, et al., in the U.S. District Court for the District of Nevada; (8) Robert J. Calabrese v. Ned L. Siegel, et al., in the U.S. District Court for the District of Nevada; (9) Patricia des Groseilliers v. Pejman Vincent Mehdizadeh, et al., in the U.S. District Court for the District of Nevada; (10) Michael A. Glinter v. Pejman Vincent Mehdizadeh, et al., in the Superior Court of the State of California for the County of Los Angeles. The complaints named as defendants the Company, prior and current members of the board of directors of the Company, and prior and current officers of the Company. The complaints alleged that the Company issued materially false and misleading statements regarding its financial results for the fiscal years ended December 31, 2012 and December 31, 2013 and each of the interim financial periods during those years and for each of the first three interim financial periods for the fiscal year ended 2014. The derivative lawsuits alleged breach of fiduciary duties, unjust enrichment, waste of corporate assets, abuse of control, and breach of duty of honest services.

On October 16, 2015, solely to avoid the costs, risks, and uncertainties inherent in litigation, the parties to the class actions and derivative lawsuits entered into settlements, that collectively effect a global settlement of all claims asserted in the class actions and the derivative actions. The global settlement provides, among other things, for the release and dismissal of all asserted claims. The global settlement is contingent on final court approval, respectively, of the settlements of the class actions and derivative actions. As a result of amounts already reflected in the Company’s financial statements, and the coverage by the Company’s insurance carrier, the final terms of the settlements are not expected to have a material adverse effect on the Company’s financial position or results of operations.

Board of Directors appointment

On October 15, 2015, Jeff Goh, 51, President and Interim Chief Executive Officer of the Company was elected to the board of directors of the Company.

The Farm Operating Agreement

On November 4, 2015, the Company signed an operating agreement with an independent contractor to perform cultivating services at the Farm. The independent operator will receive 10% of the profits of the Farm, after deduction of direct expenses. The term of the agreement is five years from the date of the agreement, with the parties permitted to extend the term through mutual agreement by successive two year terms.

New Litigation

On October 27, 2015, Richard Merritts, derivatively and on behalf of nominal defendant Medbox, Inc., filed a suit in the Superior Court of the State of California for the County of Los Angeles against the Board and certain executive officers (Guy Marsala, J. Mitchell Lowe, Ned Siegel, Jennifer S. Love, C. Douglas Mitchell, Pejman Vincent Mehdizadeh, Matthew Feinstein, Bruce Bedrick, Jeff Goh, and Thomas Iwanski). The suit alleges breach of fiduciary duties by the defendants. Relief is sought awarding damages resulting from breach of fiduciary duty and to direct the Company and the defendants to take all necessary actions to reform and improve its corporate governance and internal procedures to comply with applicable law. Merritts’ lawsuit has not been served.

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

Examples of forward-looking statements include, but are not limited to, statements regarding our proposed services, market opportunities and acceptance, expectations for revenues, cash flows and financial performance, and intentions for the future. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” in the Company’s Form 10K for the year ended December 31, 2014, filed with the Securities and Exchange Commission (the “SEC”) on March 26, 2015, the Company’s amended Form S-1A filed on May 22, 2015 and the Company’s Form S-1 filed on October 22, 2015. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Quarterly Report on Form 10-Q will in fact be accurate. Further, we do not undertake any obligation to publicly update any forward-looking statements, except as may be required under applicable securities laws. As a result, you should not place undue reliance on these forward-looking statements

Overview

Our business includes contracting with clients for our services and the sale of cannabis-related products such as our lines of tabletop and portable medical vaporizers. Our clients currently operate or plan to establish dispensaries for the sale of marijuana for medical use or retail operations for the sale of marijuana for recreational use or cultivation centers for the cultivation of marijuana, in those states where approved.

We began our business model with entering into one-time consulting agreements to help our clients obtain a license to sell or cultivate marijuana and to assist them with the build out of a location for their business, including the sale to the client of a Medbox dispensing system, pursuant to a consulting agreement that we refer to as our “Turn-Key Business Establishment Agreement”. Historically, we have generated revenue from various sources on a “one-time basis” for services that we provide to clients in helping them create, license, build out and open dispensaries and cultivation centers. We are now transitioning to a recurring revenue model as described below.

Under our new business model, we seek to obtain licenses to operate dispensaries, cultivation centers and manufacturing facilities with the licenses held by Medbox or an affiliated company. We contract with unaffiliated third-party operators to manage the day-to-day operations of cultivation centers, dispensaries and manufacturing facilities we develop and assign them the rights to manage and operate the dispensary in exchange for a percentage of operating income or a fixed fee based on applicable state law. We also provide ongoing consulting services, for which we receive recurring revenues. We also sell portable and tabletop vaporizers and accessories under the Vaporfection brand name. In the third quarter of 2015, we began to sell a portable line of vaporizers called miVape in the market place.

In 2014, we arranged for the submission of 36 license applications in five states on behalf of clients. We have obtained 5 licenses or registrations in the States of Oregon, Illinois, Washington and California for or on behalf of clients or for potential clients. We intend to retain the management rights for these locations and will seek to assign the rights to third parties for a fee. Most of the current dispensary and cultivation sites are expected to begin conducting business in 2015 and 2016. We are also currently in discussions with third-party license holders that operate dispensaries and cultivation centers to provide them consulting, training, compliance and regulatory support.

We are party to a master lease Portland, OR that we lease to an operator of a dispensary. We also own 320 acres in the greater Pueblo, CO area and have engaged an independent farmer to cultivate hemp on the site. We are in escrow (with a planned closing for on or about December 1, 2015) for a dispensary site in San Diego to be operated by an independent operator.

We are planning to build a consistent, predictable and valuable revenue model based upon our knowledge and expertise in the regulation of the cannabis industry and by helping our clients function efficiently in a developing industry. State and local laws regarding the operations of dispensaries, retail centers and cultivation centers for marijuana vary. In states where revenue sharing with cannabis companies is permissible, our business structure will revolve around charging fees based upon a percentage of operating income, as defined in the business contract, generated from our clients’ businesses. In states where revenue sharing is not permissible, agreements that we enter into with our clients will provide for fee-for-service arrangements on a “cost-plus” basis.

About Our New Business Model

In March 2014, Medbox formed an affiliated company, Allied Patient Care, Inc., to apply for a license to operate a medical marijuana dispensary in the Portland, OR area. Allied Patient Care, Inc., is a non-profit entity incorporated under Oregon law and controlled by an independent contractor who has signed an independent contractor agreement with Medbox. Medbox paid for the costs to obtain the license and those expenses were recognized as inventory in our December 31, 2013 and December 31, 2012 consolidated financial statements reflected in our Form 10 both before and after restatements that were filed with the SEC in our Amendment No. 3 to Form 10 on March 11, 2015. The costs remained in inventory after the restatement because Medbox had, by the time of the restatement, obtained the license and secured a location for the dispensary.

In order to assure the City of Portland that the dispensary would be operated in a suitable area, on May 7, 2014 Medbox leased an approximately 9,730 square foot facility in the City of Portland. The lease provides for a term of 5 years, through May 7, 2019, and Medbox pays $7,400 per month as rent for the master lease for the facility. In July, 2014, Allied Patient Care was granted a license from the Oregon Health Authority to operate a medical marijuana dispensary in Portland, OR at the site leased by Medbox. Medbox then completed tenant improvements to build out the dispensary in the leased space. The tenant improvements were recorded as deferred costs on the consolidated balance sheet of Medbox and will be amortized proportionately to the recognition of revenue.

In April 2015, Medbox signed an Operator Agreement (the “Agreement”) with an independent operator to manage and operate the dispensary in Portland. The term of the Agreement is for five years with an option to extend the term for an additional five years at the discretion of the operator.

The operator’s responsibilities under the Agreement include: the hiring and supervision of all the employees of the dispensary operation, establishing prices for products sold at the dispensary, purchasing of all inventory, establishing and revising policies and procedures, receiving, holding and disbursing funds, maintaining bank accounts and making payments on accounts payable and fees, and collections of accounts receivable, and arranging for sales and marketing. Medbox is making the leased facility available to the operator pursuant to a sublease with a 5-year term beginning May 1, 2015, under which the operator will pay rent of $8,000 per month to Medbox. Medbox is sub-licensing its license for the operations of the dispensary to the independent operator in exchange for a procurement fee of $400,000 and the payment of a percentage of the operating profits of the dispensary during the term of the Agreement. Upon execution and delivery of the Agreement, the independent operator paid $50,000 of the procurement fee with the remaining $350,000 to be paid monthly in the amount of gross receipts less payroll and costs of inventories. The $350,000 was evidenced by a note between the operator and the Company. If the procurement fees are not paid within six months, the payment terms become a minimum monthly payment of $5,000. An annual licensor fee of five percent (5%) of the annual gross profit of the dispensary is to commence after the procurement fee is paid in full. These license fee payments are to be made within twenty days of the close of each monthly accounting period, with a true-up at year end.

Upon the closing of the Agreement, the Company recognized the $400,000 procurement fee as Deferred Revenue, because not all services required under the Agreement had been rendered by the Company. As of June 30, 2015, the Company determined it was not assured of the timing of the collectability of the note and set up an allowance in the amount of $350,000 for the note, and has reduced the Deferred Revenue by the same amount, to a remaining balance of Deferred Revenue of $50,000.

Based on the responsibilities of the independent operator as set forth in the Agreement, and detailed above, the Company has determined that it does not hold a controlling financial interest in the dispensary and is not the primary beneficiary, and, therefore, the Company is not consolidating the Dispensary in its financial statements.

Revenue Recognition

The Company will recognize revenue pursuant to the foregoing transaction when it is realized or realizable and earned. The Agreement evidences that an arrangement exists, and that the price is fixed or determinable. Services are rendered each month as the operator leases the dispensary and operates as sub-licensee under the license from the Oregon Health Authority. Each period, the Company will evaluate whether collectability is reasonably assured. The Company will recognize the deferred revenue as the amounts due on the note are received, at which time collectability is reasonably assured. The Company will recognize revenue after the procurement fee is paid in full, when it receives the accounting report from the independent operator at the end of each monthly period, provided collection is reasonably assured. Medbox has not yet recognized any revenue under the Agreement because the sales volume from the continuing operations has not yet reached a level to allow the operator to make payments against the procurement fee. Medbox did receive and recognize rental income from the sublease of $8,000 per month for the months April to July 2015 and, correspondingly, recorded rent expense of $7,400 per month under the master lease.

Medbox is currently in negotiations to terminate the Agreement, and it is expected that the Agreement will end in the fourth quarter of 2015. Medbox plans to immediately engage a new independent operator to operate the day-to-day operations of the Portland dispensary. It is anticipated that the Company will enter into a new agreement which will call for the independent operator to pay a fixed percentage of revenue to Medbox for the sub-licensing of the license as well as monthly rent under a new sublease. It is also anticipated that Medbox will recognize revenue each month based on its percentage of revenue due from the new operator under the new agreement, provided that the collection of the fee is reasonably assured, along with sublease rental income to be earned monthly.

Farm Transaction

In July 2015, Medbox closed on the acquisition of a 320 acre farm near Pueblo, CO (the “Farm”). Medbox plans to use this property to:

•	Cultivate and process hemp

•	Store water for municipal uses

•	Excavate and sell aggregate

The Farm may be used to cultivate and process cannabis in the future depending on how laws and regulations evolve in Pueblo and other municipalities in the State of Colorado.

For the cultivation of hemp, Medbox plans to clear the land, install greenhouses and other farming structures and equipment and to provide irrigation, with the cost of the improvements recorded on the consolidated balance sheet of Medbox and depreciated over their useful lives. Medbox has already obtained a license from the Colorado Department of Agriculture to cultivate hemp on the Farm.

On November 4, 2015, Medbox engaged an independent operator to plant the hemp seeds, cultivate and irrigate the crop, harvest the crop and process the end product. The term of the engagement is for five years, with the opportunity to renew for successive, two year terms, if agreed by the parties. The independent operator will receive 10% of the profits of the Farm, after deduction of direct expenses. The first crops are expected to be harvested and processed in the first half of 2016. Multiple crop cycles are expected each year beginning in 2016.

Water storage and aggregate excavation are long-term possible uses for the Farm. Medbox has not begun active planning to exploit the water and aggregate resources on the Farm. It is anticipated that planning for water and aggregate development will begin in late 2016 or 2017, with related accounting policies developed concurrently with project planning.

Comparison of the three months ended September 30, 2015 and 2014

The Company reported a condensed consolidated net loss of approximately $9,292,000, for the three months ended September 30, 2015 and approximately $3,797,000 for the three months ended September 30, 2014. The increase in net loss of approximately $5,495,000 was primarily due to increases in the change in fair value of the derivative liabilities, the amortization of the debt discount and financing costs. The additional increase in general and administrative expenses was partially offset by a decrease in cost of revenues. The Company is in the process of modifying its business model to provide ongoing management and support services for clients so that contracts that we enter into will provide recurring revenue. During this transition period to our new business model, expenses to secure new contracts and licenses are incurred and revenue is deferred principally until new licenses are obtained and new dispensaries and cultivation centers begin operating.

Revenue

Total revenue for the three months ended September 30, 2015, consisted of amounts of deferred revenue which were recognized in the current period for consulting agreements and the sale of territory rights to a related party, as well as revenue from sales of vaporizers and accessories of the Company’s subsidiary Vaporfection International, Inc. (“VII”).

The revenue for the three months ended September 30, 2015 and 2014 increased by approximately $141,000 due to increased recognition of deferred revenue of $151,000 due to completion of obligations to clients along with introduction of our new portable vaporizers which led to an increase in sales of approximately $66,000. In the second quarter of 2015 the Company began receiving rental income under a sublease which increased the third quarter revenue with $16,000 for the quarter. There was no corresponding rental income in the second quarter of 2014. This was offset by approximately $92,000 in referral fees recognized in 2014; there was no corresponding referral revenue for 2015.

Cost of revenue

Cost of revenues decreased approximately $1,157,000 in the third quarter of 2015 as compared to the same period in 2014. The decrease was primarily due to the decrease in new market development costs. In addition, during the third quarter of 2014, the Company recorded an inventory write-down for slow moving inventory of vaporizers and incurred charges from escrow deposits, which did not recur in the third quarter of 2015. These decreases were partially offset by an additional charge in the third quarter of 2015 to write off deposits paid to the Company’s supplier, who filed for bankruptcy.

On May 4, 2015, AVT, Inc., a manufacturing partner of the Company announced that it had commenced a voluntary filing for restructuring and court protection under Chapter 11 of the United States Bankruptcy Code. Additionally, during the second quarter of 2015, the Company completed a strategic review of the Medbox machines and concluded that the machines would have a reduced role in future marketing and sales efforts. As a result of the strategic review, the Company evaluated the inventory and the related deposits in connection with reduced demand and strategic shift and concluded a write down of both assets was required. The bankruptcy of AVT, Inc. further complicated the process to convert the inventory and advances to cash and, therefore, was an additional factor in the decision to write down the inventory and record a valuation reserve against the deposits. Accordingly, during the second quarter of 2015, the Company evaluated the realizability of the dispensing machines and deposits, and wrote the inventory down by approximately $61,000 to an estimated net realizable value of $110,000 and recorded a valuation reserve against the deposits of approximately $100,000 resulting in net deposits of approximately $33,000. During the three months ended September 30, 2015, the Company ended negotiations with the supplier and bankruptcy counsel advised that collection of deposits and availability of inventory from the supplier was unlikely. Accordingly, the remaining deposit and inventory valued at $143,000 were written off.

During the third quarter of 2015, new market development costs decreased by approximately $710,000 as compared to the same period in 2014. New market development costs consist of costs incurred in new markets prior to securing a location and obtaining a license for new dispensary or cultivation facilities. During the three months ended September 30, 2015, the costs of developing the new markets in San Diego, Illinois, Washington and Nevada were approximately $361,000 compared to costs of approximately $1,070,000 for the third quarter of 2014. While the locations related to the new market development costs are the same for both periods, the costs incurred were higher in the third quarter of 2014 because of front-loaded costs in the development cycle which include initial application costs, research costs and legal and zoning work.

During the third quarter of 2014, the Company recorded an approximately $329,000 write down of slow moving, older models of vaporizer inventory; there was no corresponding write down during 2015.

During 2014, the Company entered into numerous real estate contracts to secure locations in connection with the licensing process. The contracts allow the Company to demonstrate to licensing authorities that the locations are available for use as a dispensary or cultivation location. The contracts are generally structured with an escrow deposit, a deferred closing until a license is granted and periodic withdrawals from the deposit to compensate the seller for holding the property off the market in escrow during the pendency of the license application. The periodic transfers out of escrow to the seller are in some cases credited towards the purchase price of the real estate but in most cases represent charges in lieu of rent. The charges in lieu of rent and other non-refundable charges paid to real estate sellers were recorded as expense in the statement of operations in the amount of approximately $296,000 for the three months ended September 30, 2014, compared to approximately $40,000 during the same period of 2015, a decrease of approximately $256,000.

Rental expense on the master lease for the Portland sublease income described above was $22,200.

Operating Expenses

Operating expenses consist of all other costs incurred during the period other than cost of revenue. The Company incurred approximately $3,610,000 in operating expenses for the three months ended September 30, 2015 compared to approximately $2,365,000 for the three months ended September 30, 2014. The increase of approximately $1,245,000 was primarily due to the increase in general and administrative expenses of $1,522,000.

Sales and Marketing expenses

Sales and marketing expenses include employee costs, outside services for sales and marketing consultants, lobbying costs, travel and entertainment and sales lead generation. Sales and marketing costs decreased by approximately $215,000 in the third quarter of 2015 compared to the same period of 2014 primarily due to a non-recurring marketing expense in the third quarter of 2014 for the San Diego market of approximately $150,000 and a decrease in employee costs of approximately $43,000.

Research and development expenses

Research and development expenses for the third quarter of 2014 in the amount of approximately $62,000 consists of engineering work done on the software enhancements of the Medbox, additional research on vaporizers, and patent related expenses. There were no similar expenses during the same period of 2015.

General and administrative

General and administrative expenses include salary costs, including stock based compensation, professional costs, including the costs associated with being a public company and consultants, rent and other costs. The expenses incurred during the three month periods ended September 30, 2015 and 2014 are summarized and described below:

Change in,	For the three months ended September, 30 2015	For the three months ended September, 30 2014	Increase (Decrease)
Salary and related:
Employee costs and bonuses	$208,883	$108,754	$100,129
Payroll fees	32,168	24,213	7,955
Stock based compensation	1,039,173	1,031,640	7,533

Subtotal salary and related	1,280,224	1,164,607	115,617
Professional costs:
Costs of being public	753,362	99,078	654,284
Fund raising consultants	8,500	50,833	(42,333)
Legal costs	892,106	112,766	779,340
Professional accounting and audit services	48,184	41,313	6,871
Independent contractors costs	155,427	97,119	58,308
Management fee - Vincent Chase, Inc.	—	75,000	(75,000)

Subtotal professional costs	1,857,579	476,109	1,381,470
Rent expense	70,181	59,057	11,124
Other:
Insurance	165,627	43,469	122,158
Travels, meetings and conferences	63,665	17,412	46,253
Bad debt	—	123,600	(123,600)
Other (sum of smaller accounts)	68,753	100,049	(31,296)

Subtotal other	298,045	284,530	13,515

Total general and administrative	$3,506,029	$1,984,303	$1,521,726

Salary costs

During the third quarter of 2014, the Company introduced a new stock compensation plan to attract new talent to the Board of Directors and the management team which added approximately $1,000,000 in stock compensation expense for each of the quarters ended September 30, 2014 and 2015.

Employee costs and bonuses increased due to the addition of the full time CFO in October 2014 along with a Senior VP of Operations and Government relations and a Senior VP of Business Development in 2015 to lead the growth and development of the business.

Professional costs

Legal costs increased during the three months ended September 30, 2015 as compared to the same period in 2014, mainly as the Company dealt with more general corporate legal matters, including the costs to defend the legal actions and shareholders law suits brought against the Company, assist the Company with contracting and to provide general corporate counsel.

Costs of being public include legal fees for our Securities and Exchange Commission counsel, filing fees, independent directors fees and bonuses and investor relations costs. During the three months ended September 30, 2015, these amounts increased as compared to the same period of the previous year due to our registration statement on Form S-1 filed with the SEC on October 16, 2015, our form 14C Information Statement, informing our shareholders of an amendment to our charter to increase authorized stock filed on September 24, 2015, our August 2015 convertible note financing, modifications to convertible debenture loan agreements and related filings, director’s bonus, and additional SEC compliance.

Rent

The Company moved to new offices in Los Angeles, CA in April 2015 to reduce occupancy costs. Rent expense increased over the third quarter of 2014 due to the fact that the previously occupied office space in West Hollywood was only partially subleased. The sublease on the new office has a term of 18 months and with monthly rent of approximately $7,500. The Company plans to sublease the office in West Hollywood, CA and continues to accrue rent expense while the space is being marketed.

Other costs

Other expense increased mostly due to new increased costs of approximately $122,000 for directors’ and officers’ liability coverage. In addition, the Company’s development of the newly acquired farm in Colorado and other markets led to an increase in travel of $46,000 for three months ended September 30, 2015 compared to the same period of 2014.

During the third quarter of 2014, the Company identified past due accounts receivable as doubtful for collection and recorded bad debt expense of $123,600. There were no similar events during the third quarter of 2015.

Other Income (Expense)

Other income (expense) includes the financing costs associated with the issuance of our July 2014 convertible debenture, September 2014 convertible debenture, and August 2015 convertible debentures, including the amortization of the debt discount and the change in fair value of the derivative liability. As disclosed in Note 5 of the accompanying financial statements, the reset provision for the subsequent sale of any dilutive issuance at a lower sale or exercise price than the then current conversion price results for accounting purposes as a liability being recognized for the fair value of the derivative. This derivative is remeasured each period end, with the change in fair value for the three months ending September 30, 2015 of approximately $2,544,000 of expense being recognized in Other income (expense). This derivative also results in a debt discount for the initial fair value recognized for the derivative. The debt discount also includes the fair value of the warrants issued in connection with the convertible debentures. This debt discount is amortized over the life of the convertible debenture, or until conversion if earlier, which amounted to approximately $2,072,000 of amortization expense for the three months ended September 30, 2015. Additionally, the current quarter closings of convertible debentures resulted in the calculated fair value of the conversion feature and the warrants being greater than the face amounts of the debt by approximately $522,000, with this excess amount being immediately expensed as Financing costs.

Interest expense for the stated interest on our convertible debentures incurred in the three months ended September 30, 2015 amounted to approximately $135,000. During the three months ended September 30, 2015 the Company incurred interest expense of approximately $35,000 related to notes for the purchase of the land in Colorado, which closed in the third quarter of 2015 and approximately $22,000 related to the promissory note issued in relation to the purchase of property in Washington State.

Comparison of the nine months ended September 30, 2015 and 2014

The Company reported a condensed consolidated net loss of approximately $25,120,000, for the nine months ended September 30, 2015 and approximately $6,803,000 for the nine months ended September 30, 2014. The increase in net loss of approximately $18,317,000 was primarily due to increases in general and administrative expenses, the amortization of the debt discount and financing costs, offset by a decrease in costs of revenue. The Company is in the process of modifying its business model to provide ongoing management and support services for clients so that contracts we enter into with clients would provide recurring revenue. During this transition period to our new business model, expenses to secure new contracts and licenses are incurred and revenue is deferred principally until new licenses are obtained and new dispensaries and cultivation centers begin operating.

Operating expenses increased for the nine months ended September 30, 2015 compared to the same period of 2014 mainly due to the introduction during the third quarter of 2014 of a new stock compensation plan to attract new talent to the Board of Directors and the management team which added to operating costs stock compensation expense of approximately $4,300,000 for the current period. Other causes of operating expense increases were increased legal expense to defend shareholder’s suits, assist the Company with contracting and to provide general corporate counsel of approximately $2,001,000 and public company expenses including the professional fees for restatements, Registration Statement and periodic filings with the SEC of approximately $1,488,000.

Revenue

Total revenue consisted of deferred revenue which was recognized in the current period for consulting agreements, sale of territory rights to a related party and revenue from sales of vaporizers and accessories of the Company’s subsidiary Vaporfection International, Inc. (“VII”).

The revenue for the nine months ended September 30, 2015 and 2014 decreased by approximately $59,000 due to non-recurring 2014 transactions including $175,000 for sale of management rights in one Arizona location and approximately $190,000 in referral fees. There were no similar transactions in 2015. During the nine months ended September 30, 2015, we recorded an increase of approximately $131,000 in consulting revenue due to recognition of deferred revenue from completion of obligations to clients along with an increase of approximately $58,000 in vaporizer and accessories sales due to introduction of our new portable vaporizers. Also, during the nine months ended September 30, 2015, the Company received rental income of $32,000 under a sublease; there was no corresponding rental income in the same period of 2014.

Allowances and refunds

During the first nine months of 2014, the Company recorded an allowance for refunds of $60,000 for San Diego clients. There were no corresponding transactions during the same period of 2015.

Cost of revenue

Cost of revenues decreased approximately $1,654,000 for the nine months ended September 30, 2015 as compared to the same period of 2014. The decrease was primarily due to the decrease in new market development costs. In addition, during the third quarter of 2014, the Company recorded an inventory write-down for slow moving inventory of vaporizers, which did not recur in the third quarter of 2015. These decreases were partially offset by an additional charge in the third quarter of 2015 to write off deposits paid to the Company’s supplier who filed for bankruptcy.

On May 4, 2015, AVT, Inc., a manufacturing partner of the Company announced that it had commenced a voluntary filing for restructuring and court protection under Chapter 11 of the United States Bankruptcy Code. Additionally, during the second quarter of 2015, the Company completed a strategic review of the Medbox machines and concluded that the machines would have a reduced role in future marketing and sales efforts. As a result of the strategic review, the Company evaluated the inventory and the related deposits in connection with reduced demand and strategic shift and concluded a write down of both assets was required. The bankruptcy of AVT, Inc. further complicated the process to convert the inventory and advances to cash and, therefore was an additional factor in the decision to write down the inventory and record a valuation reserve against the deposits. Accordingly, during the second quarter of 2015 the Company evaluated the realizability of the dispensing machines and deposits, and wrote the inventory down by approximately $61,000 to an estimated net realizable value of $110,000 and recorded a valuation reserve against the deposits of approximately $293,000 resulting in net deposits of $33,000. During the three months ended September 30, 2015 the Company ended negotiations with the supplier and bankruptcy counsel advised that collection of deposits and availability of inventory from the supplier was unlikely. Accordingly, the remaining deposit and inventory valued at $143,000 were written off.

During the first nine months of 2015 new market development costs decreased by approximately $1,539,000 compared to the same period of 2014. Cost of inventory for the nine months ended September 30, 2014 includes the cost of one property sold with the balance consisting of costs to develop markets in San Diego, Illinois, Washington, Nevada. New market development costs consist of costs incurred in new markets prior to securing a location and obtaining a license for new dispensary or cultivation facilities in the state. While the locations related to the new market development costs are the same for both comparable periods, the costs incurred were higher in the first nine months of 2014 because of front-loaded costs in the development cycle which include initial application costs, research costs and legal and zoning work.

During the nine months ended September 30, 2014, the Company recorded approximately $329,000 for the write down of slow moving, older models of vaporizer inventory; there was no corresponding write down during 2015.

Rental expense on the Portland master lease for the sublease income described above was $37,000.

Operating Expenses

Operating expenses consist of all other costs incurred during the period other than cost of revenue. The Company incurred approximately $13,069,905 in operating expenses for the nine months ended September 30, 2015 compared to approximately $4,069,000 for the nine months ended September 30, 2014. The increase of approximately $9,001,000 was primarily due to the increase in general and administrative expenses of $9,444,000 slightly offset by a decrease in sales and marketing expenses of $307,000.

Sales and Marketing expenses

Sales and marketing expenses include employee costs, outside services for sales and marketing consultants, lobbying costs, travel and entertainment and sales lead generation. The Company incurred approximately $442,000 and $749,000 in sales and marketing expenses for the nine months ended September 30, 2015 and 2014, respectively. The decrease of approximately $307,000 was primarily due to a decrease of $222,000 in marketing expense which was principally due to a non-recurring marketing expense during the third quarter of 2014 for the San Diego market of approximately $150,000 and a decrease of approximately $107,000 in lobbying expense as the Company focused on developing specific opportunities as opposed to opening new markets and finding new sites.

Research and development expenses

Research and development expenses of approximately $137,000 incurred during the nine months ended September 30, 2014 consisted of engineering work done on the software enhancements of the Medbox, additional research on vaporizers, and patent related expenses. There were no similar expenses during the same period of 2015.

General and administrative

General and administrative expenses include salary costs, including stock based compensation, professional costs, including the costs associated with being a public company and consultants, rent and other costs. The expenses incurred during the nine months ended September 30, 2015 and 2014 are summarized and described below:

Change in,	For the nine months ended September, 30 2015	For the nine months ended September, 30 2014	Increase (Decrease)
Salary and related:
Employee costs and bonuses	$670,559	230,996	$439,563
Payroll fees	89,283	68,383	20,900
Stock based compensation	5,331,382	1,031,640	4,299,742

Subtotal salary and related	6,091,224	1,331,019	4,760,205
Professional costs:
Costs of being public	1,747,190	259,652	1,487,538
Fund raising consultants	64,601	63,333	1,268
Legal costs	2,269,456	268,334	2,001,122
Settlements expenses related to executive separation	514,597	—	514,597
Lobbying costs	—	22,700	(22,700)
Professional accounting and audit services	638,363	117,158	521,205
Independent contractors costs	215,702	241,098	(25,396)
Management fee - Vincent Chase, Inc.	—	150,000	(150,000)

Subtotal professional costs	5,449,909	1,122,275	4,327,634
Rent expense	180,729	172,679	8,050
Other:
Insurance	457,063	106,969	350,094
Travels, meetings and conferences	156,177	31,874	124,303
Bad debt	—	148,600	(148,600)
Other (sum of smaller accounts)	292,542	269,966	22,576

Subtotal other	905,782	557,409	348,373

Total general and administrative	$12,627,644	$3,183,382	$9,444,262

Salary costs

During the third quarter of 2014, the Company introduced a new stock compensation plan to attract new talent to the Board of Directors and the management team which added approximately $4,299,000 in stock compensation expense in the first nine months of 2015 as compared to the same period of the previous year.

Employee costs and bonuses increased due to the addition of the full time CFO in October 2014 along with a Senior VP of Operations and Government relations and a Senior VP of Business Development in 2015 to lead the growth and development of the business.

Professional costs

Legal costs increased during the nine months ended September 30, 2015 over 2014, mainly as the Company dealt with more general corporate legal matters, including the costs to defend the legal actions and shareholders law suits brought against the Company, assist the Company with contracting and to provide general corporate counsel. During the second quarter of 2015 the Company’s recorded a liability to indemnify its former CEO Dr. Bruce Bedrick for legal expenses in the amount of approximately $430,000 principally in connection with shareholders law suits.

Costs of being public include legal fees for our Securities and Exchange Commission counsel, filing fees, independent directors’ fees and bonuses and investor relations costs. During the nine months ended September 30, 2015, these amounts increased as compared to the same period of the previous year caused by preparation of our restated financial statements in 2015 (as discussed in Note 19 to our financial statements for the year ended December 31, 2014 included in our Form 10K filed with the SEC on March 26, 2015), registration statement on Form S-1 filed with the SEC on April 9, 2015 which became effective on June 11, 2015, a second Form S-1, filed with the SEC on October 16, 2015, which has not yet become effective, a Form 14C shareholder information statement filed on September 24, 2015, modifications to convertible debenture loan agreements and related filings, director’s bonus, and additional SEC compliance. In addition of the aforementioned reasons, the Company incurred an increase of $521,000 in professional accounting and audit service. These costs in 2015 mainly include the independent registered accounting firm and independent consultants in relation to the restatements of the previous years ended December 31, 2013 and 2012, and the interim periods, as well as the audit for the year ended December 31, 2014 and registration statements on Form S-1 and amendments thereto and the form 14C.

Settlements expense of approximately $515,000 includes the severance payments and related costs payable to Guy Marsala, former CEO of the Company in addition to approximately $335,000 for stock options issued in connection with his separation agreement.

Rent

The Company moved to new offices in Los Angeles, CA in April 2015 to reduce occupancy costs. Rent expense increased over the first nine months of 2014 due to the fact that the previously occupied office space in West Hollywood was only partially subleased. The sublease on the new office has a term of 18 months and with monthly rent of approximately $7,500. The Company plans to sublease the office in West Hollywood, CA and continues to accrue rent expense while the space is being marketed.

Other costs

Other expense increased mostly due to new increased costs of approximately $350,000 for directors’ and officers’ liability coverage. In addition, the Company’s participation in multiple professional tradeshows and investor conferences and development of the newly acquired farm in Colorado and other markets led to an increase in travel expenses of approximately $124,000 for the nine months ended September 30, 2015 compared to the same period of 2014.

During the third quarter of 2014, the Company identified past due accounts receivable as doubtful for collection and recorded bad debt expense of $148,600. There were no similar events during the third quarter of 2015.

Other Income (Expense)

Other income (expense) includes the financing costs associated with the issuance of our July 2014 convertible debenture, September 2014 convertible debenture, and August 2015 convertible debentures, including the amortization of the debt discount and the change in fair value of the derivative liability. As disclosed in Note 5 of the accompanying financial statements, the reset provision for the subsequent sale of any dilutive issuance at a lower sale or exercise price than the then current conversion price results for accounting purposes as a liability being recognized for the fair value of the derivative. This derivative is remeasured each period end, with the change in fair value for the nine months ended September 30, 2015 of approximately $509,000 of income being recognized in Other income (expense). This derivative also results in a debt discount for the initial fair value recognized for the derivative. The debt discount also includes the fair value of the warrants issued in connection with the convertible debentures. This debt discount is amortized as Other expense over the life of the convertible debenture, or until conversion if earlier, which amounted to approximately $8,122,000 of amortization expense for the nine months ended September 30, 2015. Additionally, the convertible debenture closings during the first nine months of 2015 resulted in the calculated fair value of the conversion feature and warrants being greater than the face amounts of the debt by approximately $2,822,000, with this excess amount being immediately expensed as Financing costs.

Interest expense for the stated interest on our convertible debentures incurred for the nine months ended September 30, 2015 amounted to approximately $302,000. In the January 30, 2015 amendment to the July 2014 and September 2014 debentures (see Note 5 in accompanying financial statements) the payment schedule was amended to no longer require amortization payments. In connection with the amortization payments, there was a 30% premium which was recognized as accrued interest until such time as the payments were scheduled to be paid. As the amendment removed the amortization payments, this 30% accrued interest will no longer be settled, and, therefore, approximately $100,000 in accrued interest has been reversed. In addition, the Company incurred approximately $43,000 of interest on the promissory note issued in relation to the purchase of property in Washington State and approximately $35,000 of interest related to notes for the purchase of the land in Colorado. All of the above resulted in interest expense (including immaterial other amounts of interest expense) of approximately $289,000 for the nine months ended September 30, 2015.

Also during the second quarter of 2015 the Company recorded $75,000 in other income due to recovery of previously written off accounts receivable.

Liquidity and Capital Resources

As of September 30, 2015, the Company had cash on hand of approximately $347,000 compared to approximately $101,000 at December 31, 2014.

Cash Flow

During the nine months ended September 30, 2015 cash was primarily used to fund operations and pursue license application processes.

	For the nine months ended September 30,
Cash flow	2015	2014
Net cash used in operating activities	$(6,124,372)	$(4,651,145)
Net cash used in investing activities	(583,754)	(713,759)
Net cash provided by financing activities	6,953,705	6,547,344

Net increase (decrease) in cash	$245,579	$1,182,440

Cash Flows – Operating Activities

During the nine months ended September 30, 2015, cash flows used in operating activities were approximately $6,124,000, consisting primarily of the net loss for the first nine months of 2015 of approximately $25,120,000, reduced for non-cash adjustments for amortization of the debt discount of approximately $8,122,000, stock based compensation of approximately $5,331,000, financing costs of approximately $2,822,000, inventory write off of approximately $497,000, charges from escrow deposits of $280,000 and depreciation and amortization of approximately $90,000. The net loss is increased for the non-cash adjustments of a gain from the change in fair value adjustment of derivative liability of approximately $509,000. Additional significant components of cash used in operating activities were a decrease in accrued expenses of approximately $488,000 related primarily to the payment of legal bills included in accrued expenses at December 31, 2014, increase in prepaid insurance expenses and other prepaid expenses of approximately $382,000 related primarily to the advance funding for the Company’s annual director and officers insurance policy and payment of retainers, decrease in customer deposits of approximately $468,000 due to refunds and completion on some agreements and increase in deferred costs of approximately $300,000 related to the costs associated with Operating Agreement with an unrelated party (the “Operator”) in which the Operator will manage and operate the Dispensary for which the Company holds the license in Portland, Oregon. These operating uses of cash were primarily offset by an increase of approximately $2,522,000 due to the timing and deferral of the payment of trade payables, an increase in accrued settlement and severance expenses of approximately $912,000 mainly related to Guy Marsala separation and Bruce Bedrick indemnification for legal expenses related to shareholder lawsuits, a decrease in inventory of approximately $276,000 primarily related to transfer of the accumulated cost for construction and development of the Portland, Oregon dispensary to deferred costs and accrued expenses for directors’ bonuses in the amount of approximately $260,000.

During the nine months ended September 30, 2014, cash flows used in operating activities were approximately $4,651,000, consisting primarily of the net loss for the first nine months of 2014 of approximately $6,803,000, reduced for non-cash adjustments of depreciation and amortization of approximately $59,000, the establishment of a non-cash bad debt provision of $60,000, amortization of a debt discount of approximately $216,000, and stock based compensation of approximately $1,032,000 and increased for the non-cash adjustments of gain from fair value adjustment of derivative liability of approximately $548,000, fair value of marketable securities received as payment for services of approximately $190,000. An additional component of cash used in operating activities was an increase in prepaid expenses and other assets of approximately $897,000 related primarily to net deposits paid into escrow accounts of approximately $634,000, deferred loan costs of $196,000 related to convertible notes payable and the balance of the advance funding of approximately $78,000 for the Company’s annual director and officers’ liability insurance policy. These operating uses of cash were offset by a decrease in inventory of approximately $111,000, and a net decrease of accounts receivable of approximately $213,000, increases in accounts payable and accrued expenses of approximately $908,000 due to the timing and deferral of the payment of trade payables and the overall increase in operating costs. In addition, customer deposits and deferred revenue provided net cash during the nine month periods of approximately $807,000 and $390,000, respectively, primarily due to the increase in customer deposits collected on contracts prior to work being completed and revenue recognized.

Cash Flows – Investing Activities

During the nine months ended September 30, 2015, cash flows used in investing activities was approximately $583,000, consisting primarily of the $500,000 cash portion of the Farm acquisition, and approximately $84,000 for construction and equipment related to the Farm. During the nine months ended September 30, 2014, cash flows used in investing activities were approximately $714,000, consisting of the purchase of one property held for resale for $399,594, intangible assets additions for a domain name and patent costs of approximately $166,000, purchases of fixed assets of approximately $33,000 and increases in the balances of notes receivable of $115,000.

Cash Flows – Financing Activities

During the nine months ended September 30, 2015, cash flows provided by financing activities were approximately $6,954,000, consisting mainly of approximately $7,432,000 of proceeds (net of issuance costs of approximately $353,000) from the additional note issuances of the July 2014, September 2014, and August 2015 convertible notes payable of approximately $7,640,000, and $150,000 in the issuance of convertible debentures to two of our Directors. This was offset mainly by $625,000 in payments on notes payable to a related party. During the nine months ended September 30, 2014, cash flows provided by financing activities were approximately $6,547,000, consisting of approximately $2,443,000 of proceeds from issuance of common stock, $3,500,000 of proceeds from issuance of convertible notes payable net, proceeds from related party notes payable of approximately $380,000 and net proceeds from short term notes of approximately $300,000, offset by payments on a note payable of $75,000 which we acquired as a part of the VII purchase.

Future Liquidity and Cash Flows

Management believes that the Company’s cash balances on hand, cash flows expected to be generated from operations, proceeds from current and future expected debt issuances and proceeds from future share capital issuances will be sufficient to fund the Company’s net cash requirements through September, 2016. However, in order to execute the Company’s long-term growth strategy, which may include selected acquisitions of businesses or facilities that may bolster the expansion of the Company’s management services business, and purchases of real estate which would be used as a basis for acquiring retail dispensary and cultivation facilities in regulated markets, the Company will need to raise additional funds through public or private equity offerings, debt financings, or other means.

On July 24, 2015, the Company entered into an Agreement of Purchase and Sale of Membership Interest with East West Secured Development, LLC to purchase 100% of the membership interest of EWSD I, LLC which has entered into an agreement with Southwest Farms, Inc. to purchase certain real property comprised of 320-acres of agricultural land in Pueblo, Colorado (the “the Farm”). We are in active negotiations to secure an independent operator to manage the Farm for hemp cultivation. We expect the first harvest of product from the Farm in early 2016 with continuing operations and harvests throughout 2016.

We have obtained 5 licenses or registrations in the States of Oregon, Illinois, Washington and California for or on behalf of clients or for potential clients. We intend to retain the management rights for these locations and will seek to assign the rights to third parties for a fee. Most of the current dispensary and cultivation sites are expected to begin conducting business in 2015 and 2016. We are also currently in discussions with third-party license holders that operate dispensaries and cultivation centers to provide them consulting, training, compliance and regulatory support.

During the first nine months of 2015, we received approximately $7,432,000 in net funding from our lenders.

On August 14, 2015, the Company entered into a Securities Purchase Agreement whereby the Company agreed to issue convertible debentures in the aggregate principal amount of approximately $4 million. Approximately $1.7 million of the commitment was funded before September 30, 2015. The remaining $2.3 million is expected to be funded in the fourth quarter of 2015 when we expect our Registration Statement on Form S-1 filed October 16, 2015 to become effective.

On August 20, 2015, the Company also entered into a Securities Purchase Agreement with another investor, in the aggregate principal amount of up to $1,500,000, which was amended on September 19, 2015, to increase the principal by an additional $200,000. Through September 30, 2015, two tranches totaling $500,000 have been funded. The remaining $1.2 million is expected to be funded in the fourth quarter of 2015 when we expect our second Registration Statement on Form S-1 filed in 2015 to become effective.

Management is actively seeking additional financing and expects to complete additional financing arrangements in the next few months. The Company expects that these plans will provide it the necessary liquidity to continue operations for the next 12 months.

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

On October 27, 2015 we filed an amendment to Articles of Incorporation in the State of Nevada to increase the authorized number of shares of the Company’s common stock from 100,000,000 shares to 400,000,000 shares, par value of $0.001 per share.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on their evaluation of our disclosure controls and procedures, our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were not effective as of September 30, 2015, to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow for timely decisions regarding required disclosure due to the need for more enhanced and formalized documentation regarding the financial statement closing and review process to ensure that the application of the Company’s accounting policies and the presentation of disclosures in the notes to the financial statements is adequate.

As reported in our Annual Report on Form 10-K for the year ended December 31, 2014, our management concluded that a material weaknesses existed. The Company is taking the following steps which it believes will remediate the material weakness.

During the fourth quarter of 2014, the Company hired a new full time CFO. The Company anticipates that the CFO will assist the Company in the identification of required key controls, the necessary steps required for procedures to ensure the appropriate communication and review of inputs necessary for the financial statement closing process, as well as for the appropriate presentation of disclosures within the financial statements. With material, complex and non-routine transactions, management has, and will continue to, seek guidance from third-party experts and/or consultants to gain a thorough understanding of these transactions. The actions that we are taking are subject to ongoing senior management review and Audit Committee oversight. Management believes there have been improvements during the first nine months of 2015 and the continuing efforts will effectively remediate the material weakness which existed as of December 31, 2014 during 2015.

As we continue to evaluate and work to improve our internal control over financial reporting, management may execute additional measures to address potential control deficiencies or modify the remediation plan described above and will continue to review and make necessary changes to the overall design of our internal controls.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Settlements

Class actions and derivative lawsuits were filed against and purportedly on behalf of the Company captioned (1) Josh Crystal v. Medbox, Inc., et al., in the U.S. District Court for Central District of California; (2) Matthew Donnino v. Medbox, Inc., et al., in the U.S. District Court for Central District of California; (3) Ervin Gutierrez v. Medbox, Inc., et al., in the U.S. District Court for Central District of California; (4) Mike Jones v. Guy Marsala, et al., in the U.S. District Court for Central District of California; (5) Jennifer Scheffer v. P. Vincent Mehdizadeh, et al., in the Eighth Judicial District Court of Nevada; (6) Kimberly Y. Freeman v. Pejman Vincent Mehdizadeh, et al., in the Eighth Judicial District Court of Nevada; (7) Tyler Gray v. Pejman Vincent Mehdizadeh, et al., in the U.S. District Court for the District of Nevada; (8) Robert J. Calabrese v. Ned L. Siegel, et al., in the U.S. District Court for the District of Nevada; (9) Patricia des Groseilliers v. Pejman Vincent Mehdizadeh, et al., in the U.S. District Court for the District of Nevada; (10) Michael A. Glinter v. Pejman Vincent Mehdizadeh, et al., in the Superior Court of the State of California for the County of Los Angeles. The complaints named as defendants the Company, prior and current members of the board of directors of the Company, and prior and current officers of the Company. The complaints alleged that the Company issued materially false and misleading statements regarding its financial results for the fiscal years ended December 31, 2012 and December 31, 2013 and each of the interim financial periods during those years and for each of the first three interim financial periods for the fiscal year ended 2014. The derivative lawsuits alleged breach of fiduciary duties, unjust enrichment, waste of corporate assets, abuse of control, and breach of duty of honest services.

On October 16, 2015, solely to avoid the costs, risks, and uncertainties inherent in litigation, the parties to the class actions and derivative lawsuits entered into settlements, that collectively effect a global settlement of all claims asserted in the class actions and the derivative actions. The global settlement provides, among other things, for the release and dismissal of all asserted claims. The global settlement is contingent on final court approval, respectively, of the settlements of the class actions and derivative actions. As a result of amounts already reflected in the Company’s financial statements, and the coverage by the Company’s insurance carrier, the final terms of the settlements are not expected to have a material adverse effect on the Company’s financial position or results of operations.

On October 27, 2015, Richard Merritts, derivatively and on behalf of nominal defendant Medbox, Inc., filed a suit in the Superior Court of the State of California for the County of Los Angeles against the Board and certain executive officers (Guy Marsala, J. Mitchell Lowe, Ned Siegel, Jennifer S. Love, C. Douglas Mitchell, Pejman Vincent Mehdizadeh, Matthew Feinstein, Bruce Bedrick, Jeff Goh, and Thomas Iwanski). The suit alleges breach of fiduciary duties by the defendants. Relief is sought awarding damages resulting from breach of fiduciary duty and to direct the Company and the defendants to take all necessary actions to reform and improve its corporate governance and internal procedures to comply with applicable law. Merritts’ lawsuit has not been served.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

October 2015 Debentures

On October 14, 2015, the Company issued seven debentures in the aggregate of $2,000,000 to a service provider (the “October 2015 Investor”) as consideration for services previously rendered to the Company on the same terms as the August 14 Debentures and August 14 Purchase Agreement (the “October 2015 Debentures” and “October 2015 Purchase Agreement”, respectively) except that the October 2015 Purchase Agreement does not provide for registration rights to the October 2015 Investor with regard to the shares underlying the October 2015 Debentures. The service provider has agreed with the Company not to convert the October 2015 Debentures for any amount in excess of fees payable for services previously rendered to the Company at the time of conversion. To the extent that the sale of shares underlying the October 2015 Debentures do not satisfy outstanding amounts payable to the service provider, such amounts will remain payable to the service provider by the Company.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description

10.1	Agreement of Purchase and Sale of Membership Interest entered into July 23, 2015 between and East West Secured Development, LLC and the Company of 100% of the membership interest of EWSD I, LLC.*

10.2	Secured Promissory Note of EWSD*

10.3	Deed of Trust securing Promissory Note*

10.4	Assignment of Rents and Leases encumbering the real property*

10.5	Unsecured Promissory Note*

10.6	First Amendment to Voting Agreement, dated August 11, 2015 among the Company, the VM Group and each member of the board of directors of the Company (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 19, 2015)

10.7	Form of Securities Purchase Agreement, dated August 14, 2015 between the Company and the August 14, 2015 Investor (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 19, 2015)

10.8	Registration Rights Agreement, dated August 14, 2015 between the Company and the August 14, 2015 Investor (previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 19, 2015).

10.9	Form of Debenture (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 19, 2015).

10.10	Second Amendment to Voting Agreement, dated August 21, 2015 among the Company, the VM Group and each member of the board of directors of the Company (previously filed as Exhibit 10.1 to the Company’s first Current Report on Form 8-K filed with the Securities and Exchange Commission on August 26, 2015).

10.11	Securities Purchase Agreement, dated August 20, 2015 between the Company and the August 20, 2015 Investor (previously filed as Exhibit 10.1 to the Company’s second Current Report on Form 8-K filed with the Securities and Exchange Commission on August 26, 2015).

10.12	Registration Rights Agreement, dated August 20, 2015 between the Company and the August 20, 2015 Investor (previously filed as Exhibit 10.2 to the Company’s second Current Report on Form 8-K filed with the Securities and Exchange Commission on August 26, 2015).

10.13	Form of Debenture under Securities Purchase Agreement (previously filed as Exhibit 10.3 to the Company’s second Current Report on Form 8-K filed with the Securities and Exchange Commission on August 26, 2015).

10.14	Form of Warrant under Securities Purchase Agreement (previously filed as Exhibit 10.4 to the Company’s second Current Report on Form 8-K filed with the Securities and Exchange Commission on August 26, 2015)

10.15	Form of Security Agreement, dated August 21, 2015 between the Company and certain investors (previously filed as Exhibit 10.5 to the Company’s second Current Report on Form 8-K filed with the Securities and Exchange Commission on August 26, 2015)

10.16	First Amendment to Securities Purchase Agreement, dated September 4, 2015, among the Company and the August 14, 20145 Investor (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 11, 2015)

10.17	Supplemental Agreement, dated September 18, 2015 between the Company and the September 2014 Investor (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 18, 2015).

10.18	September 2014 Warrant Amendment, dated September 18, 2015 (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 18, 2015).

10.19	Side Letter, dated September 22, 2015, to Securities Purchase Agreements, dated August 14, 2015 and July 21, 2014, as amended, and the 10% Convertible Debentures issued thereunder, among the Company and the August 14, 2015 Investor (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 28, 2015)

10.20	Supplemental Agreement, dated September 28, 2015 between the Company and the July 2014 Investor (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 2, 2015).

10.21	July 2014 Warrant Amendment, dated September 28, 2015 (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 2, 2015).

10.22	Side Letter, dated September 29, 2015, to Securities Purchase Agreement, dated September 19, 2014, as amended, the 5% Convertible Debenture issued April 3, 2015 thereunder, and Securities Purchase Agreement, dated August 20, 2015, as amended, among the Company and the Investor (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 2, 2015).

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase.*

101.LAB	XBRL Taxonomy Extension Label Linkbase.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Medbox, Inc.

Date: November 12, 2015	By:	/s/ Jeffrey Goh
Jeffrey Goh
Chief Executive Officer (principal executive officer)

Date: November 12, 2015	By:	/s/ C. Douglas Mitchell
C. Douglas Mitchell
Chief Financial Officer (principal financial and accounting officer)