Form 10-K
period 2015-12-31
Notis Global, Inc.
filed 2016-04-13
CIK 1547996

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-54928

NOTIS GLOBAL, INC.

(Exact name of registrant as specified in its charter)

Nevada	45-3992444
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

600 Wilshire Blvd., Ste. 1500
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No    ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on the OTC Bulletin Board on June 30, 2015 was $3,379,552.

As of April 6, 2016, the Company had 397,482,521 shares of its common stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2016 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2015, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Notis Global, Inc.

ANNUAL REPORT ON FORM 10-K

FOR THE PERIOD ENDED DECEMBER 31, 2015

PART I

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

Information included in this Annual Report on Form 10-K (the “Form 10-K” or, “this Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We claim the protection of the safe harbor contained in the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts included in this Form 10-K regarding our strategy, future operations, future financial position, projected expenses, prospects and plans and objectives of management are forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from our future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “future,” “plan,” or “project” or the negative of these words or other variations on these words or comparable terminology. Forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that any projections or other expectations included in any forward-looking statements will come to pass. Our actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors, including, but not limited to, a continued decline in general economic conditions nationally and internationally; decreased demand for our products and services; market acceptance of our products; impact of any litigation or infringement actions brought against us; the outcome of litigation or regulatory proceedings, including those related to the SEC investigation of our revenue recognition methodologies and the restatement of our consolidated financial statements; the regulation and legalization of marijuana; risks in product development; inability to raise capital to fund continuing operations; inability to honor our debt obligations; and other factors, including the risk factors described in greater detail in Item 1A of this Form 10-K under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended or planned. Except as required by applicable laws, we undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

Additional risks and uncertainties resulting from the restatement of our consolidated financial statements in the Company’s Form 10 Registration Statement and in our Quarterly Reports on Form 10-Q for the first three quarters of 2014, among others, could, (i) cause us to incur substantial additional legal, accounting and other expenses, (ii) result in additional shareholder, governmental or other actions, or adverse consequences from class action or derivative suits from stockholders or the formal investigation being conducted by the Securities and Exchange Commission (“SEC”), (iii) cause our customers and contract partners to lose confidence in us, (iv) result in removal of the Company’s stock from the over-the-counter bulletin board quotation system (the “OTCBB”), or (v) result in additional failures of the Company’s internal controls if the Company’s remediation efforts are not effective. Any one or more of such risks and uncertainties could have a material adverse effect on us or the value of our common stock.

ITEM 1.	BUSINESS

Notis Global, Inc. (the “Company”) is a Nevada corporation formed on June 16, 1977. Notis Global provides specialized services to the hemp and marijuana industry.

The Company enters into joint ventures and operating and management agreements with its partners and conducts consulting services for its clients. We also act as a distributor of hemp products processed by our contract partners. Furthermore, we own and manage real estate used by our contract partners for cultivation centers and dispensaries.

The Company is headquartered in Los Angeles, California. Effective January 28, 2016, the Company changed its legal corporate name from Medbox, Inc., to Notis Global, Inc. References to “Notis Global”, the “Company”, “we”, “us”, “our” and similar words refer to the Company and its subsidiaries, unless the context otherwise indicates.

Business Overview

As summarized above, our business activities include:

•	Pursuing license rights in various states where marijuana is legalized in a certain capacity and contracting with independent third parties to cultivate and dispense marijuana and hemp products, where legal, through independent operator agreements and joint ventures.

•	Consulting with our clients operating in the hemp and marijuana industry in organization, licensing, development, build-out, maintenance, commencement of operations and through to maturity. Consulting services include assisting clients with site selection, zoning compliance, building and tenant improvement design and assistance with licensing and on-going compliance with state and local regulations.

•	Distribution of hemp products processed by our contract partner pursuant to an agreement executed in the fourth quarter of 2015.

•	Ownership, development and management of real estate used by our partners as cultivation centers and dispensaries, including a 320 acre farm in Colorado acquired in 2015 which is used for cultivation of hemp, and ownership of real estate in the State of Washington where we lease to a dispensary in development by a third party and a leasehold property in the State of Oregon that we presently sub-lease to a dispensary operated by a third party.

Our clients currently operate or plan to establish dispensaries for the sale of marijuana for medical use or retail operations for the sale of marijuana for recreational use or cultivation centers for the cultivation of hemp or marijuana, in those states where approved.

In addition, we seek to obtain licenses through Notis Global or an affiliated entity to operate dispensaries, cultivation centers, and manufacturing facilities. We then contract with unaffiliated third-party operators to manage the day-to-day operations of the licensed cultivation centers, dispensaries and manufacturing facilities that we develop. Under the contracts, we assign the third-party operators the rights to manage and operate the sites in exchange for a percentage of operating income from the sites or a fixed fee based on what is permissible under applicable state law. We also provide ongoing consulting services, for which we receive recurring revenues, and, through January 2016, we sold a line of portable vaporizers and accessories under the Vaporfection brand name.

Through December 31, 2015, we have obtained 5 licenses or registrations to cultivate, dispense or manufacture hemp or marijuana in the States of Oregon, Illinois, Washington and California for or on behalf of clients or potential clients for whom we consult. We intend to contract with third party operators to manage and operate dispensary and cultivations sites under these licenses for a fee. Most of the current dispensary and cultivation sites that are opening under these license began conducting business in 2015 or are expected to begin conducting business in 2016.

Recent Transactions

In the second quarter of 2015, we contracted with an independent operator to operate a dispensary in Portland, Oregon. In December 2015, we terminated the operator due to low sales volume and entered an agreement with a new partner to operate the Portland dispensary. Under the management of our new partner, the dispensary has reached expected sales volume levels in December 2015 through March 2016 and is rated as the top dispensary in Portland, Oregon according to Leafly.com. We anticipate continuous sustained levels of sales at this dispensary under the management of our new partner, who is contracted with us through 2020.

In August 2015, we closed on the purchase of a 320 acre farm located outside of Pueblo, CO. In December 2015, we entered into a Farming Agreement with Whole Hemp Company (“Whole Hemp”), pursuant to which Whole Hemp will manufacture products from hemp and cannabis crops that it will grow on our farm, and the Company will build greenhouses for such activities up to an aggregate size of 200,000 square feet. Whole Hemp will pay all preapproved costs of such construction on or before September 2017 as partial consideration for a revocable license to use the greenhouses and a separate 10-acre plot of our farmland. We will retain ownership of the greenhouses. Under the 10 year agreement with Whole Hemp, Notis Global will receive a percentage of gross sales of all Whole Hemp products paid on a monthly basis.

In addition, in December 2015, we entered into a Grower’s Distributor Agreement with Whole Hemp, pursuant to which we will provide marketing, sales, and related services on behalf of Whole Hemp in connection with the sale of its Cannabidoil oil product, and pursuant to which the Company will receive a percentage of gross revenues. The Grower’s Distributor Agreement is effective until September 30, 2025.

On December 31, 2015, our operating partner made a matching investment to close on our escrow for a dispensary site in San Diego, CA. Notis Global, through an affiliated company, holds the approved conditional use permit to operate a dispensary on this site. On April 6, 2016 we sold our interest and our interest in the underlying real estate to our operating partner and other third parties for an aggregate of $335,000 and foregiveness of $193,000 owed by Notis for improvements on the property.

In the State of Washington, we hold two licenses to operate dispensaries. These two dispensaries will be operated by an independent operating partner, with whom we have entered into operating contracts as of August 31, 2015. We receive a fixed fee from the operating partner of $1,000 per dispensary, which is paid monthly. We also hold the underlying real estate for one of the two dispensaries, for which we receive monthly rental income of $2,500.

Vaporizers

We also sell a line of portable vaporizers and accessories under the brand name Vaporfection. In January 2016, we decided to exit the portable vaporizer business in 2016 so that the Company can more aggressively pursue additional business opportunities in its core cannabis business. On March 25, 2016 we sold our assets in Vaporfection for $70,000, which is payable $35,000 upon the sale and $35,000 was loaned to the buyer under a 6% note payable due September 30, 2016.

Our Business Model

We are building a consistent, predictable and valuable revenue model based upon our knowledge and expertise in the regulation of the cannabis industry and by helping our clients and partners function efficiently in a developing industry. State and local laws regarding the operations of dispensaries, retail centers and cultivation centers for marijuana vary. In states where revenue sharing with cannabis companies is permissible, our business structure revolves around charging fees based upon a percentage of operating income, as defined in the business contract, generated from our partners’ businesses. In states where revenue sharing is not permissible, agreements that we enter into with our partners will provide for fee-for-service arrangements on a fixed fee basis.

Our business model involves the following:

•	Real Estate Acquisition and Leasing. We acquire real estate, either by purchase or lease in states where marijuana cultivation and sale have been approved, and build out licensed and approved cultivation centers, dispensaries and manufacturing facilities, engaging independent licensed operators and growers to operate the business.

•	Development and Licensing. We contract with unaffiliated third-party operators to manage the day-to-day operations of cultivation centers, dispensaries and manufacturing facilities we develop and assign them the rights to manage and operate the dispensary in exchange for a percentage of operating income or a fixed fee based on applicable state law.

•	Marketing and Distribution. We help growers market and distribute their product, such as Whole Hemp’s Cannabidoil oil product, under long term contracts.

•	Compliance. As part of our consulting services, we help independent business owners and managers solve issues they face in the highly regulated marijuana dispensary, cultivation and retail markets. We will assist and advise clients in the compliance of applicable state and local laws through periodic audits of the business’s operating procedures, vetted against applicable regulations and best practices. Many states and municipalities require documented compliance with state and local regulations and ordinances. We work with business owners and managers to professionally manage their facilities, establish operating policies and procedures, and document adherence to their state’s laws to comply with applicable ordinances.

The success of our business will depend on states continuing to legalize the use of marijuana for medical and recreational purposes and, through applicable state legislation, adopting at the state and local level a corresponding process for licensing alternative clinics that dispense medicinal and recreational marijuana and for licensing cultivation facilities required to grow the plants.

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

Pursuant to a Stock Purchase Agreement between Medbox, Inc. and PVM International, Inc. (“PVMI”) dated as of December 31, 2011, pursuant to which two separate closings occurred on January 1, 2012 and December 31, 2012, Medbox, Inc. acquired from PVMI all of the outstanding shares of common stock in (i) MDS, (ii) Medicine Dispensing Systems, Inc. (our Arizona subsidiary), and (iii) Medbox, Inc. (CA) (our California subsidiary that is currently inactive), in exchange for two million shares of the Company’s common stock and a $1 million promissory note. The promissory note was repaid in full on April 16, 2013.

PVMI is an entity wholly-owned by P. Vincent Mehdizadeh. It is a separate entity from our subsidiary, MDS.

Prescription Vending Machines, Inc. a California corporation, d/b/a Medicine Dispensing Systems (“MDS”) is a for-profit corporation organized on February 15, 2008, under the laws of the State of California.

In August 2012, Mr. Mehdizadeh purchased the remainder of the outstanding shares of Medbox, Inc. in a private transaction and transferred such shares to a holding company named Vincent Chase, Inc., controlled by Mr. Mehdizadeh at that time.

Effective August 24, 2015, Vincent Chase, Incorporated (“VM”) cancelled without consideration all of its 2 million shares of preferred stock and 3 million shares of Common Stock. As a result of this action, neither VM nor any of its affiliates, including Mr. Mehdizadeh, holds a majority of the voting power of the Company, which to the Company’s knowledge is no longer held by a single person or entity or group thereof.

On November 16, 2015, Bruce Bedrick converted 1,000,000 shares of Series A preferred stock into 5,000,000 shares of common stock, and no shares of preferred stock remain outstanding.

Effective January 28, 2016, the Company changed its legal corporate name from Medbox, Inc., to Notis Global, Inc. The name change was effected through a parent/subsidiary short-form merger pursuant to Section 92A.180 of the Nevada Revised Statutes. Notis Global, Inc., the Company’s wholly-owned Nevada subsidiary formed solely for the purpose of the name change, was merged with and into the Company, with the Company as the surviving entity. The merger had the effect of amending the Company’s Certificate of Incorporation to reflect the new legal name of the Company. There were no other changes to the Company’s Certificate of Incorporation. The Company’s board of directors approved the merger.

Key Legal Entities

Notis Global, Inc., a Nevada corporation, operates the business directly and through the utilization of 5 operating subsidiaries, as follows:

•	EWSD I LLC, a Delaware limited liability company, which owns property in Colorado.

•	Prescription Vending Machines, Inc., a California corporation, d/b/a Medicine Dispensing Systems in the State of California (“MDS”), which distributes our Medbox™ product and provides related consulting services described further below.

•	Vaporfection International, Inc., a Florida corporation through which we distribute our medical vaporizing products and accessories. On March 28, 2016, the Company sold the assets of the subsidiary for $70,000, which is payable $35,000 at the closing and with a 6% Note Payable due September 30, 2016.

•	Medbox Property Investments, Inc., a California corporation specializing in real property acquisitions and leases for dispensaries and cultivation centers.

•	MJ Property Investments, Inc., a Washington corporation specializing in real property acquisitions and leases for dispensaries and cultivation centers in the state of Washington.

Sales Channels

We work with funding partners, bankers in our industry, established dispensary operators, local entrepreneurs and experienced cultivators in our industry to find new business opportunities. We participate in industry trade shows and have formed a network of business contacts with whom we plan to engage and retain as clients for new locations and to whom we will provide consulting, training, compliance and regulatory support.

After we find and qualify leads, we work to develop a business plan for the applicable dispensary or cultivation center and then move to developing contracts that govern the relationship for establishing and developing the dispensary or center.

Regulatory Requirements for Procurement of Licenses

While we are not required to obtain governmental approval in connection with providing the services we offer or for the products we sell, establishing an operating dispensary or cultivation center requires governmental approval, usually at the local and state levels. Such approval is obtained through a complex licensing process that, in most cases, is newly adopted by the states or local municipalities. We monitor these new and changing regulations on behalf of our clients as a service. The regulatory framework includes a rule-making procedure with a period for public comment. This is traditionally followed by draft rules posted by the department of health for the state or other consumer affairs department charged by the state to facilitate the impending dispensary program. Thereafter, final rules are posted. The entire post legislative process can take six months to one year to fully implement. Licenses are typically granted within three to six months of final rules being adopted and implemented.

Acquisition of Vaporfection International, Inc.

On March 22, 2013, we entered into a Securities Purchase Agreement with Vapor Systems International, LLC, to acquire all of the outstanding shares of common stock of Vaporfection International, Inc., a wholly-owned subsidiary of Vapor Systems International, LLC formed in contemplation of the transaction and to which Vapor Systems International, LLC subsequently transferred all its operations and assets in exchange for warrants to purchase shares of our common stock, which warrants can be exercised at a later date at the election of Vapor Systems International, LLC. The closing of this acquisition took place on April 1, 2013.

Through our subsidiary Vaporfection International, Inc., we distributed a line of medical vaporizing products including Vaporfection vaporizers. On March 28, 2016, the Company sold the assets of the subsidiary for $70,000, which is payable $35,000 at the closing and with a 6% Note Payable, due September 30, 2016.

The Notis Global Dispensary System

The Notis Global dispensing system is intended for the control and dispensing of medical marijuana, and is a component of the build out services that we have offered for dispensaries.

During the second quarter of 2015, the Company completed a strategic review of the dispensing machines and concluded that the machines would have a reduced role in future marketing and sales efforts. Accordingly, the Company’s future plans do not include sale of new dispensing machines.

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

As noted above, we market our service offerings in states that have regulatory systems in place to license alternative medicine clinics. Of these states, we currently consider Arizona, California, Colorado, Nevada, Illinois, Oregon and Washington to be our primary target market. We provide licensing and application support in states outside of California through phone, email, in-person client meetings when necessary, and also through the use of video-conferencing. While we have contractors located in some of our target market states, most client matters are accomplished remotely.

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

United Cannabis Company

UCANN manages and invests in a group that has obtained provisional licenses for cultivation, production and processing of cannabis in Las Vegas, Nevada. UCANN offers products and services to dispensaries in the Las Vegas market.

Competition – Hemp

CannaVest (OTCQB: CANV)

CannaVest, located in Las Vegas, Nevada, focuses on drug development activities on products containing the hemp plant extract cannabidiol (CBD) as the active pharmaceutical ingredient, and also is engaged in the sale of CBD, and the development, marketing and sale of end consumer products containing CBD.

Naturally Splendid (OTCQB: NLSPF)

Naturally Splendid is a multifaceted biotechnology company that is developing, producing, commercializing, and licensing an entirely new generation of hemp-derived, bioactive ingredients, nutrient-dense foods, and related products.

Organigram Inc., (OTCQB: ORGMF)

Organigram Inc. is a licensed producer of medical marijuana in Canada. Organigram is focused on producing the highest quality, condition specific medical marijuana for patients in Canada.

Real Hemp LLC

Real Hemp LLC, a wholly owned subsidiary of Stevia Corp (OTC: STEV), is dedicated to the socially responsible growth, harvest, processing and distribution of the highest quality hemp products available. Real Hemp serves the food, cosmetic and fiber industries and has the capability to provide raw, semi-processed, and processed hemp products.

MediFarm LLC

MediFarm LLC, a wholly owned subsidiary of Terra Tech (OTCQX: TRTC) is focused on medical cannabis businesses throughout Nevada. IVXX LLC is a wholly owned subsidiary that produces medical cannabis extracted products for regulated medical cannabis dispensaries throughout California.

Expansion

Our long-range plans include expanding the marketing of our products in Canada and Europe.

Employees and Independent Contractors

As of December 31, 2015, we had eight full time employees and we also use the services of three independent contractors. These independent contractors perform the services of sales, business development, and real estate procurement, in addition to project manager duties in various localities outside of California.

Implications of Emerging Growth Company Status

As a company with less than $1 billion in revenue in our last fiscal year, we are defined as an “emerging growth company” under the Jumpstart Our Business Startups (the “JOBS Act”). We will retain “emerging growth company” status until the earliest of:

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

There is no track record for companies pursuing our business strategy, and there is no guarantee that our business strategy will be successful or profitable. If our strategy is unsuccessful, we may fail to meet our objectives and not realize the revenues or profits from the business we pursue, which may cause the value of the Company to decrease, thereby potentially causing our stockholders to lose their investments. The success of our strategy will depend on numerous factors including:

•	the success of dispensary and cultivation operations at locations where we may enter into contracts to oversee the management of the location;

•	our ability to work with suitable business owners to serve each dispensary or cultivation center and our ability to arrange and oversee license applications;

•	our ability to find parties that agree to purchase the real estate for which we enter into purchase agreements, so that we will not be required to purchase the property ourselves or forfeit our earnest money deposits;

•	our ability to find landlords that charge reasonable rent for each property used for the submission of a license application; and

•	our ability to obtain adequate financing to market and produce our portable vaporizer products.

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

We have a limited operating history and may not succeed. We are subject to all risks inherent in a developing business enterprise. Our likelihood of continued success must be considered in light of the problems, expenses, difficulties, complications, and delays frequently encountered in connection with manufacturing specialty products and the competitive and regulatory environment in which we operate. For example, the medical marijuana industry is a new industry that, as a whole, may not succeed, particularly if the Federal government changes course and decides to prosecute those dealing in medical marijuana under Federal law. If that happens, there may not be an adequate market for our products. As a new industry, there are not established players on whose business models we can follow or build upon. Similarly, there is limited information about comparable companies available for potential investors to review in making a decision about whether to invest in Notis Global. Furthermore, as the medical marijuana industry is a new market, it is ripe for technological advancements that could limit or eliminate the need for our products.

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

Our auditors have raised concerns about our ability to continue operations as a “going concern.” Investors may lose all of their investment if we are unable to continue operations and generate revenues.

Our audited financial statements for the year ended December 31, 2015, were prepared under the assumption that we would continue our operations as a going concern. Our independent registered public accounting firm has included a “going concern” explanatory paragraph in its report on our financial statements for the year ended December 31, 2015, indicating that we have sustained substantial losses from continuing operations and have used, rather than provided, cash in our continuing operations, and that these factors raise substantial doubt about our ability to continue as a going concern. Uncertainty concerning our ability to continue as a going concern may hinder our ability to obtain future financing. Continued operations and our ability to continue as a going concern are dependent on our ability to obtain additional funding in the near future and thereafter, and there are no assurances that such funding will be available at all or will be available in sufficient amounts or on reasonable terms. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. Without additional funds from generation of revenues through execution of our business plan, debt or equity financings, sales of assets, or other transactions, we will exhaust our resources and will be unable to continue operations. If we cannot continue as a viable entity, our stockholders would likely lose most or all of their investment in us. See Liquidity and Capital Resources under Item 7. Management’s Discussion and Analysis below for further information regarding the Company’s efforts to secure liquidity and future cash flows.

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

You should not consider prior operating results with respect to revenues, net income or any other measure to be indicative of our future operating results. In 2015, we transitioned to a new business model. The timing and amount of future revenues will depend almost entirely the success of our new model and our ability to services to new customers. Our future operating results will depend upon many other factors, including:

•	state and local regulation;

•	our ability to successfully implement our new business model, including developing properties and selling management rights associated with monitoring security and compliance attributes for such properties;

•	our success in expanding our business network and managing our growth;

•	our ability to develop and market product enhancements and new products;

•	the timing of product enhancements, activities of and acquisitions by competitors;

•	the ability to hire additional qualified employees; and

•	the timing of such hiring and our ability to control costs.

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

As previously reported, the Company is presently the subject of an investigation by the SEC related to the Company’s revenue recognition methodologies that led to the Restatements.

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

Our operating performance is substantially dependent on the continued services of our executive officers and key employees, in particular, Jeffrey Goh, our President and Chief Executive Officer, and C. Douglas Mitchell, our Chief Financial Officer. The unexpected loss of the services of Mr. Goh or Mr. Mitchell could have a material adverse effect on our business, operations, financial condition and operating results, as well as the value of our common stock.

Various herbal drugs dispensed by our products are subject to numerous governmental regulations and it can be costly to comply with these regulations and to develop compliant products and processes.

Various herbal medicines dispensed by our products are subject to rigorous regulation by the U.S. Food and Drug Administration (“FDA”), and numerous international, supranational, federal, and state authorities. The process of obtaining regulatory approvals to market a drug or medical device can be costly and time-consuming, and approvals might not be granted for future products, or additional indications or uses of existing products, on a timely basis, if at all. Delays in the receipt of, or failure to obtain approvals for, future products, or new indications and uses, could result in delayed realization of product revenues, reduction in revenues, and in substantial additional costs. In addition, no assurance can be given that we will remain in compliance with applicable FDA and other regulatory requirements once clearance or approval has been obtained for a product. These requirements include, among other things, regulations regarding manufacturing practices, product labeling, and advertising.

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

In addition, it is possible that regulations may be enacted in the future that will be directly applicable to Notis Global and our products. We cannot predict the nature of any future laws, regulations, interpretations or applications, nor can we determine what effect additional governmental regulations or administrative policies and procedures, when and if promulgated, could have on our business. These potential effects could include, however, requirements for the revisions to our products to meet new standards, the recall or discontinuance of certain products, or additional record keeping and reporting requirements. Any or all of these requirements could have a material adverse effect on our business, financial condition, and results of operations.

Risks Related to the Company’s Common Stock

We can sell additional shares of common stock or securities convertible into shares of common stock, without consulting stockholders and without offering shares to existing stockholders, which would result in dilution of existing stockholders’ interests in Notis Global and could depress our stock price.

Our Articles of Incorporation authorize 400,000,000 shares of common stock, of which 397,482,521 shares of common stock are issued and outstanding as of April 6, 2016, and 10,000,000 shares of preferred stock, of which 5,000,000 shares were issued as Series A Preferred Stock and then converted into common stock and retired and of which 5,000,000 remain unissued and undesignated. Our Board of Directors is authorized to issue our common stock and preferred stock, up to the amount authorized. Although our Board of Directors intends to utilize its reasonable business judgment to fulfill its fiduciary obligations to our then existing stockholders in connection with any future issuance of our capital stock, the future issuance of additional shares of our common stock or preferred stock convertible into common stock would cause immediate, and potentially substantial, dilution to our existing stockholders, which could also have a material effect on the market value of the shares.

In order to raise capital to fund our business plan, including developing and operating the Pueblo, CO farm, and the operating expenses of the Company, we have issued convertible debentures to our lenders that are convertible into shares of our common stock at a discount to the current market prices, upon conversion by the lenders. Conversion of these debentures by the lenders leads to immediate and substantial dilution to holders of our common stock and could depress the price of our stock, having a material effect on the market value of the shares.

We are seeking authorization to issue additional shares of common stock to continue to have the ability to raise capital in the capital markets to finance our existing business plans and to satisfy our historical convertible debenture obligations, remove debt from our balance sheet, and avoid default.

On April 15, 2016, the Company will hold a Special Meeting for the holders of record of the Company’s common stock as of February 26, 2016 (the “Special Meeting”). The sole agenda item for the Special Meeting is a vote of the stockholders to approve an amendment to the Company’s Certificate of Incorporation to increase the authorized shares of Common Stock from 400,000,000 shares to 10,000,000,000 shares (the “Share Increase”). Proxies for the Special Meeting were mailed to stockholders on or about March 17, 2016.

The stockholders may or may not approve the Share Increase. In the event that the Share Increase is not approved, the Company may have to adjourn the Special Meeting to seek additional votes in support of the Share Increase or explore other methods to increase its authorized capital or to raise capital in the capital markets in order to operate and fund the business plans of the Company, including the potential issuance and sale of some or all of the Company’s remaining authorized preferred stock. If the Company is not able to increase its shares of authorized capital stock, it may be unable to operate or to finance its business plan as set forth in this Report and it may not be able to satisfy its existing convertible debt obligations and its lenders could take action against the Company or declare a default under the debentures.

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

Our Articles of Incorporation give our Board of Directors the authority to issue additional series of preferred stock without a vote or action by our stockholders. The Board also has the authority to determine the terms of preferred stock, including price, preferences and voting rights. The rights granted to holders of preferred stock in the future may adversely affect the rights of holders of our common stock. Any such authorized class of preferred stock may have a liquidation preference – a pre-set distribution in the event of a liquidation – that would reduce the amount available for distribution to holders of common stock or superior dividend rights that would reduce the amount of dividends that could be distributed to common stockholders. In addition, an authorized class of preferred stock may have voting rights that are superior to the voting right of the holders of our common stock. There are no shares of preferred stock presently outstanding.

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

ITEM 2.	PROPERTIES

We own a 2,400 square foot retail space at 17905 Highway 536, Mount Vernon, WA 98273.

We are party to a 9,730 square foot master lease in Portland, OR at 729 SE Powell Blvd., Portland, Oregon 97202 that we sub-lease to an operator of a dispensary.

We currently lease office space at 600 Wilshire Blvd. Suite 1500, Los Angeles, CA 90017 (3839 square foot office). Our lease began on April 7, 2015, and terminates on September 29, 2016. The lease provides for monthly rent of approximately $7,500. The lease for the former office at 8439 West Sunset Blvd. in West Hollywood, CA has been partially subleased. The Company plans to sublease the remainder of the office in West Hollywood, CA and continues to incur rent expense while the space is being marketed.

On August 7, 2015, we acquired certain real property comprised of 320-acres of agricultural land in Pueblo, Colorado (the “Acquired Property”). The transaction was structured as a purchase, pursuant to a certain Agreement of Purchase and Sale of Membership Interest (the “Acquisition Agreement”) entered into July 23, 2015 between and East West Secured Development, LLC (the “Seller”) and the Company, of 100% of the membership interest of EWSD I, LLC (“EWSD”) upon EWSD’s simultaneous purchase from Southwest Farms, Inc. (“Southwest”) of the Acquired Property. The closing occurred on August 7, 2015, as a result of which the Company, through its new, wholly-owned subsidiary, EWSD, became the owner of the Acquired Property.

In connection with EWSD’s purchase of the Acquired Property, EWSD entered into a secured promissory note (the “Note”) with Southwest in the principal amount of $3,670,000. Interest on the outstanding principal balance of the Note shall accrue at the rate of five percent (5.0%) per annum. The Note shall be payable by EWSD in thirty-five payments of principal and interest, which shall be calculated based upon an amortization period of thirty years, commencing on September 1, 2015 and continuing thereafter on the first day of each calendar month through and including July 1, 2018; and one final balloon payment of all unpaid principal and accrued but unpaid interest on August 1, 2018. The Note is secured by a deed of trust (the “Deed of Trust”) and assignment of rents (“Assignment of Rents and Leases”) encumbering the Acquired Property.

In connection with the Closing, EWSD also entered into an unsecured promissory note (the “Unsecured Note”) with the Seller, in respect of payments previously made by Seller to Southwest, in the principal amount of $830,000. Interest on the outstanding principal balance of the Unsecured Note shall accrue at the rate of six percent (6.0%) per annum. The Unsecured Note shall be payable by EWSD in thirty-five payments of principal and interest, which shall be calculated based upon an amortization period of thirty years, commencing on September 1, 2015 and continuing thereafter on the first day of each calendar month through and including July 1, 2018; and one final balloon payment of all unpaid principal and accrued but unpaid interest on August 1, 2018.

The purchase price to acquire EWSD (subject to the Note and the Unsecured Note) consisted of (i) $500,000 paid by the Company in cash as a deposit into the escrow for the Acquired Property, and (ii) the Company’s agreement to pay Seller a royalty of 3% of the adjusted gross revenue, if any, from operation of the Acquired Property (including sale of any portion of or interest in the Acquired Property less any applicable expenses) for the three-year period beginning on January 1, 2016 payable 50% in cash and 50% in Company common stock. The number of shares due in connection with any such payment shall be determined by dividing the dollar amount of such payment by the volume-weighted average price of the Company’s common shares for the thirty trading days prior to the due date of the payment. Adjusted gross revenue means gross revenue after deduction of Colorado state cannabis sales tax.

On March 1, 2016, the Company adopted a Plan of Conversion and filed a Certificate of Conversion and Certificate of Formation with the Secretary of State of the State of Delaware and a Statement of Conversion with the Arizona Corporation Commission in accordance with the Act and the Arizona Limited Liability Company Act, respectively, to statutorily convert from an Arizona limited liability company to a Delaware limited liability company.

ITEM 3.	LEGAL PROCEEDINGS

On May 22, 2013, Medbox initiated litigation in the United States District Court in the District of Arizona against three shareholders of MedVend Holdings LLC (“Medvend”) in connection with a contemplated transaction that Medbox entered into for the purchase of an approximate 50% ownership stake in Medvend for $4.1 million. The lawsuit alleges fraud and related claims arising out of the contemplated transaction during the quarter ended June 30, 2013. The litigation is pending and Medbox has sought cancellation due to a fraudulent sale of the stock because the selling shareholders lacked the power or authority to sell their ownership stake in MedVend, and their actions were a breach of representations made by them in the agreement. On November 19, 2013 the litigation was transferred to United States District Court for the Eastern District of Michigan. MedVend recently joined the suit pursuant to a consolidation order executed by a new judge assigned to the matter. In the litigation, the selling shareholder defendants seek alternatively to have the transaction performed, or to have it unwound and be awarded damages and allege breach of the agreement by Medbox and that $600,000 was wrongfully retained by the Company. Medbox has denied liability with respect to any and all such counterclaims. A new litigation schedule was recently issued setting trial for September 2015. On June 5, 2014, the Company entered into a purchase and sale agreement (the “Medvend PSA”) with PVM International, Inc. (“PVMI”) concerning this matter. Pursuant to the Medvend PSA, the Company sold to PVMI the Company’s rights and claims attributable to or controlled by the Company against those three certain stockholders of Medvend, known as Kaplan, Tartaglia and Kovan (the “Medvend Rights and Claims”), in exchange for the return by PVMI to the Company of 30,000 shares of the Company’s common stock. PVMI is owned by Vincent Mehdizadeh, formerly the Company’s largest stockholder. On December 17, 2015, the Company entered into a revocation of the Medvend PSA, which provided that from that date forward, Medbox would take over the litigation and be responsible for the costs and attorneys’ fees associated with the Medvend Litigation from December 17, 2015 forward. All costs and attorneys’ fees through December 16, 2015 will be borne by PVMI. After the filing of a motion for substitution of Medbox n/k/a Notis Global, Inc. for PVMI, Defendants’ agreed, via a stipulated order, to permit the substitution. The Court entered the order substituting Notis Global, Inc. for PVMI on February 17, 2016. The case is in the discovery stage, and, at this time, the Company cannot determine whether the likelihood of an unfavorable outcome of the dispute is probable or remote, nor can they reasonably estimate a range of potential loss, should the outcome be unfavorable.

On February 20, 2015, Michael A. Glinter, derivatively and on behalf of nominal defendants Medbox, Inc. the Board and certain executive officers (Pejman Medizadeh, Matthew Feinstein, Bruce Bedrick, Thomas Iwanskai, Guy Marsala, J. Mitchell Lowe, Ned Siegel, Jennifer Love, and C. Douglas Mitchell) filed a suit in the Superior Court of the State of California for the County of Los Angeles. The suit alleges breach of fiduciary duties and abuse of control by the defendants. Relief is sought awarding damages resulting from breach of fiduciary duty and to direct the Company and the defendants to take all necessary actions to reform and improve its corporate governance and internal procedures to comply with applicable law. The Company has entered into a Stipulation and Agreement of Settlement on October 16, 2015. See more detailed discussion below under Settlement.

On January 21, 2015, Josh Crystal on behalf of himself and of all others similarly situated filed a class action lawsuit in the U.S. District Court for Central District of California against Medbox, Inc., and certain past and present members of the Board (Pejman Medizadeh, Bruce Bedrick, Thomas Iwanskai, Guy Marsala, and C. Douglas Mitchell). The suit alleges that the Company issued materially false and misleading statements regarding its financial results for the fiscal year ended December 31, 2013 and each of the interim financial periods that year. The plaintiff seeks relief of compensatory damages and reasonable costs and expenses or all damages sustained as a result of the wrongdoing. On April 23, 2015, the Court issued an Order consolidating the three related cases in this matter: Crystal v. Medbox, Inc., Gutierrez v. Medbox, Inc., and Donnino v. Medbox, Inc., and appointing a lead plaintiff. On July 27, 2015, Plaintiffs filed a Consolidated Amended Complaint. The Company has entered into a Stipulation and Agreement of Settlement on October 16, 2015. See more detailed discussion below under Class Settlement and Derivatives Settlement.

On January 18, 2015, Ervin Gutierrez filed a class action lawsuit in the U.S. District Court for the Central District of California. The suit alleges violations of federal securities laws through public announcements and filings that were materially false and misleading when made because they misrepresented and failed to disclose that the Company was recognizing revenue in a manner that violated US GAAP. The plaintiff seeks relief for compensatory damages and reasonable costs and expenses or all damages sustained as a result of the wrongdoing. On April 23, 2015, the Court issued an Order consolidating the three related cases in this matter: Crystal v. Medbox, Inc., Gutierrez v. Medbox, Inc., and Donnino v. Medbox, Inc., and appointing a lead plaintiff. On July 27, 2015, Plaintiffs filed a Consolidated Amended Complaint. The Company has entered into a Stipulation and Agreement of Settlement on October 16, 2015. See more detailed discussion below under Class Settlement and Derivatives Settlement.

On January 29, 2015, Matthew Donnino filed a class action lawsuit in the U.S. District Court for Central District of California. The suit alleges that the Company issued materially false and misleading statements regarding its financial results for the fiscal year ended December 31, 2013 and each of the interim financial periods that year. The plaintiff seeks relief for compensatory damages and reasonable costs and expenses or all damages sustained as a result of the wrongdoing. On April 23, 2015, the Court issued an Order consolidating the three related cases in this matter: Crystal v. Medbox, Inc., Gutierrez v. Medbox, Inc., and Donnino v. Medbox, Inc.,

and appointing a lead plaintiff. On July 27, 2015 Plaintiffs filed a Consolidated Amended Complaint. The Company has entered into a Stipulation and Agreement of Settlement on October 16, 2015. See more detailed discussion below under Class Settlement and Derivatives Settlement.

On February 12, 2015, Jennifer Scheffer, derivatively on behalf of Medbox, Guy Marsala, Ned Siegel, Mitchell Lowe and C. Douglas Mitchell filed a lawsuit in the Eighth Judicial District Court of Nevada seeking damages for breaches of fiduciary duty regarding the issuance and dissemination of false and misleading statements and regarding allegedly improper and unfair related party transactions, unjust enrichment and waste of corporate assets. On April 17, 2015, Ned Siegel and Mitchell Lowe filed a Motion to Dismiss. On April 20, 2015, the Company filed a Joinder in the Motion to Dismiss. On July 27, 2015, the Court held a hearing on and granted the Motion to Dismiss without prejudice. The Company has entered into a Stipulation and Agreement of Settlement on October 16, 2015. See more detailed discussion below under Class Settlement and Derivatives Settlement.

On March 10, 2015, Robert J. Calabrese, derivatively and on behalf of nominal defendant Medbox, Inc., filed a suit in the United States District Court for the District of Nevada against certain Company officers and/or directors (Ned L. Siegel, Guy Marsala, J. Mitchell Lowe, Pejman Vincent Mehdizadeh, Bruce Bedrick, and Jennifer S. Love). The suit alleges breach of fiduciary duties and gross mismanagement by issuing materially false and misleading statements regarding the Company’s financial results for the fiscal year ended December 31, 2013 and each of the interim financial periods. Specifically the suit alleges that defendants caused the Company to overstate the Company’s revenues by recognizing revenue on customer contracts before it had been earned. The plaintiff seeks relief for compensatory damages and reasonable costs and expenses for all damages sustained as a result of the alleged wrongdoing. The Company has entered into a Stipulation and Agreement of Settlement on October 16, 2015. See more detailed discussion below under Class Settlement and Derivatives Settlement.

On March 27, 2015, Tyler Gray, derivatively and on behalf of nominal defendant Medbox, Inc., filed a suit in the United States District Court for the District of Nevada against the Company’s Board of Directors and certain executive officers (Pejman Vincent Mehdizadeh, Matthew Feinstein, Bruce Bedrick, Thomas Iwanski, Guy Marsala, J. Mitchell Lowe, Ned Siegel, Jennifer S. Love, and C. Douglas Mitchell). The suit alleges breach of fiduciary duties and abuse of control. The plaintiff seeks relief for compensatory damages and reasonable costs and expenses for all damages sustained as a result of the alleged wrongdoing. Additionally the plaintiff seeks declaratory judgments that plaintiff may maintain the action on behalf of the Company, that the plaintiff is an adequate representative of the Company, and that the defendants have breached and/or aided and abetted the breach of their fiduciary duties to the Company. Lastly the plaintiff seeks that the Company be directed to take all necessary actions to reform and improve its corporate governance and internal procedures to comply with applicable law. The Company has entered into a Stipulation and Agreement of Settlement on October 16, 2015. See more detailed discussion below under Class Settlement and Derivatives Settlement.

On May 20, 2015, Patricia des Groseilliers, derivatively and on behalf of nominal defendant Medbox, Inc., filed a suit in the United States District Court for the District of Nevada against the Company’s Board of Directors and certain executive officers (Pejman Vincent Mehdizadeh, Ned Siegel, Guy Marsala, J. Mitchell Lowe, Bruce Bedrick, Jennifer S. Love, Matthew Feinstein, C. Douglas Mitchell, and Thomas Iwanski). The suit alleges breach of fiduciary duties and unjust enrichment. The plaintiff seeks relief for compensatory damages and reasonable costs and expenses for all damages sustained as a result of the alleged wrongdoing. Additionally the plaintiff seeks declaratory judgments that plaintiff may maintain the action on behalf of the Company, that the plaintiff is an adequate representative of the Company, and that the defendants have breached and/or aided and abetted the breach of their fiduciary duties to the Company. Lastly the plaintiff seeks that the Company be directed to take all necessary actions to reform and improve its corporate governance and internal procedures to comply with applicable law. The Company has entered into a Stipulation and Agreement of Settlement on October 16, 2015. On March 25, 2016, shareholder Richard Merritts, who filed a derivative lawsuit against the Company’s Board of Directors and certain executive officers on October 27, 2015, filed a Motion to Intervene in the case. By his Motion, Merritts seeks limited intervention in the Jones shareholder derivative action in order to seek confirmatory information and discovery regarding the Stipulation and Agreement of Settlement preliminarily approved by the Court on February 3, 2016. On April 4, 2016, Plaintiff Jones and the Company separately filed oppositions to the Motion to Intervene. The hearing on the Motion to Intervene is set for April 25, 2016. See more detailed discussion below under Class Settlement and Derivatives Settlement.

On June 3, 2015, Mike Jones, derivatively and on behalf of nominal defendant Medbox, Inc., filed a suit in the U.S. District Court for Central District of California against the Company’s Board of Directors and certain executive officers (Guy Marsala, J. Mitchell Lowe, Ned Siegel, Jennifer S. Love, C. Douglas Mitchell, Pejman Vincent Mehdizadeh, Matthew Feinstein, Bruce Bedrick, and Thomas Iwanski). The suit alleges breach of fiduciary duties, abuse of control, and breach of duty of honest services. The plaintiff seeks relief for compensatory damages and reasonable costs and expenses for all damages sustained as a result of the alleged wrongdoing. Additionally the plaintiff seeks declaratory judgments that plaintiff may maintain the action on behalf of the Company, that the plaintiff is an adequate representative of the Company, and that the defendants have breached and/or aided and abetted the breach of their fiduciary duties to the Company. Lastly the plaintiff seeks that the Company be directed to take all necessary actions to reform and improve its corporate governance and internal procedures to comply with applicable law. On July 20, 2015, the Court issued an Order consolidating this litigation with those previously consolidated in the Central District (Crystal, Gutierrez, and Donnino). On October 7, 2015, the Court issued an Order modifying the July 20, 2015 Order consolidating the litigation so that the matters remain consolidated for the purposes of pretrial only. The Company has entered into a Stipulation and Agreement of Settlement on October 16, 2015. See more detailed discussion below under Class Settlement and Derivatives Settlement.

On July 20, 2015, Kimberly Freeman, derivatively and on behalf of nominal defendant Medbox, Inc., filed a suit in the Eighth Judicial District Court of Nevada against the Company’s Board of Directors and certain executive officers (Pejman Vincent Mehdizadeh, Guy Marsala, Ned Siegel, J. Mitchell Lowe, Jennifer S. Love, C. Douglas Mitchell, and Bruce Bedrick). The suit alleges breach of fiduciary duties and unjust enrichment. The plaintiff seeks relief for compensatory damages and reasonable costs and expenses for all damages sustained as a result of the alleged wrongdoing. Additionally the plaintiff seeks declaratory judgments that plaintiff may maintain the action on behalf of the Company, that the plaintiff is an adequate representative of the Company, and that the defendants have breached and/or aided and abetted the breach of their fiduciary duties to the Company. Lastly the plaintiff seeks that the Company be directed to take all necessary actions to reform and improve its corporate governance and internal procedures to comply with applicable law. The Company has entered into a Stipulation and Agreement of Settlement on October 16, 2015. See more detailed discussion below under Class Settlement and Derivatives Settlement.

On October 16, 2015, solely to avoid the costs, risks, and uncertainties inherent in litigation, the parties to the class actions and derivative lawsuits named above entered into settlements that collectively effect a global settlement of all claims asserted in the class actions and the derivative actions. The global settlement provides, among other things, for the release and dismissal of all asserted claims. The global settlement is contingent on final court approval, respectively, of the settlements of the class actions and derivative actions. If the global settlement does not receive final court approval, it could have a material adverse effect on the financial condition, results of operations and/or cash flows of the Company and their ability to raise funds in the future.

Class Settlement

On December 1, 2015, Medbox and the class plaintiffs in Josh Crystal v. Medbox, Inc., et al., Case No. 2:15-CV-00426-BRO (JEMx), pending before the United States District Court for the Central District of California (the “Court”) notified the Court of the settlement. The Court stayed the action pending the Court’s review of the settlement and directed the parties to file a stipulation of settlement. On December 18, 2015, plaintiffs filed the Motion for Preliminary Approval of Class Action Settlement that included the stipulation of settlement. On February 3, 2016, the Court issued an Order granting preliminary approval of the settlement. The settlement provides for notice to be given to the class, a period for opt outs and a final approval hearing. The Court has scheduled the Final Settlement Approval Hearing to be held on May 16, 2016 at 1:30 p.m. The principal terms of the settlement are:

•	a cash payment to a settlement escrow account in the amount of $1,850,000 of which $150,000 will be paid by the Company and $1,700,000 will be paid by the Company’s insurers;

•	a transfer of 2,300,000 shares of Medbox common stock to the settlement escrow account, of which 2,000,000 shares would be contributed by Medbox and 300,000 shares by Bruce Bedrick;

•	the net proceeds of the settlement escrow, after deduction of Court-approved administrative costs and any Court-approved attorneys’ fees and costs would be distributed to the Class; and

•	releases of claims and dismissal of the action.

By entering into the settlement, the settling parties have resolved the class claims to their mutual satisfaction. However, the final determination is subject to approval by the Federal Courts. Defendants have not admitted the validity of any claims or allegations and the settling plaintiffs have not admitted that any claims or allegations lack merit or foundation. If the global settlement does not receive final court approval, it could have a material adverse effect on the financial condition, results of operations and/or cash flows of the Company and their ability to raise funds in the future.

Derivative Settlements

As previously announced on October 22, 2015, on October 16, 2015, the Company, in its capacity as a nominal defendant, entered into a memorandum of understanding of settlement (the “Settlement”) in the following shareholder derivative actions: (1) Mike Jones v. Guy Marsala, et al., in the U.S. District Court for Central District of California; (2) Jennifer Scheffer v. P. Vincent Mehdizadeh, et al., in the Eighth Judicial District Court of Nevada; (3) Kimberly Y. Freeman v. Pejman Vincent Mehdizadeh, et al., in the Eighth Judicial District Court of Nevada; (4) Tyler Gray v. Pejman Vincent Mehdizadeh, et al., in the U.S. District Court for the District of Nevada; (5) Robert J. Calabrese v. Ned L. Siegel, et al., in the U.S. District Court for the District of Nevada; (6) Patricia des Groseilliers v. Pejman Vincent Mehdizadeh, et al., in the U.S. District Court for the District of Nevada; (7) Michael A. Glinter v. Pejman Vincent Mehdizadeh, et al., in the Superior Court of the State of California for the County of Los Angeles (the “Shareholder Derivative Lawsuits”). In addition to the Company, Pejman Vincent Mehdizadeh, Matthew Feinstein, Bruce Bedrick, Thomas Iwanski, Guy Marsala, J. Mitchell Lowe, Ned Siegel, and C. Douglas Mitchell were named as defendants in all of the lawsuits, and Jennifer S. Love was named in all of the lawsuits but the Scheffer action (the “Individual Defendants”).

On December 3, 2015, the parties in the Jones v. Marsala action advised the Court of the settlements in the Shareholder Derivative Lawsuits and that the parties would be submitting the settlement to the Court in the Jones action for approval. The Court thereafter issued an order vacating all pending dates in the action and ordered Plaintiff to file the Stipulation and Agreement of Settlement for the Court’s approval. On December 18, 2015, plaintiffs filed the Motion for Preliminary Approval of Derivative Settlement that included the Stipulation and Agreement of Settlement. On February 3, 2016, the Court issued an Order granting preliminary approval of the settlement.

The Court has scheduled a final Settlement Hearing to be held on May 16, 2016 at 1:30 p.m. By the terms of the settlement, a final Court approval would provide for a release of the claims in the Shareholder Derivative Actions and a bar against continued prosecution of all claims covered by the release. By entering into the Settlement, the settling parties have resolved the derivative claims to their mutual satisfaction. The Individual Defendants have not admitted the validity of any claims or allegations and the settling plaintiffs have not admitted that any claims or allegations lack merit or foundation.

Under the terms of the Settlement, the Company agrees to adopt and adhere to certain corporate governance processes in the future. In addition to these corporate governance measures, the Company’s insurers, on behalf of the Individual Defendants, will make a payment of $300,000 into the settlement escrow account and Messrs. Mehdizadeh and Bedrick will deliver 2,000,000 and 300,000 shares, respectively, of their Medbox, Inc. common stock into the settlement escrow account. Subject to Court approval, the funds and common stock in the settlement escrow account will be paid as attorneys’ fees and expenses, or as service awards to plaintiffs.

The Settlement remains subject to approval by the Court. The Court must determine whether (1) the terms and conditions of the Settlement are fair, reasonable, and adequate in the best interest of the Company and its stockholders, (2) if the judgment, as provided for in the Settlement, should be entered, and (3) if the request of plaintiff’s counsel for an award of attorneys’ fees and reimbursement of expenses should be granted.

The Company’s responsibilities as to the proposed settlements have been accrued and included in Accrued settlement and severance expenses on the accompanying consolidated balance sheet as of December 31, 2015. If the Class or Derivative settlements do not receive final court approval, it could have a material adverse effect on the financial condition, results of operations and/or cash flows of the Company and their ability to raise funds in the future.

On October 27, 2015, separate from the above lawsuits and settlement, Richard Merritts, derivatively and on behalf of nominal defendant Medbox, Inc., filed a suit in the Superior Court of the State of California for the County of Los Angeles against the Board and certain executive officers (Guy Marsala, J. Mitchell Lowe, Ned Siegel, Jennifer S. Love, C. Douglas Mitchell, Pejman Vincent Mehdizadeh, Matthew Feinstein, Bruce Bedrick, Jeff Goh, and Thomas Iwanski). The suit alleges breach of fiduciary duties by the defendants. Relief is sought awarding damages resulting from breach of fiduciary duty and to direct the Company and the defendants to take all necessary actions to reform and improve its corporate governance and internal procedures to comply with applicable law. On February 16, 2016, the court issued an order staying the litigation pending final court approval of the settlement of the other pending derivative actions involving Medbox, Inc., as nominal defendant, and former and current officers and directors. The settlement of the other derivative actions has been preliminarily approved by the court in Jones v. Marsala, et al., Case No. 15-cv-4170 BRO (JEMx), in the U.S. District Court for the Central District of California. On March 25, 2016, Merritts filed a Motion to Intervene in the case filed by Mike Jones in the U.S. District Court for the Central District of California. By his Motion, Merritts seeks limited intervention in the Jones shareholder derivative action in order to seek confirmatory information and discovery regarding the Stipulation and Agreement of Settlement preliminarily approved by the Court on February 3, 2016. On April 4, 2016, Plaintiff Jones and the Company separately filed oppositions to the Motion to Intervene. The hearing on the Motion to Intervene is set for April 25, 2016.

On December 26, 2014, Medicine Dispensing Systems, a wholly-owned subsidiary of Medbox, filed a suit against Kind Meds, Inc. to collect fees of approximately $550,000 arising under a contract to establish a dispensary. Kind Meds, Inc. filed a cross complaint against Medicine Dispensing Systems for breach of contract and breach of implied covenant of good faith and fair dealing, claiming damages of not less than $500,000. On November 14, 2015, the parties entered into a Confidential Settlement and Release Agreement wherein the matter was resolved with no amounts owing by the Company, and the complaint and cross complaint were subsequently dismissed.

Employee Arbitration

The Company commenced arbitration proceedings against a former employee on June 13, 2013 related to employment claims asserted by the employee. Thereafter, the employee filed a suit in Los Angeles County Superior Court. The suit was stayed pending the outcome of the arbitration and thereafter dismissed without prejudice. The Company obtained a favorable arbitration award. The Company then filed an Application to Confirm the Arbitration Award in Arizona Superior Court, Maricopa County. After being unable to serve the employee, the Company performed service by publication and filed proofs of publication for service on the employee on February 27, 2015 and March 2, 2015. On November 13, 2015, the parties entered into a Confidential Settlement and Release Agreement wherein the matter was resolved with no amounts owing by the Company, and the suit was dismissed with prejudice.

SEC Investigation

In October 2014, the Board of Directors of the Company appointed a special board committee (the “Special Committee”) to investigate issues arising from a federal grand jury subpoena pertaining to the Company’s financial reporting which was served upon the Company’s predecessor independent registered public accounting firm as well as certain alleged wrongdoing raised by a former employee of the Company. The Company was subsequently served with two SEC subpoenas in early November 2014. The Company is fully cooperating with the grand jury and SEC investigations. In connection with its investigation of these matters, the Special Committee in conjunction with the Audit Committee initiated an internal review by management and by an outside professional advisor of certain prior period financial reporting of the Company. The outside professional advisor reviewed the Company’s revenue recognition methodology for certain contracts for the third and fourth quarters of 2013. As a result of certain errors discovered in connection with the review by management and its professional advisor, the Audit Committee, upon management’s recommendation, concluded on December 24, 2014 that the consolidated financial statements for the year ended December 31, 2013 and for the third and fourth quarters therein, as well as for the quarters ended March 31, 2014, June 30, 2014 and September 30, 2014, should no longer be relied upon and would be restated to correct the errors. On March 6, 2015 the audit committee determined that the consolidated financial statements for the year ended December 31, 2012, together with all three, six and nine month financial information contained therein, and the quarterly information for the first two quarters of the 2013 fiscal year should also be restated. On March 11, 2015, the Company filed its restated Form 10 Registration Statement with the SEC with restated financial information for the years ended December 31, 2012 and December 31, 2013, and on March 16, 2015, the Company filed amended and restated quarterly reports on Form 10-Q, with restated financial information for the periods ended March 31, June 30 and September 30, 2014, respectively.

The staff of the Los Angeles Regional Office of the U.S. Securities and Exchange Commission recently advised counsel for the Company in a telephone conversation, followed by a written “Wells” notice, that it is has made a preliminary determination to recommend that the Commission file an enforcement action against the Company in connection with misstatements by prior management in the Company’s financial statements for 2012, 2013 and the first three quarters of 2014. A Wells Notice is neither a formal allegation of wrongdoing nor a finding that any violations of law have occured. Rather, it provides the Company with an opportunity to respond to issues raised by the Staff and offer its perspective prior to any SEC decision to institute proceedings. These proceedings could result in the Company being subject to an injunction and cease and desist order from further violations of the securities laws as well as monetary penalties of disgorgement, pre-judgment interest and a civil penalty. The Company is in the process of responding in writing to the “Wells” notice. Under current management, the Company restated the relevant financial statements and took other remedial action, and has been cooperating with the SEC’s investigation since November 2014, including the appointment of a Special Committee of the Board to investigate the conduct of prior management and disclose this conduct to the SEC. The Company has also produced documents to the SEC and has made witnesses available, both voluntarily and for sworn testimony pursuant to subpoena. The Company is unable to predict the outcome of the investigation, any potential enforcement actions or any other impact on the Company that may arise as a result of such investigation. The Company has not established a liability for this matter, because it believes that the probability of loss related to this matter and an estimate of the amount of loss, if any, are not determinable at this time. An adverse judgment or action of the SEC could have a material adverse effect on the financial condition, results of operations and/or cash flows of the Company and their ability to raise funds in the future.

West Hollywood Lease

The lease for the former office at 8439 West Sunset Blvd. in West Hollywood, CA has been partially subleased. The Company plans to sublease the remainder of the office in West Hollywood, CA and continues to incur rent expense while the space is being marketed. The landlord for the prior lease filed a suit in Los Angeles Superior Court in April 2015 against the Company for damages they allege have been incurred from unpaid rent and otherwise. In January 2016, the landlord filed a first amended complaint adding the independent guarantors under the lease as co-defendents and specifying damages claim of approximately $300,000. A trial date has been set in November 2016. The Company is presently unable to determine whether the likelihood of an unfavorable outcome of the dispute is probable or remote, nor can it reasonably estimate a range of potential loss, should the outcome be unfavorable.

ITEM 4.	MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Securities

The Company’s common stock is quoted on the OTCQB under the symbol “MDBX” through March 20, 2016. Beginning March 21, 2016, the Company’s common stock is quoted on the OTCQB under the symbol “NGBL”.

The following table sets forth, for the periods indicated, the range of high and low intraday closing bid information per share of our common stock.

	High Sale	Low Sale
Fiscal Quarters	Price	Price
First Quarter 2014	$93.50	$20.98
Second Quarter 2014	$30.00	$13.25
Third Quarter 2014	$18.54	$7.90
Fourth Quarter 2014	$15.20	$4.25
First Quarter 2015	$6.95	$1.38
Second Quarter 2015	$1.49	$0.11
Third Quarter 2015	$0.30	$0.05
Fourth Quarter 2015	$0.14	$0.01
First Quarter 2016	$0.04	$0.01

The above prices reflect representative inter-dealer quotations, without retail markup, markdown or other fees or commissions, and may not represent actual transactions.

As of April 6, 2016, there were approximately 1,357 holders of record of the Company’s common stock. Between January 1, 2015 and April 6, 2016 the high and low reported sales price of our common stock was $6.95 and $0.01, respectively, and on April 6, 2016 the closing price of our common stock was $0.01.

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

Recent Sales of Unregistered Securities

Pursuant to the Farming Agreement, described under Item 7 of this Annual Report on Form 10-K under the heading “Farming Agreement”, the Company granted Whole Hemp a warrant (the “Warrant”) to purchase 4,000,000 shares of Company common stock at an exercise price of $0.50 per share, exercisable at any time within 5 years.

The Company relied on the exemption from registration provided by Section 4(a)(2) under the Securities Act of 1933, as amended, for transactions not involving a public offering.

Between December 18 and 22, 2015, the Company sold 5,718,082 shares of common stock under its 2014 Plan to certain officers and other employees and consultants of the Company at a price of $0.0188 per share for an aggregate of $107,500. All employees, directors and officers of the Company were entitled to participate in the employee stock purchase plan. The Company relied upon the exemption from registration provided by Section 506(b) of Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering.

On December 22, 2015, the Company sold 833,332 shares of common stock to certain service providers to the Company at a price of $0.0188 per share for an aggregate of $20,000. The Company relied upon the exemption from registration provided by Section 506(c) of Regulation D and/or Section 4(a)(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering.

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

Overview

Notis Global provides specialized services to operators of cannabis dispensaries, cultivation centers, manufacturers and research and development facilities in those states where approved. Through January 2016, we also sold a line of portable vaporizers and accessories under the Vaporfection brand name.

Under our new business model, we, either through Notis Global or one of our affiliates, seek to obtain licenses to operate dispensaries, cultivation centers and manufacturing facilities. We then contract with unaffiliated third-party operators to manage the day-to-day operations of cultivation centers, dispensaries and manufacturing facilities we develop and assign them the rights to manage and operate the dispensary in exchange for a percentage of operating income or a fixed fee based on applicable state law. We also provide ongoing consulting services, for which we receive recurring revenues.

Under our original business model, we entered into one-time consulting agreements to help our clients obtain a license to sell or cultivate marijuana and to assist them with the build out of a location for their business, including the sale to the client of a Notis Global dispensing system, pursuant to a consulting agreement that we refer to as our “Turn-Key Business Establishment Agreement.” Historically, we generated revenue from various sources on a “one-time basis” for services that we provided to clients in helping them create, license, build out and open dispensaries and cultivation centers. We are now transitioning to a recurring revenue model as described in the previous paragraph and below.

In 2014, we arranged for the submission of 36 license applications in five states on behalf of clients. We obtained five licenses or registrations in the States of Oregon, Illinois, Washington and California for or on behalf of clients or for potential clients. We intend contract with third party operators to manage and operate dispensary and cultivations sites under these licenses for a fee. Most of the current dispensary and cultivation sites that are opening under these licenses began conducting business in 2015 or are expected to begin conducting business in 2016. We are also currently in discussions with third-party license holders that operate dispensaries and cultivation centers to provide them consulting, training, compliance and regulatory support.

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

In 2015, our operating partner opened the dispensary in Portland, Oregon. This dispensary has recently reached our expected volume levels and is the top rated dispensary in Portland according to Leafly.com.

In August 2015, we closed on the purchase of a farm located outside of Pueblo, CO. We are now building greenhouses on this 320 acre site for cultivation of hemp by our partner under our license for this site. The hemp products will be sold by our sales staff under the agreement signed with Whole Hemp on December 18, 2015, as discussed in Note 3 to the Company’s financial statements for the year ended December 31, 2015 in Item 8 of this Report. The greenhouses are presently under construction to provide hemp seedlings for the crop to be harvested in the late summer of 2016.

On December 31, 2015, our operating partner made a matching investment to close on our escrow for a dispensary site in San Diego, CA. Notis Global, through an affiliated company, holds the approved conditional use permit to operate a dispensary on this site. On February 25, 2016, we sold 35% of the ownership interests in Sunrise Dispensary, LLC, the entity that controlled the permit for the San Diego dispensary for $171,429.

                On April 6, 2016, we sold our remaining interests in Sunrise Dispensary, LLC and all of our interests in Sunrise Property Investments, LLC, an entity that our underlying real estate related to the San Diego dispensary, for an aggregate of $335,000 and foregiveness of $193,000 owed by Notis for improvements on the property. Following April 6, 2016, we no longer owned any interest in the San Diego Dispensary, which as of such date, had not yet opened for business.

In Washington State, we hold two licenses to operate dispensaries. The two dispensaries will be operated by independent operating partners. We receive a fixed fee from the operating partner which is paid monthly. We also own the real estate for one of the dispensaries which we lease to the operator and for which we receive monthly rental income.

We also sell a line of portable vaporizers and accessories under the Vaporfection brand name. In January 2016, management and the Board of Directors decided to exit the portable vaporizer business because we believe the Company has better opportunities in the core cannabis business. On March 28, 2016 we sold our assets in Vaporfection for $70,000, which is payable $35,000 upon the sale and $35,000 under a 6% note payable loaned to the buyer due September 30, 2016.

Comparison of the twelve months ended December 31, 2015 and 2014

The Company reported a consolidated net loss of approximately $50,447,000, for the year ended December 31, 2015 and approximately $16,541,000 for the year ended December 31, 2014. The increase in net loss of approximately $33,906,000 was primarily due to increases in financing costs related to our convertible debentures, the change in fair value of derivative liabilities and amortization of the debt discount, and general and administrative expenses, offset by a decrease in costs of revenue. In 2015, Company changed its business model to contracting with third-party operators for a percentage of operating income or a recurring fixed fee based on applicable law. During the transition period our new business model, expenses to secure new contracts and licenses were incurred and revenue is deferred principally until new licenses are obtained and new dispensaries and cultivation centers have been built-out and begin operating.

Operating expenses increased for the twelve months ended December 31, 2015 compared to the same period of 2014 by $8,412,000. One component of the increase was the introduction during the third quarter of 2014 of a new stock compensation plan to attract new talent to the Board of Directors and the management team which added to operating costs for stock based compensation expense of approximately $1,640,000. Other causes of the increase are increases in general and administrative expense from legal expenses to defend shareholders suits, assist the Company with contracting and to provide general corporate counsel of $2,436,000, impairment losses for Vaporfection intangible assets, goodwill and the Medbox domain name totaling $1,755,000 and increased public company costs for preparation and filing of restatements, re-sale registration statements and periodic filings with the SEC of $1,053,000.

Revenue

Total revenue consisted of deferred revenue which was recognized in the current period for consulting agreements, sale of territory rights to a related party, rental income and revenue from sales of vaporizers and accessories of the Company’s subsidiary Vaporfection International, Inc. (“VII”).

Revenue for the year ended December 31, 2015 decreased by $64,000 from 2014. The decrease was due to non-recurring 2014 transactions including $175,000 for sale of management rights in one Arizona location and approximately $203,000 in referral fees. There were no similar transactions in 2015. During the year ended December 31, 2015, we recorded an increase of approximately $110,000 in consulting revenue due to recognition of deferred revenue from completion of obligations to clients along with an increase of approximately $99,000 in vaporizer and accessories sales due to introduction of our new portable vaporizers. Also, during the year ended December 31, 2015 the Company received rental income of $70,000 under a sublease in Oregon and a lease agreement in Washington; there was no corresponding rental income in the same period of 2014.

Allowances and refunds

During the year ended December 31, 2014, the Company recorded an allowance for refunds of $67,000 for San Diego clients. There were no corresponding transactions during the same period of 2015.

Cost of revenue

Costs of revenues decreased approximately $1,727,000 for the year ended December 31, 2015 as compared to the same period of 2014. The decrease was primarily due to the decrease in new market development costs and a decrease in inventory write-down for slow moving inventory of vaporizers. These decreases were partially offset by an additional charge during 2015 to write off deposits paid to the Company’s manufacturer who filed for bankruptcy.

New market development costs decreased by approximately $1,819,000 for the year ended December 31, 2015 compared to the same period of 2014. Cost of inventory for the year ended December 31, 2014 includes the cost of one property sold with the balance consisting of costs to develop markets in San Diego, Illinois, Washington, Nevada. New market development costs consist of costs incurred in new markets prior to securing a location and obtaining a license for new dispensary or cultivation facilities in the state. While the locations related to the new market development costs are the same for both comparable periods, the costs incurred were higher during 2014 because of front-loaded costs in the development cycle which include initial application costs, research costs and legal and zoning work.

On May 4, 2015, AVT, Inc., the manufacturing partner of the Company’s dispensing machine systems announced that they had commenced a voluntary filing for restructuring and court protection under Chapter 11 of the United States Bankruptcy Code. During the second quarter of 2015, the Company completed a strategic review of the dispensing machines and concluded that they would take a reduced role in future marketing and sales efforts. As a result of the strategic review, the Company evaluated the inventory and the related deposits in connection with reduced demand and concluded a write down of both assets was required. The bankruptcy of the manufacturing further complicates the process to convert the inventory and advances to cash and therefore is an additional factor in the decision to write down the inventory and record a valuation reserve against the deposits. Accordingly, during the second quarter of 2015, the Company evaluated the realizability of the dispensing machines and deposits, and wrote down the inventory by approximately $61,000 to an estimated net realizable value of $110,000 and recorded a valuation reserve against the deposits of approximately $293,000 resulting in net deposits of $33,000. During the third quarter, the Company ended negotiations with the supplier and bankruptcy counsel advised that collection of deposits and availability of inventory from the supplier was unlikely. Accordingly, the remaining deposit and inventory valued at $143,000 were written off, resulting in a total write down of inventory of approximately $500,000 for the year ended December 31, 2015.

During the year ended December 31, 2014, the Company recorded approximately $329,000 for the write down of slow moving, older models of vaporizer inventory. In 2015, in connection with the decision to exit the vaporizer business, the Company recorded an additional write down of approximately $52,000. The year over year write down decreased by approximately $277,000.

During the year ended December 31, 2014, due to unfavorable terms demanded by the sellers to extend the escrow and closing date, the Company allowed the escrows to expire on three real property agreements with an aggregate purchase price of $3,195,000 and had to forfeit $140,000 in earnest money. There were no corresponding charges in 2015.

Operating Expenses

Operating expenses consist of all other costs incurred during the period other than cost of revenue. The Company incurred approximately $18,697,000 in operating expenses for year ended December 31, 2015 compared to approximately $10,285,000 for the year ended December 31, 2014. The increase of approximately $8,412,000 was primarily due to the increase in general and administrative expenses of $9,037,000 offset by a decrease in sales and marketing and research and development expenses.

Sales and Marketing expenses

Sales and marketing expenses include employee costs, outside services for sales and marketing consultants, lobbying costs, travel and entertainment and sales lead generation. The Company incurred approximately $551,000 and $934,000 in sales and marketing expenses for the year ended December 31, 2015 and 2014, respectively. The decrease of approximately $382,000 was primarily a result of a decrease of $236,000 in marketing expense which was principally due to a non-recurring marketing expense during the third quarter of 2014 for the San Diego market of approximately $150,000 and a decrease of approximately $134,000 in lobbying expense as the Company focused on developing specific opportunities as opposed to opening new markets and finding new sites.

Research and development expenses

Research and development expenses of approximately $242,000 incurred during the year ended December 31, 2014 consists of engineering work done on the software enhancements of the dispensing machine, additional research on vaporizers, and patent related expenses. There were no similar expenses during the same period of 2015.

General and administrative

General and administrative expenses include salary costs, including stock based compensation, professional costs, including the costs associated with being a public company and consultants, rent and other costs. The expenses incurred during the year ended December 31, 2015 and 2014 are summarized and described below:

Salary costs

During the third quarter of 2014, the Company introduced a new stock compensation plan to attract new talent to the Board of Directors and the management team. This program added approximately $1,641,000 in costs for the year ended December 31, 2015 compared to the same period of 2014.

Employee costs and bonuses increased due to the addition of the full time CFO in October 2014 along with a Senior VP of Operations and Government relations and a Senior VP of Business Development in 2015 to lead the growth and development of the business, along with an increase in bonuses in 2015.

Professional costs

Legal costs increased during the year ended December 31, 2015 over 2014, mainly as the Company dealt with more general corporate legal matters, including the costs to defend the legal actions and shareholders law suits brought against the Company, assistance with contracting and to provide general corporate counsel. During the second quarter of 2015, the Company recorded a liability to indemnify its former CEO, Dr. Bruce Bedrick, for legal expenses in the amount of approximately $430,000, principally in connection with shareholder derivative suits.

The costs of being public include legal fees for our corporate securities counsel, filing fees, independent directors’ fees and bonuses and investor relations costs. During the year ended December 31, 2015, these amounts increased by $1,499,000 as compared to the same period of the previous year caused by preparation of our restated financial statements and periodic reports in 2015 (as discussed in Note 19 to our financial statements for the year ended December 31, 2014 included in our Annual Report on Form 10-K filed with the SEC on March 26, 2015), preparation of re-sale registration statements on Form S-1 on behalf of selling stockholders filed with the SEC on April 9, 2015 (effective June 11, 2015) and on October 16, 2015 (effective December 15, 2015) and related amendments thereto, as wells as shareholder information statement on Form 14C filed with the SEC on September 24, 2015, modifications to convertible debenture loan agreements and related filings, director’s bonuses, and additional SEC compliance. In addition to the foregoing, the Company incurred an increase of $703,000 in professional accounting and audit services in 2015. These costs mainly include the independent registered accounting firm and independent consultants in relation to the restatements of the previous years-end financials for the years ended December 31, 2013 and 2012, and the interim periods thereof, as well as the audit for the year ended December 31, 2014 and audit expenses for the registration statements and stockholder information statements that were filed and distributed to stockholders.

Settlement expense of approximately $777,000 includes the severance payments and related costs payable to Guy Marsala, former CEO of the Company in the amount of approximately $515,000 and settlement expenses related to a class action suit totaling $202,000, which represents a cash portion of $150,000 and the fair value of 2,000,000 common shares at $0.26 per share, or $52,000.

Rent

The Company moved to new offices in Los Angeles, CA in late April 2015 to reduce occupancy costs. However, rent expense increased over 2014 due to the fact that the previously occupied office space in West Hollywood was only partially subleased. The sublease on the new office has a term of 18 months and with monthly rent of approximately $7,500. The Company plans to sublease the remainder of the office in West Hollywood, CA and continues to accrue rent expense while the space is being marketed.

Other costs

Other expense increased mostly as a result of our vaporizing business performing below expectations and increased insurance costs for directors’ and officers’ coverage.

As a result of our annual year-end reevaluation of long lived assets, the Company recorded a write-off of intangible assets in the amount of approximately $586,000 and goodwill of approximately $1,100,000 relating to our vaporizing business. This decision was based on several facts, including that the new vaporizer products we introduced during late 2015 did not sell as expected, and we did not see this area of our business growing in the future. In addition, depreciation on some assets was accelerated, which led to an increase of expenses of approximately $175,000 for the year ended December 31, 2015 compared to the same period of 2014. Also, due to the Company’s name change, we recorded $69,000 impairment of medbox.com domain name.

Another significant increase in expenses was due to approximately $470,000 for directors’ and officers’ insurance.

Other Income (Expense)

Other income (expense) includes the financing costs associated with our July 2014 convertible debenture, September 2014 convertible debenture, and August 2015 convertible debentures, including the amortization of the debt discount and the change in fair value of the derivative liability. As disclosed in Note 5 of the Company’s financial statements for the year ended December 31, 2015 under Item 8 of this Report, the reset provision for the subsequent sale of any dilutive issuance at a lower sale or exercise price than the then current conversion price results for accounting purposes as a liability being recognized for the fair value of the derivative. This derivative is re-measured each period end, with the change in fair value for the years ended December 31, 2015 and 2014 of approximately $9,088,000 and $1,806,000, respectively being recognized in Other income (expense). This derivative feature also results in a debt discount for the initial fair value recognized for the derivative. The debt discount also includes the fair value of the warrants issued with the convertible debentures. This debt discount is amortized as “other expense” over the life of the convertible debenture, or until conversion if earlier, which amounted to approximately $11,692,000 for the twelve months ended December 31, 2015 and $676,000 for the same period of 2014. Additionally, the current year closings to convertible debentures resulted in the calculated fair value of the debt being greater than the face amounts of the debt by approximately $9,201,000 with this excess amount being immediately expensed as Financing costs.

Interest expense for the stated interest on our convertible debentures incurred during year ended December 31, 2015 amounted to approximately $431,000. In the amendment dated January 30, 2015 to the convertible debentures (see Note 5 in the Company’s financial statements for the year ended December 31, 2015 under Item 8 of this Report) the payment schedule was amended to no longer require amortization payments. In connection with the amortization payments, there was a 30% premium which was recognized as accrued interest until such time as the payments were scheduled to be paid. Because the January 30 amendments to the convertible debentures removed the amortization payments, this 30% interest accrual will no longer be settled, and, therefore, the approximately $100,000 in accrued interest has been reversed. In addition to the foregoing, the Company incurred approximately $46,000 in interest on the promissory note issued in relation to the purchase of the property in the State of Washington and approximately $94,000 related to notes for the purchase of the land in Colorado. All of the above resulted in interest expense (including immaterial other amounts of interest expense) of approximately $477,000 for the period ending December 31, 2015.

Also during the second quarter of 2015, the Company recorded $175,000 in other income due to recovery of previously written off accounts receivable.

Net Loss

As a result of the factors set forth above, our net loss increased by approximately $33,906,000 to $50,447,000 for the year ended December 31, 2015 compared to $16,541,334 for the year ended December 31, 2014.

Liquidity and Capital Resources

As of December 31, 2015, the Company had cash on hand of approximately $119,000 compared to approximately $101,000 at December 31, 2014.

Cash Flow

During the year ended December 31, 2015 cash was primarily used to fund operations and pursue license application processes.

	For the year ended December 31,
Cash flow	2015	2014
Net cash used in operating activities	$(9,583,121)	$(6,319,400)
Net cash used in investing activities	(1,188,173)	(418,797)
Net cash provided by financing activities	10,789,122	6,671,376

Net increase (decrease) in cash	$17,828	$(66,821)

Cash Flows – Operating Activities

During the year ended December 31, 2015, cash flows used in operating activities were approximately $9,583,000, consisting primarily of the net loss for the year of 2015 of approximately $50,447,000, reduced for non-cash adjustments for the change in fair value of the derivative liability of approximately $9,088,000, amortization of the debt discount of approximately $11,692,000, stock based compensation of approximately $6,056,000, financing costs of approximately $9,201,000, and impairment charges for Goodwill and intangible assets of approximately $1,915,000. Additional significant components of cash used in operating activities were the inventory write-off of approximately $550,000 and a decrease in customer deposits of approximately $595,000 due to refunds and completion on some agreements, a decrease in accrued expenses of approximately $335,000 related primarily to the payment of legal bills included in accrued expenses at December 31, 2014, charges from escrow deposits of $300,000 and depreciation and amortization of approximately $196,000 . These operating uses of cash were primarily offset by an increase of approximately $2,275,000 due to the timing and deferral of the payment of trade payables, an increase in accrued settlement and severance expenses of approximately $963,000, mainly related to Guy Marsala separation and Bruce Bedrick indemnification for legal expenses related to shareholder lawsuits, and accrued expenses for directors’ bonuses in the amount of approximately $240,000.

Cash Flows – Investing Activities

During the year ended December 31, 2015, cash flows used in investing activities was approximately $1,188,000, consisting primarily of the $500,000 cash portion of the Farm acquisition allocated to $445,000 for the land and $55,000 for the buildings, and approximately $624,000 for construction and equipment related to the Farm.

Cash Flows – Financing Activities

During the year ended December 31, 2015, cash flows provided by financing activities were approximately $10,789,000, consisting mainly of approximately $11,335,000 of proceeds (net of issuance costs of approximately $352,000 from the additional note issuances of the July 2014, September 2014, and August 2015 convertible notes payable of approximately $7,640,000), $150,000 in the issuance of convertible debentures to two of our Directors, and $144,500 from the sale of common stock. This was offset mainly by $625,000 in payments on notes payable to a related party.

Future Liquidity and Cash Flows

Management believes that the Company’s cash balances on hand, cash flows expected to be generated from operations, proceeds from current and future expected debt issuances and proceeds from future share capital issuances, if any, may not be sufficient to fund the Company’s net cash requirements through April, 2017. As noted in the footnotes to the accompanying consolidated financial statements, the Company is also in the process of obtaining final approval on a settlement agreement in their Class action and Derivative lawsuits (Note 17) and recently received a Wells Notice from the SEC (Note 17) in connection with misstatements by prior management in the Company’s financial statements for 2012, 2013 and the first three quarters of 2014. The Company is unable to predict the outcome of these matters, nevertheless, a rejection of the settlement agreements or adverse action of the SEC could have a material adverse effect on the financial condition, results of operations and/or cash flows of the Company and their ability to raise funds in the future. In order to execute the Company’s long-term growth strategy, which may include selected acquisitions of businesses or facilities that may bolster the expansion of the Company’s management services business, and purchases of real estate which would be used as a basis for acquiring retail dispensary and cultivation facilities in regulated markets, the Company will need to raise additional funds through public or private equity offerings, debt financings, or other means.

Our financial statements were prepared on a going concern basis. The going concern basis assumes that the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of business. During the year ended December 31, 2015, the Company had a net loss of approximately $50.5 million, negative cash flow from operations of $9.6 million and negative working capital of $32.9 million. The Company will need to raise capital in order to fund its operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement a business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

On July 24, 2015, the Company entered into an Agreement of Purchase and Sale of Membership Interest with East West Secured Development, LLC to purchase 100% of the membership interest of EWSD I, LLC which has entered into an agreement with Southwest Farms, Inc. to purchase certain real property comprised of 320-acres of agricultural land in Pueblo, Colorado (the “the Farm”). The Farm is expected to yield revenue and profits for the Company in future years as described under the headings “Farming Agreement” and “Growers’ Agent Agreement” below.

Farming Agreement:

On December 18, 2015, the Company and its subsidiary EWSD, entered into a Farming Agreement (the “Farming Agreement”) with Whole Hemp Company (“Whole Hemp”), pursuant to which Whole Hemp will manufacture products from hemp and cannabis crops it will grow on EWSD farmland, and the Company will build greenhouses for such activities up to an aggregate size of 200,000 square feet. Whole Hemp will pay all preapproved costs of such construction on or before September 30, 2017 as partial consideration for a revocable license to use the greenhouses and a separate 10-acre plot of EWSD farmland (the “10 Acres”). EWSD will retain ownership of the greenhouses.

For the first growing season, commencing October 1, 2016 and ending September 30, 2017, the Company will receive a percentage of gross sales of all Whole Hemp products. The Company will continue to share in the gross sales of all Whole Hemp products during each subsequent growing season, to be paid on a monthly basis, provided that the Company has used commercially reasonable efforts to provide certain marketing services in international markets and certain other marketing related services and assistance developing a seed program. In addition, the Company will receive 50% of Whole Hemp’s gross profits from the farming activities on the 10 Acres.

Further, the Company will receive half of the gross profits from the sale of products produced from crops grown on a dedicated 40-acre parcel of Whole Hemp’s farmland in exchange for marketing, sales, and related services provided by the Company on an exclusive basis.

The Farming Agreement is effective until September 30, 2026 and may be extended by either party for a 5-year period.

Amendment and Restatement of Farming Agreement:

On March 11, 2016, Notis Global and its subsidiary EWSD, entered into a First Amended and Restated Farming Agreement (the “Restated Farming Agreement”) with Whole Hemp Company (“Whole Hemp”), amending and restating that certain Farming Agreement, dated December 18, 2015, by and between the same parties. In addition to the descriptions above, under the heading “Farming Agreement”, the Restated Farming Agreement sets forth that EWSD, rather than the Company, will be responsible for the building of greenhouses to be utilized by Whole Hemp for growing hemp and cannabis crops pursuant to the Restated Farming Agreement, and that EWSD will be the recipient of all payments by Whole Hemp (including all revenue sharing arrangements) under the Restated Farming Agreement.

Additionally, the Restated Farming Agreement calls for EWSD to dedicate a portion of any equity financings to mutually agreed capital expenditures with respect to the EWSD farm. If such equity financings close and the capital expenditures are deployed, Whole Hemp will pay EWSD a percentage of gross sales of all Whole Hemp products during the period from March 15, 2016 until September 30, 2016 or, if greater, a fixed minimum amount. The Company’s revenue share and corresponding minimum payment during this period will increase incrementally based on the extent of such capital expenditures. As before, the Company will continue to share in the gross sales of all Whole Hemp products during each subsequent growing season.

Growers’ Distributor Agreement:

On December 18, 2015, the Company also entered into a Growers’ Agent Agreement (the “Growers’ Agent Agreement”) with Whole Hemp, pursuant to which the Company will provide marketing, sales, and related services on behalf of Whole Hemp in connection with the sale of its Cannabidiol oil product, from which the Company will receive a percentage of gross revenues (other than on the sale of such product generated from the EWSD 10 Acres and the Whole Hemp 40-acre plot subject to the Farming Agreement). The Growers’ Distributor Agreement is effective until September 30, 2025.

Amendment and Restatement of Growers’ Distributor Agreement:

On March 11, 2016, EWSD (as substitute for the Company) entered into a First Amended and Restated Grower’s Distributor Agreement (the “Restated Grower’s Distributor Agreement”) with Whole Hemp, amending and restating that certain Grower’s Agent Agreement, dated December 18, 2015, by and between the Company and Whole Hemp.

The Restated Grower’s Distributor Agreement grants Whole Hemp a right of first offer in the event the Company or any subsidiary proposes to use its farming facilities to grow crops for the production and/or sale of Cannabidiol oil product, and with respect to any opportunity the Company or any subsidiary finds to sell such product on behalf of a third party. The Restated Grower’s Distributor Agreement also provides that distribution fee payable to EWSD now includes a percentage of gross sales of the previously excluded product generated from 40 acres of Whole Hemp farmland (the “Whole Hemp Farmland”) and 10 acres of EWSD farmland. In addition, the Restated Grower’s Distributor Agreement allows the parties to renew its initial 10-year term for two successive 5-year terms.

Administrative Services Agreement:

On March 14, 2016, the Company and EWSD entered into an Administrative Services Agreement (the “Services Agreement”), pursuant to which the Company will serve as the exclusive administrative agent of EWSD for purposes of (i) performing EWSD’s obligations under the Restated Grower’s Distribution Agreement, (ii) performing EWSD’s obligations under the Restated Farming Agreement and (iii) providing various other administrative services. EWSD will pay the Company 10% of its gross revenues from (i) the Restated Grower’s Distributor Agreement, and (ii) its share of the profits from Whole Hemp Farmland products sold pursuant to the Restated Farming Agreement. The Services Agreement is effective until March 13, 2026 or, if later, the expiration or termination of the Restated Grower’s Distribution Agreement or the Restated Farming Agreement.

Financing Plans:

During 2015, we received approximately $11,335,000 in net funding from our lenders.

As disclosed in our Form 8-K dated February 10, 2016, our lenders have committed to an additional $275,000 which closed on February 11, 2016. The Company is in active discussions to sell a minority interest in our 360 acre farm in Pueblo, CO in a private transaction. The Company expects that these plans will provide it the necessary liquidity through the first quarter of 2017.

Entry into Note Purchase Agreement:

On February 10, 2016, Notis Global, Inc. (the “Company”) entered into a Note Purchase Agreement (the “Purchase Agreement”) with an accredited investor (the “Investor”), pursuant to which the Company agreed to sell, and the Investor agreed to purchase, a promissory note (the “Note”) in the aggregate principal amount of $275,000. The closing occurred on February 11, 2016.

The Investor deducted a commitment fee in the amount of $25,000 at the closing. The Note bears interest at the rate of 10% per year and matures on October 31, 2016. The Company may prepay all or any part of the outstanding balance of the Note at any time without penalty. In the event that the Company or any of its subsidiaries becomes subject to bankruptcy, insolvency, liquidation, or similar proceedings or takes certain related corporate actions, all outstanding principal and accrued interest under the Note will immediately and automatically become due and payable. In addition, the Note identifies certain other events of default, the occurrence of which would entitle the Investor to declare the outstanding principal and accrued interest immediately due and payable or to convert the Note, in whole or in part, into shares of the Company’s common stock at a conversion price that is the lower of (a) $0.75, or (b) a 51% discount to the lowest daily volume weighted average price of the Company’s common stock during the 20 trading days prior to the conversion date.

March 2016 Financing

The Company entered into a Note Purchase Agreement, effective as of March 14, 2016 (the “Effective Date”), with an Investor (the “March 15 Investor”) pursuant to which the March 15 Investor purchased and the Company issued and sold a promissory note in the original principal amount of $140,000 (the “First Promissory Note”). Upon satisfaction of certain conditions set forth in the Note Purchase Agreement, the Company will issue and sell a second promissory note in the original principal amount of $137,500 (the “Second Promissory Note”). Each Promissory Note matures six (6) months after the date of its issuance.

The First Promissory Note carries an original issue discount of $12,500 (the “First Promissory Note OID”). In addition, Company agreed to pay $5,000 towards the March 15 Investor’s legal fees incurred in connection with the purchase and sale of the First Promissory Note and the Second Promissory Note, $2,500 of which was paid to the March 15 Investor prior to the Effective Date and $2,500 of which amount (the “Carried Transaction Expense Amount”) is included in the initial principal balance of the First Promissory Note. The purchase price of the First Promissory Note was $125,000, computed as follows: $140,000 initial principal balance, less the First Promissory Note OID, less the Carried Transaction Expense Amount.

The Second Promissory Note, if issued, also carries an original issue discount of $12,500 (the “Second Promissory Note OID”). The purchase price of the Second Promissory Note shall be $125,000, computed as follows: $137,500 initial principal balance, less the Second Promissory Note OID (the “Second Promissory Note Purchase Price”).

On March 15, 2016, the Company issued and sold the First Promissory Note to the March 15 Investor.

Upon satisfaction of the terms (the “Mandatory Second Promissory Note Conditions”), the Company shall issue and sell the Second Promissory Note to the March 15 Investor. The Mandatory Second Promissory Note Conditions means that each of the following conditions has been satisfied on or before the date that is ninety (90) days from the Effective Date: (i) the Share Reserve (as defined in the First Promissory Note) for the First Promissory Note shall have been established; (ii) no Event of Default (as defined in the First Promissory Note) shall have occurred under the First Promissory Note; (iii) the median daily dollar volume of the Common Stock on its principal market for the nineteen (19) Trading Days (as defined in the First Promissory Note) immediately preceding the Share Reserve Date is greater than $75,000 per Trading Day; and (iv) the Company has notified Investor in writing that it has elected to require that Investor pay the Second Promissory Note Purchase Price. If the Mandatory Second Promissory Note Conditions are not satisfied as of the date that is ninety (90) days from the Effective Date, then the March 15 Investor shall not be obligated to pay the Second Promissory Note Purchase Price and the Second Promissory Note shall not be considered a valid, binding, or enforceable obligation of the Company, and, thereafter, the Second Promissory Note shall only be issued and the Second Promissory Note Purchase Price will only be payable upon the mutual written agreement of Company and the March 15 Investor.

The First Promissory Note and/or the Second Promissory Note may be prepaid at any time by the Company in the sole discretion of the Company at a 25% premium to the outstanding balance under the applicable Promissory Note.

In the event that the First Promissory Note and/or the Second Promissory Note is not paid in full on or before maturity by the Company, then the March 15 Investor shall have the right at any time thereafter until such time as the First Promissory Note and/or the Second Promissory Note is paid in full, at the March 15 Investor’s election, to convert (each instance of conversion being a “Conversion”) all or any part of the outstanding balance into shares (“Conversion Shares”) of fully paid and non-assessable Common Stock of the Company as per the following conversion formula: the number of Conversion Shares equals the amount being converted divided by 50% multiplied by the lowest daily volume weighted average price of the Common Stock in the twenty (20) Trading Days immediately preceding the applicable Conversion.

At any time and from time to time after the March 15 Investor becoming aware of the occurrence of any event of default, the March 15 Investor may accelerate the First Promissory Note and/or the Second Promissory by written notice to the Company, with the outstanding balance of the respective Note becoming immediately due and payable in cash at 125% of the outstanding balance.

Related Party Financing

Mr. Ned L. Siegel, the Chairman of the Company’s Board, entered into three separate subordinated convertible promissory notes convertible at $0.01 with the Company on March 4, 2016, March 10, 2016 and March 15, 2016, respectively, each in the principal amount of $25,000 and having a three year term and an interest rate of 8% per annum (the “Siegel Notes”).

In addition, Mr. J. Mitchell Lowe, a member of the Board, entered into one subordinated convertible promissory note convertible at $0.01 with the Company on March 15, 2016 in the principal amount of $25,000 and having a three year term and an interest rate of 8% per annum (the “Lowe Note”).

Mr. Manuel Flores and Mr. Jeffrey Goh, both members of the Board, each entered into one subordinated convertible promissory note convertible at $0.01 with the Company on March 15, 2015 in the principal amount of $2,500 and having a three year term and an interest rate of 8% per annum (the “Flores Note” and the “Goh Note,” respectively).

In connection with their funding of the Notes, Mr. Siegel, Mr. Lowe, Mr. Flores and Mr. Goh each receive a warrant, exercisable for a period of three (3) years from the date of Note, to purchase an amount of Company Common Stock equal to 50% of the principal sum under each of the Siegel Notes, the Lowe Note, the Flores Note and the Goh Note, respectively, at an exercise price equal to 200% of the applicable Conversion Price (the “Warrants”). The Exercise Price of the Warrants is $0.02.

Special Meeting of the Stockholders to Increase Authorized Common Stock

On April 15, 2016, the Company will hold a Special Meeting for the holders of record of the Company’s common stock as of February 26, 2016 (the “Special Meeting”). The sole agenda item for the Special Meeting is a vote of the stockholders to approve an amendment to the Company’s Certificate of Incorporation to increase the authorized shares of Common Stock from 400,000,000 shares to 10,000,000,000 shares. Proxies for the Special Meeting were mailed to stockholders on or about March 17, 2016.

Additionally, management is actively seeking additional financing and expects to complete additional financing arrangements in the next few months. The Company expects that these plans will provide it the necessary liquidity to continue operations for the next 12 months.

The Company will continue to execute on its business model by attempting to raise additional capital through the sales of debt or equity securities or other means. However, there is no guarantee that such financing will be available on terms acceptable to the Company, or at all. If the Company is unable to obtain adequate debt or equity financing, or if it is unable to increase the number of authorized shares of common stock under it Certificate of Incorporation, it may be forced to slow or reduce the scope of operations and expansion, and its business would be materially affected.

It is uncertain whether the Company can obtain financing to fund operating deficits until profitability is achieved. This need may be adversely impacted by: unavailability of financing, uncertain market conditions, timing for and possible delays in approval of dispensary and cultivation sites and timing for and possible delays in obtaining licenses from regulatory bodies for the operation of cultivation centers and dispensaries, the ability of the Company to obtain stockholder approval to increase its authorized shares of common stock for issuance for capital raising activities, and adverse operating results.

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

Warrants and other financial assets received as a payment for the services provided are recorded as “Marketable securities.” The Company uses the Black-Scholes model to measure the value of the warrants. At each reporting date, the Company reevaluates the value of marketable securities and recognizes any changes in value to other comprehensive income (loss) under “Unrealized gain or losses from marketable securities”.

        Embedded derivative - The Company’s convertible notes payable include embedded features that require bifurcation due to a reset provision and are accounted for as a separate embedded derivative (see Note 13 of the Company’s financial statements for the year ended December 31, 2015 under Item 8 of this Report). As of December 31, 2014 and through the interim periods ending September 30, 2015, the Company has estimated the fair value of the embedded derivative of the Notes based on a weighted probability model. The key valuation assumptions used consist of the price of the Company’s stock, a risk free interest rate based on the average yield of a 26 or 52 week Treasury note and expected volatility of the Company’s common stock all as of the measurement dates, and various estimated reset exercise prices allocated by probability. The Company considers these inputs Level 3 assumptions, based on the application of the estimated probability rate being considered an unobservable input.

As of December 31, 2015, and for new issuances of convertible debentures during the fourth quarter of fiscal 2015, the Company estimated the fair value of the conversion feature derivatives embedded in the convertible debentures based on a Monte Carlo Simulation model (“MCS”). The MCS model was used to simulated the stock price of the Company from the valuation date through to the maturity date of the related debenture and to better estimate the fair value of the derivative liability due to the complex nature of the convertible debentures and embedded instruments. Management believes that the use of the MCS model compared to the black Scholes model as previously used would provide a better estimate of the fair value of these instruments. Beginning in the fourth quarter of 2015, using the MCS model, the Company valued these embedded derivatives using a “with-and-without method,” where the value of the Convertible Debentures including the embedded derivatives, is defined as the “with”, and the value of the Convertible Debentures excluding the embedded derivatives, is defined as the “without.” This method estimates the value of the embedded derivatives by observing the difference between the value of the Convertible Debentures with the embedded derivatives and the value of the Convertible Debentures without the embedded derivatives. The Company believes the “with-and-without method” results in a measurement that is more representative of the fair value of the embedded derivatives. For each simulation path, the Company used the Geometric Brownian Motion (“GMS”) model to determine future stock prices at the maturity date. The inputs utilized in the application of the GBM model included a starting stock price, an expected term of each debenture remaining from the valuation date to maturity, an estimated volatility, and a risk-free rate.

The asset’s or liability’s fair value measurement within the fair value hierarchy is based upon the lowest level of any input that is significant to the fair value measurement.

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis:

For the twelve months ended December 31, 2015
Total
Beginning balance	$3,691,853
Initial recognition of conversion feature	14,391,066
Reclassified to/from equity, including conversion	(6,984,328)
Change in fair value of conversion feature	9,088,003

Ending Balance	$20,186,594

Derivative Liability	19,246,594
Warrant Liability	940,000

$20,186,594

Revenue Recognition

Under its original business model, the Company entered into transactions with clients who required their expertise and are interested in being granted the right to have the Company engage exclusively with them in certain territories (which are described as territory rights) to obtain the necessary licenses to operate a dispensary or cultivation center for the location, and to consult in daily operations of the dispensary or cultivation center.

Terms for each deal are varied and the sales arrangements typically included the delivery of our dispensing technology and dispensary location build-out and/or consultation on the location, licensing, build out and operation of a cultivation center. Prior to 2015, the Company’s standard contracts had a five year term, calling for an upfront, non-refundable consulting fee, and containing options including acquiring a Notis Global dispensary machine and having the Company perform the build-outs for the location, at set prices. The Company has determined these optional purchases each constitute a separate purchasing decision, and therefore are considered a separate arrangement for revenue recognition purposes. Revenue on each of these options are evaluated for recognition when and if the customer decides to enter into the arrangement.

In 2015, the Company concentrated on revenue generating transactions to develop and set up dispensaries, including obtaining the conditional use permits (“CUP”) that grant the dispensary the authorization to operate, as well as cultivation centers. The Company enters into joint ventures and operating agreements, whereby another unrelated party controls the operations of the dispensary or cultivation center, and the Company receives an agreed upon percentage of the revenue or profits of the operating entity.

Based on these contracts, and other auxiliary agreements, our current revenue model consists of the following income streams:

Consulting fee revenues and build-outs

Prior to 2015, Consulting fee revenues was a consistent component of our revenues and was negotiated at the time the Company enters into a contract. Consulting revenue consists of providing ongoing consulting services over the life of the contract, to the established business in the areas of regulatory compliance, security, operations and other matters to operate the dispensary. The majority of the consulting fees from prior to 2015 arose from the upfront, non-refundable consulting fee in the Company’s standard contract, and is recognized using the straight line method over the life of the contract. Consulting fee revenue is only recognized when the following four criteria are met: 1) persuasive evidence of an arrangement exists, 2) delivery has occurred or services have been rendered, 3) sales price is fixed and determinable, and 4) collectability is reasonably assured.

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

Unbilled costs and associated fees related to the build-outs are recorded in inventory and are subject to valuation testing at each quarter end for net realizable value (lower of cost or market) and collectability. There are none of these costs included in Inventory as of December 31, 2015.

Revenues from Operating Agreements

Under its new business model, the Company enters into operating agreements with independent parties, giving the operator the rights to control the operations of a dispensary or cultivation center during the term of the agreement. In exchange, the Company earns a fee based on a percentage of the revenue or profit of the dispensary or cultivation center. The Company has determined they are not the principal in the revenue sharing agreements and recognizes revenue under these agreements on a net basis as the fees are earned and it has been concluded that collectability is reasonably assured.

Revenue from referral fees.

The Company had an agreement, which expired in November 2014, for referral services to explore matching its clients with a real estate financing partner to facilitate property purchases and subsequent leasebacks to clients. Referral fee revenue was recognized over the life of the agreement.

Cost of Revenue

Cost of revenue consists primarily of expenses associated with the delivery and distribution of our products and services. We only begin capitalizing costs when we have obtained a license and a site for operation of a customer dispensary or cultivation center. The previously capitalized costs are charged to cost of revenue in the same period that the associated revenue is earned. In the case where it is determined that previously inventoried costs are in excess of the projected net realizable value of the sale of the licenses then the excess cost above net realizable value is written off to cost of revenues. Cost of revenues also includes the rent expense on master leases held in the Company’s name, which are subleased to the Company’s operators. In addition, cost of revenue related to our vaporizer line of products consists of direct procurement cost of the products along with costs associated with order fulfillment, shipping, inventory storage and inventory management costs.

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

On July 22, 2015, the FASB issued a new standard that requires entities to measure most inventory “at the lower of cost and net realizable value,” thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market. The new standard will not apply to inventories that are measured by using either the last-in, first-out (LIFO) method or the retail inventory method. The new standard will be effective for fiscal years beginning after December 15, 2016, and interim periods in fiscal years beginning after December 15, 2016. The Company is in the process of evaluating the impact of adoption on its consolidated financial statements.

In April 2015, the FASB issued a new standard that requires an entity to determine whether a cloud computing arrangement contains a software license. If the arrangement contains a software license, the entity would account for the fees related to the software license element in a manner consistent with how the acquisition of other software licenses is accounted for. If the arrangement does not contain a software license, the customer would account for the arrangement as a service contract. The new standard will be effective for fiscal years beginning after December 15, 2015, and interim periods in fiscal years beginning after December 15, 2016. The Company is in the process of evaluating the impact of adoption on its consolidated financial statements.

In February 2016, the FASB issued “Leases (Topic 842)” (ASU 2016-02). This update amends leasing accounting requirements. The most significant change will result in the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under current guidance. The new guidance will also require significant additional disclosures about the amount, timing and uncertainty of cash flows from leases. ASU 2016-02 is effective for fiscal years and interim periods beginning after December 15, 2018, which for us is December 31, 2018, the first day of our 2019 fiscal year. Upon adoption, entities are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. Early adoption is permitted, and a number of optional practical expedients may be elected to simplify the impact of adoption. The Company is currently evaluating the impact of adopting this guidance. The overall impact is that assets and liabilities arising from leases are expected to increase based on the present value of remaining estimated lease payments at the time of adoption.

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

Disclosure Controls and Procedures

Based on our management’s evaluation as of December 31, 2015, the end of the period covered by this Report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

In connection with the preparation of our annual consolidated financial statements, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. Management based this assessment on the criteria established in Internal Control over Financial Reporting — Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission (which is sometimes referred to as the 1992 COSO Framework). Management believes that it is in the process of taking steps to remediate the material weakness which lead to the restatements of the Company’s financials for the first three quarters of 2014, however, management, with the help of our CEO, concluded that our internal controls over financial reporting as of December 31, 2015 remain ineffective, because remediation efforts will continue into 2016.

This annual report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Under applicable SEC rules, our management’s report is not subject to attestation by our independent registered public accounting firm.

Changes in Internal Controls; Plan of Remediation

Based on our management’s evaluation as of December 31, 2014, they determined that there was a deficiency in our internal control over financial reporting that constituted a material weakness at December 31, 2014. The Company has taken steps to remediate these issues during the year ending December 31, 2015. During the fourth quarter of 2014, the Company hired a new full time CFO. The new CFO assisted the Company in the identification of required key controls, the necessary steps required for procedures to ensure the appropriate communication and review of inputs necessary for the financial statement closing process, as well as for the appropriate presentation of disclosures within the financial statements. With material, complex and non-routine transactions, management has, and will continue to, seek guidance from third-party experts and/or consultants to gain a thorough understanding of these transactions. The remediation steps taken are subject to ongoing senior management review and Audit Committee oversight. Management believes there have been improvements during the year ending December 31, 2015, but sufficient time has not lapsed to ensure the remediation and controls set in place are effective as of December 31, 2015. Management anticipates that the continuing efforts will effectively remediate the material weakness which existed as of December 31, 2014, during 2016.

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except as noted above.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

ITEM 9B	OTHER INFORMATION

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to our Proxy Statement for the 2016 Annual Meeting of Stockholders (or Form 10-K/A) to be filed with the Securities and Exchange Commission within 120 days after the end of our year ended December 31, 2015.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our Proxy Statement for the 2016 Annual Meeting of Stockholders (or Form 10-K/A) to be filed with the Securities and Exchange Commission within 120 days after the end of our year ended December 31, 2015.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to our Proxy Statement for the 2016 Annual Meeting of Stockholders (or Form 10-K/A) to be filed with the Securities and Exchange Commission within 120 days after the end of our year ended December 31, 2015.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our Proxy Statement for the 2016 Annual Meeting of Stockholders (or Form 10-K/A) to be filed with the Securities and Exchange Commission within 120 days after the end of our year ended December 31, 2015.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to our Proxy Statement for the 2016 Annual Meeting of Stockholders (or Form 10-K/A) to be filed with the Securities and Exchange Commission within 120 days after the end of our year ended December 31, 2015.

PART IV.

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a. Financial Statements

We have included the following financial statements and notes with this report:

1. Audited Financial Statements and Notes for the years ended December 31, 2015 and December 31, 2014.

b. Exhibits

3.1	Articles of Incorporation filed with the Secretary of State on June 16, 1977 (1)

3.2	Certificate of Amendment of Articles of Incorporation filed with the Secretary of State on September 18, 1998 (1)

3.3	Certificate of Amendment of Articles of Incorporation filed with the Secretary of State on May 12, 2000 (1)

3.4	Certificate of Amendment of Articles of Incorporation filed with the Secretary of State on November 16, 2006 (1)

3.5	Certificate of Amendment of Articles of Incorporation filed with the Secretary of State on January 11, 2008 (1)

3.6	Certificate of Amendment of Articles of Incorporation filed with the Secretary of State on August 4, 2009 (1)

3.7	Certificate of Amendment of Articles of Incorporation filed with the Secretary of State on August 21, 2009 (1)

3.8	Certificate of Amendment of Articles of Incorporation filed with the Secretary of State on February 14, 2011 (1)

3.9	Certificate of Amendment of Articles of Incorporation filed with the Secretary of State on August 30, 2011 (1)

3.10	Certificate of Amendment of Articles of Incorporation filed with the Secretary of State on July 15, 2013 (2)

3.11	Certificate of Amendment of Articles of Incorporation filed with the Secretary of State on October 27, 2015 (45)

3.12	Amended and Restated Bylaws of Medbox, Inc. dated July 11, 2013 (2)

3.13	Amendment No. 1 to Restated Bylaws of Medbox, Inc. dated December 16, 2014 (10)

3.14	Amendment No. 2 to Amended and Restated Bylaws of Medbox Inc. dated December 22, 2014 (11)

3.15	Articles of Merger, as filed with the Secretary of State of the State of Nevada on January 21, 2016 (44)

4.1	Form of Common Stock Certificate of Medbox, Inc. (2)

4.2	Form of Certificate for the Series A Preferred Stock (2)

10.1	Stock Purchase Agreement, effective as of December 31, 2011, by and among Medbox, Inc. and PVM International, Inc. (1)

10.2	Amended and Restated Stock Purchase Agreement effective as of February 26, 2013, by and between Medbox, Inc. and Bio-Tech Medical Software, Inc. (1)

10.3	Amended and Restated Technology License Agreement, dated as of February 26, 2013, by and between Bio-Tech Medical Software, Inc. and Medbox, Inc. (2)

10.4	Membership Interest Purchase Agreement dated as of March 12, 2013 between Medbox, Inc. and Darryl B. Kaplan, Claudio Tartaglia and Eric Kovan (MedVend Holdings) (2)

10.5	Securities Purchase Agreement dated as of March 22, 2013, by and among Medbox, Inc. and Vapor Systems International, LLC (1)

10.6	Amendment Securities Purchase Agreement by and Medbox, Inc. and Vapor Systems International, LLC, dated July 5, 2013 and effective as of March 22, 2013 (2)

10.7	Bio-Tech Purchase and Sale Agreement (4)

10.8	Med Vend Purchase and Sale Agreement (4)

10.9	Form of Securities Purchase Agreement (5)

10.10	Form of Registration Rights Agreement (6)

10.11	Form of Debenture (5)

10.12	Employment Agreement for Guy Marsala (7)

10.13	Form of 2015 Siegel and Lowe Warrant

10.14	Securities Purchased Agreement (9)

10.15	Registration Rights Agreement (9)

10.16	Form of Debenture (9)

10.17	Amendment No. 1 to Securities Purchase Agreement (9)

10.18	Agreement, dated January 21, 2015, by and among the Company, P. Vincent Mehdizadeh and PVM International, Inc., and Invent Chase, Incorporated (12)

10.19	Voting Agreement, dated January 21, 2015, by and among the Company, P. Vincent Mehdizadeh, PVM International, Inc. and Vincent Chase, Incorporated (12)

10.20	Form of Purchase Agreement Amendment – July 2014 Financing (13)

10.21	Form of Amended and Restated Debenture – July 2014 Financing (13)

10.22	Form of Modified Debenture – July 2014 Financing (13)

10.23	Form of Debenture Agreement Amendment – July 2014 Financing (13)

10.24	Form of Warrant – July 2014 Financing (13)

10.25	Form of Purchase Agreement Amendment – September 2014 Financing (13)

10.26	Form of Amended and Restated Debenture – September 2014 Financing (13)

10.27	Form of Modified Debenture – September 2014 Financing (13)

10.28	Form of Debenture Agreement Amendment – September 2014 Financing (13)

10.29	Form of Warrant – September 2014 Financing (13)

10.30	Form of Subordinated Convertible Siegel and Lowe Note (13)

10.31	Medbox, Inc. 2014 Equity Incentive Plan (15)

10.32	Lowe Director Retention Agreement (18)+

10.33	Siegel Director Retention Agreement (19)+

10.34	Love Director Retention Agreement (16)+

10.35	Form of Amendment to Director Retention Agreement (21)+

10.36	C. Douglas Mitchell Employment Agreement, dated October 16, 2014 (17)+

10.37	Amendment to Marsala Employment Agreement, dated December 16, 2014 (21)+

10.38	Amendment to Mitchell Employment Agreement, dated December 16, 2014 (21)+

10.39	Exclusive Trademark and Patent License Agreement Between PVM International, Inc. and Medbox, Inc., dated as of April 1, 2013 (1)

10.40	Promissory Note issued to PVMI dated January 1, 2012 (2)

10.41	Agreement between Prescription Vending Machines, Inc. and AVT, Inc. dated February 10, 2010 (1)

10.42	Settlement Agreement by and between Medbox, Inc. and Bio-Tech Medical Software, Inc. dated as of February 27, 2014 (14)

10.43	Second Amended and Restated Technology License Agreement, dated February 27, 2014, between Bio-Tech Medical Software, Inc. and Medbox, Inc. (3)

10.44	Amendment to Purchase Agreement Amendment (22)

10.45	Written Waiver Agreement (22)

10.46	Debenture Amendment Agreement (22)

10.47	Amendment to Amendment Modification and Supplement to Securities Purchase Agreement, dated April 8, 2015 (23)

10.48	Second Amendment to Amendment Modification and Supplement to Securities Purchase Agreement, dated April 24, 2015 (23)

10.49	Second Written Waiver Agreement, dated April 24, 2015 (23)

10.50	Third Amendment to Amendment Modification and Supplement to Securities Purchase Agreement, dated May 15, 2015 (24)

10.51	Third Written Waiver Agreement, dated May 15, 2015 (24)

10.52	Employment Agreement of Jeffrey Goh, dated May 1, 2015 (25)+

10.53	Promissory Note, dated June 30, 2015 (26)

10.54	Guy Marsala Separation Agreement, dated June 30, 2015 (26)

10.55	First Amendment to Voting Agreement, dated August 11, 2015 among the Company, the VM Group and each member of the board of directors of the Company (27)

10.56	Form of Securities Purchase Agreement, dated August 14, 2015 between the Company and the August 14 Investor (27)

10.57	Registration Rights Agreement, dated August 14, 2015 between the Company and the August 14 Investor (27)

10.58	Form of Debenture between the Company and the August 14 Investor (27)

10.59	Second Amendment to Voting Agreement, dated August 21, 2015 among the Company, the VM Group and each member of the board of directors of the Company (28)

10.60	Securities Purchase Agreement, dated August 20, 2015 between the Company and the August 20 Investor (29)

10.61	Registration Rights Agreement, dated August 20, 2015 between the Company and the August 20 Investor (29)

10.62	Form of Debenture under August 20 Securities Purchase Agreement (29)

10.63	Form of Warrant under August 20 Securities Purchase Agreement (29)

10.64	Form of Security Agreement, dated August 21, 2015 between the Company and certain investors (29)

10.65	First Amendment to Securities Purchase Agreement, dated September 4, 2015, among the Company and the August 14 Investor (30)

10.66	Supplemental Agreement, dated September 18, 2015 between the Company and the September 2014 Investor (31)

10.67	September 2014 Warrant Amendment, dated September 18, 2015 (31)

10.68	Side Letter, dated September 22, 2015, to Securities Purchase Agreements, dated August 14, 2015 and July 21, 2014, as amended, and the 10% Convertible Debentures issued thereunder, among the Company and the August 14 Investor (32)

10.69	Supplemental Agreement, dated September 28, 2015 between the Company and the July 2014 Investor (33)

10.70	July 2014 Warrant Amendment, dated September 28, 2015 (33)

10.71	Side Letter, dated September 29, 2015, to Securities Purchase Agreement, dated September 19, 2014, as amended, the 5% Convertible Debenture issued April 3, 2015 thereunder, and Securities Purchase Agreement, dated August 20, 2015, as amended, among the Company and the August 20 Investor (34)

10.72	Purchase Agreement, dated October 14, 2015 between the Company and the October 2015 Investor (46)

10.73	Form of Debenture between the Company and the October 2015 Investor (46)

10.74	Agreement of Purchase and Sale of Membership Interest entered into July 23, 2015 between and East West Secured Development, LLC and the Company of 100% of the membership interest of EWSD I, LLC (35)

10.75	Secured Promissory Note of EWSD (35)

10.76	Deed of Trust securing Promissory Note (35)

10.77	Assignment of Rents and Leases encumbering the real property (35)

10.78	Unsecured Promissory Note (35)

10.79	Second Supplemental Agreement dated November 16, 2015 between the Company and the August 20 Investor (36)

10.80	Joint Venture Agreement, dated November 4, 2015, between Mark Marsh and the Company (47)

10.81	Second Amendment to Securities Purchase Agreement, dated December 9, 2015, between the Company and the August 14 Investor (48)

10.82	Debenture Amendment and Restriction Agreement, dated December 24, 2016 among the Company and the August 14 Investor and the July 2015 Investor (37)

10.83	Promissory Note, dated December 24, 2015, issued to the August 14 Investor (37)

10.84	Purchase and Assignment Agreement, dated December 28, 2015 among the August 14 Investor and certain affiliates thereof and the December 2015 Investor (38)

10.85	Farming Agreement, dated December 18, 2015 among the Company, EWSD I, LLC, and Whole Hemp Company, LLC (38)^

10.86	Grower’s Distributor Agreement, dated December 18, 2015 between the Company and Whole Hemp Company, LLC (38)^

10.87	Form of Whole Hemp Warrant, dated December 18, 2015

10.88	Executive Employment Agreement, dated January 1, 2016 between the Company and Clint Pyatt (39)+

10.89	February 10 2016 Note Purchase Agreement, dated February 10, 2016 between the Company and the February 10 2016 Investor (40)

10.90	February 10 2016 Form of Promissory Note (40)

10.91	February 18 2016 Investor Securities Purchase Agreement, dated February 18, 2016 between the Company and the February 18 2016 Investor (41)

10.92	February 18 2016 Investor Form of Warrant (41)

10.93	March 2016 Related Party Financing Form of Convertible Note (42)

10.94	March 2016 Related Party Financing Form of Warrant (42)

10.95	March 15 2016 Investor Note Purchase Agreement, dated March 15, 2016 between the Company and the March 15 2016 Investor (43)

10.96	March 15 2016 Investor First Promissory Note (43)

10.97	March 15 2016 Investor Form of Second Promissory Note (43)

16.1	Letter from Q Accountancy Corporation to the Security and Exchange Commission dated February 5, 2015 (20)

21.1	Subsidiaries of Notis Global, Inc.

23.1	Consent of Marcum LLP

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference from the Registrant’s Registration Statement on Form 10 file no. 000-54928, originally filed on April 10, 2013.
(2)	Incorporated by reference from the Registrant’s Registration Statement on Form S-1, as amended, file no. 333-189993, originally filed on July 17, 2013.
(3)	Incorporated by reference from Amendment No. 1 to the Registrant’s Registration Statement on Form 10 file no. 000-54928, originally filed on May 13, 2014.
(4)	Incorporated by reference from Registrant’s Current Report on Form 8-K (File 000-54928), originally filed on June 10, 2014.
(5)	Incorporated by reference from Registrant’s Current Report on Form 8-K (File No. 000-54928), filed with the Commission on July 25, 2014.
(6)	Incorporated by reference from the Registrant’s Amendment to Current Report on Form 8-K/A (File No. 000-54928) filed with the Commission on July 29, 2014.
(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-54928), filed with the Commission on July 29, 2014.
(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-54928), filed with the Commission on August 22, 2014.
(9)	Incorporated by reference the Registrant’s Current Report on Form 8-K (File No. 000-54928), filed with the Commission on September 24, 2014.
(10)	Incorporated by reference the Registrant’s Current Report on Form 8-K (File No. 000-54928), filed with the Commission on December 22, 2014.
(11)	Incorporated by reference the Registrant’s Current Report on Form 8-K (File No. 000-54928), filed with the Commission on December 30, 2014.
(12)	Incorporated by reference the Registrant’s Current Report on Form 8-K (File No. 000-54928), filed with the Commission on January 26, 2015.
(13)	Incorporated by reference the Registrant’s Current Report on Form 8-K (File No. 000-54928), filed with the Commission on February 2, 2015.
(14)	Incorporated by reference to the Amendment No. 1 to the Registrant’s Registration Statement on Form 10 File No. 000-54928, filed with the Commission on March 31, 2014.
(15)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-198441), filed with the Commission on August 28, 2014.
(16)	Incorporated by reference to Amendment No. 1 to the Registrant’s Current Report on Form 8-K (File No. 000-54928), filed with the Commission on March 25, 2015.
(17)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-54928), filed with the Commission on October 21, 2015.
(18)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-54928), filed with the Commission on March 25, 2015.
(19)	Incorporated by reference to Amendment No. 2 to the Registrant’s Current Report on Form 8-K (File No. 000-54928), filed with the Commission on March 25, 2015.
(20)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-54928) filed with the Commission on February 6, 2015.
(21)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-54928) filed with the Commission on March 26, 2015.
(22)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-54928) filed with the Commission on April 3, 2015.
(23)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-54928) filed with the Commission on April 24, 2015.
(24)	Incorporated by reference to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-203299) filed with the Commission on May 11, 2015.
(25)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-54928) filed with the Commission on August 14, 2015.
(26)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-54928) filed with the Commission on July 7, 2015.
(27)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-54928) filed with the Commission on August 19, 2015.

(28)	Incorporated by reference to the Registrant’s first Current Report on Form 8-K (File No. 000-54928) filed with the Commission on August 26, 2015.
(29)	Incorporated by reference to the Registrant’s second Current Report on Form 8-K (File No. 000-54928) filed with the Commission on August 26, 2015.
(30)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-54928) filed with the Commission on September 11, 2015.
(31)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-54928) filed with the Commission on September 18, 2015.
(32)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-54928) filed with the Commission on September 28, 2015.
(33)	Incorporated by reference to the Registrant’s first Current Report on Form 8-K (File No. 000-54928) filed with the Commission on October 2, 2015.
(34)	Incorporated by reference to the Registrant’s second Current Report on Form 8-K (File No. 000-54928) filed with the Commission on October 2, 2015.
(35)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-54928) filed with the Commission on November 12. 2015.
(36)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-54928) filed with the Commission on November 17, 2015.
(37)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-54928) filed with the Commission on December 29, 2015.
(38)	Incorporated by reference from Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-207464) filed with the Commission on January 20, 2016.
(39)	Incorporated by reference from the Registrant’s Amendment to Current Report on Form 8-K/A (File No. 000-54928) filed with the Commission on January 20, 2016.
(40)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-54928) filed with the Commission on February 11 , 2016.
(41)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-54928) filed with the Commission on February 23, 2016.
(42)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-54928) filed with the Commission on March 18, 2016.
(43)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-54928) filed with the Commission on March 22, 2016.
(44)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-54928), filed with the Commission on January 28, 2016.
(45)	Incorporated by reference to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-207464) filed with the Commission on December 1, 2015.
(46)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-207464) filed with the Commission on October 16, 2015.
(47)	Incorporated by reference to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-207464) filed with the Commission on December 1, 2015.
(48)	Incorporated by reference to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-207464) filed with the Commission on December 10, 2015.
+	Management compensatory arrangement
^	Confidential treatment granted

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Notis Global, Inc.

Date: April 13, 2016	By:	/s/ Jeffrey Goh
Jeffrey Goh
Chief Executive Officer (Principal Executive Officer)

Date: April 13, 2016	By:	/s/ C. Douglas Mitchell
C. Douglas Mitchell
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

POWER OF ATTORNEY

KNOW ALL THESE PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jeffrey Goh and C. Douglas Mitchell, his attorney-in-fact, with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Jeffrey Goh	President, Chief Executive Officer (Principal Executive Officer) and Director	April 13, 2016

/s/ Ned L. Siegel	Chairman of the Board	April 13, 2016

/s/ J. Mitchell Lowe	Director	April 13, 2016

/s/ Manuel Flores	Director	April 13, 2016

S-1

F-i

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the Board of Directors and Shareholders of

Notis Global, Inc.

We have audited the accompanying consolidated balance sheets of Notis Global, Inc. and Subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of comprehensive loss, stockholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Notis Global, Inc. and Subsidiaries, as of December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has a significant working capital deficit and an accumulated deficit as of December 31, 2015, and has incurred a significant net loss and negative cash flows from operations for the years ended December 31, 2015 and 2014. The foregoing matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 2. These consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

/s/ Marcum LLP

Marcum LLP

Los Angeles, CA

April 13, 2016

NOTIS GLOBAL, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2015	2014
Current assets
Cash and cash equivalents	$119,010	$101,182
Marketable securities	9,410	94,776
Accounts receivable	29,999	8,774
Note receivable	60,000	—
Inventory	150,823	961,236
Deposits in escrow	—	400,476
Prepaid insurance	73,755	31,491
Prepaid expenses and other current assets	83,663	34,729

Total current assets	526,660	1,632,664

Property and equipment, net of accumulated depreciation of $16,986 and $50,192, respectively	470,578	158,318
Land	4,945,000	—
Assets held for resale	—	399,594
Construction in progress	624,173	—
Intangible assets, net of accumulated amortization of $0 and $83,500 respectively	—	709,153
Goodwill	—	1,260,037
Deferred costs	375,018	—
Deposits and other assets, net of reserve of $115,000 and $0, respectively	50,212	104,726

Total assets	$6,991,641	$4,264,492

Liabilities and Stockholders’ Equity(Deficit)
Current liabilities
Accounts payable	$3,286,029	$1,713,627
Accrued interest payable	430,702	372,937
Accrued expenses, directors	241,410	—
Accrued settlement and severance expenses	962,703	—
Other accrued expenses	275,269	610,497
Deferred revenue, current	214,343	204,091

Notes payable, net of premium of $16,667 and $0, respectively	256,897	261,434

Related party notes payable	—	678,877
Convertible notes payable, net of discount of $151,414 and $1,225,573, respectively	6,667,523	2,524,427
Derivative liability	19,246,594	3,691,853
Warrant liability	940,000	—
Customer deposits	931,204	1,525,808

Total current liabilities	33,452,674	11,583,551

Notes payable, less current portion	4,288,631
Deferred revenue, less current portion	337,523	568,515
Deferred tax liability	—	160,000

Total liabilities	38,078,828	12,312,066
Commitments and contingencies (Note 17)

Stockholders’ Deficit
Preferred stock, $0.001 par value: 10,000,000 authorized; 0 and 3,000,000 issued and outstanding as of December 31, 2015 and December 31, 2014, respectively	—	3,000
Common stock, $0.001 par value: 400,000,000 authorized, 240,971,727 and 30,496,909 issued and outstanding as of December 31, 2015 and December 31, 2014, respectively	240,972	30,497
Additional paid-in capital	42,600,089	15,315,110
Treasury stock	(1,209,600)	(1,209,600)
Accumulated deficit	(72,524,893)	(22,078,193)
Accumulated other comprehensive loss	(193,755)	(108,388)

Total stockholders’ deficit	(31,087,187)	(8,047,574)

Total liabilities and stockholders’ deficit	$6,991,641	$4,264,492

See notes to consolidated financial statements.

NOTIS GLOBAL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the year ended
	December 31,
	2015	2014
Revenue	$532,791	$621,106
Revenue, related party	99,946	75,301
Less: allowances and refunds	—	(67,275)

Net revenue	632,737	629,132
Cost of revenues	2,069,298	3,796,651

Gross loss	(1,436,561)	(3,167,519)

Operating expenses
Selling and marketing	551,279	933,627
Research and development	—	242,232
General and administrative	18,146,204	9,109,205

Total operating expenses	18,697,483	10,285,064

Loss from operations	(20,134,044)	(13,452,583)

Other income (expense)
Interest income (expense), net	(477,607)	(347,471)
Financing costs	(9,201,050)	—
Change in fair value of derivative liabilities	(9,088,003)	(1,805,990)
Amortization of debt discount	(11,691,883)	(935,290)
Other income, net	145,887	—

Total other expense	(30,312,656)	(3,088,751)

Loss before provision for income taxes	(50,446,700)	(16,541,334)

Provision for income taxes	—	—

Net loss	$(50,446,700)	$(16,541,334)

Loss per share attributable to common stockholders
Basic	$(0.72)	$(0.55)

Diluted	$(0.72)	$(0.55)

Weighted average shares outstanding
Basic	69,746,872	30,067,693

Diluted	69,746,872	30,067,693

Other comprehensive loss
Net loss	$(50,446,700)	$(16,541,334)
Unrealized loss from marketable securities	(85,367)	(108,388)

Comprehensive loss	$(50,532,067)	$(16,649,722)

See notes to consolidated financial statements.

NOTIS GLOBAL, INC

CONSOLIDATED STATEMENT STOCKHOLDERS’ EQUITY (DEFICIT)

					Common			Additional		Accumulated Other	Total
	Preferred Stock		Common Stock		Stock	Treasury Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Subscribed	Shares	Amount	Capital	Deficit	Loss	Equity(Deficit)
Balances at January 1, 2014	3,000,000	$3,000	29,525,750	$29,526	$(15,000)	—	$—	$8,156,358	$(5,536,859)	$—	$2,637,025
Issuance of common stock, net of issuance costs	—	—	485,830	486	—	—	—	2,427,373	—		2,427,859
Stock-based compensation	—	—	178,125	178	—	—	—	4,415,621	—		4,415,799
Exercise of warrants	—	—	252,812	253	—	—	—	(253)	—		—
Issuance of shares to settle accounts payable	—	—	54,392	54	—	—	—	316,011	—		316,065
Proceeds from common stock subscribed	—	—	—	—	15,000	—	—	—	—		15,000
Treasury stock	—	—	—	—	—	(60,000)	(1,209,600)	—			(1,209,600)
Unrealized loss from marketable securities	—	—	—	—	—	—	—	—	—	(108,388)	(108,388)
Net loss	—	—	—	—	—	—	—	—	(16,541,334)		(16,541,334)
											—

Balances at December 31, 2014	3,000,000	3,000	30,496,909	30,497	—	(60,000)	(1,209,600)	15,315,110	(22,078,193)	(108,388)	(8,047,574)
Sale of common stock			7,455,669	7,456				137,044			144,500
Stock-based compensation			2,879,791	2,880				6,053,447			6,056,327
Exercise of warrants			206,480	206				278,745			278,951
Issuance of shares to settle accounts payable			3,015,671	3,016				413,712			416,728
Conversions of convertible notes payable			192,625,375	192,625				15,978,617			16,171,242
Issuance of warrants in connection with convertible notes payable								5,151,196			5,151,196
Exercise of warrants in connection with convertible notes payable			2,291,832	2,292				135,218			137,510
Warrants issued in connection with Farming agreement								76,000			76,000
Share cancelation	(2,000,000)	(2,000)	(3,000,000)	(3,000)				5,000			—
Conversion of preferred stock series A into common stock	(1,000,000)	(1,000)	5,000,000	5,000				(4,000)			—
Unrealized loss from marketable securities										(85,367)	(85,367)
Reclassification of warrants from equity to liability								(940,000)			(940,000)
Net loss									(50,446,700)		(50,446,700)

Balances at December 31, 2015	—	$—	240,971,727	$240,972	$—	(60,000)	$(1,209,600)	$42,600,089	$(72,524,893)	$(193,755)	$(31,087,187)

See notes to consolidated financial statements.

NOTIS GLOBAL, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year ended December 31,
	2015	2014
Cash flows from operating activities
Net loss	$(50,446,700)	$(16,541,334)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	196,394	79,819
Provisions and allowances for accounts and note receivable	—	67,275
Gain on sale of investments and property and equipment	—	(9,600)
Forfeitures from escrow deposits	300,400	—
Inventory valuation reserve	549,663	—
Market value of securities received for services	—	(203,165)
Change in fair value of derivative liability	9,088,003	1,805,990
Amortization of debt discount	11,691,883	935,290
Financing costs	9,201,050
Stock based compensation	6,056,327	4,415,799
Impairment of Goodwill	1,260,037
Deferred tax liability	(160,000)
Impairment of Intangible Assets	655,103
Changes in operating assets and liabilities
Accounts receivable	(21,225)	263,686
Inventory	(38,268)	(328,250)
Deposits in escrow	50,076	(400,476)
Prepaid insurance	(42,264)	—
Prepaid expenses and other assets	5,580	17,021
Accounts payable	2,274,514	1,723,759
Accrued interest payable	(257,235)	372,990
Accrued expenses	(335,228)	468,064
Accrued expenses, directors	241,410	—
Accrued settlement and severance expenses	962,703	—
Customer deposits	(594,604)	924,747
Deferred revenue	(220,740)	88,985

Net cash used in operating activities	(9,583,121)	(6,319,400)

Cash flows from investing activities
Issuance of note receivable	(60,000)	—
Receipts on Notes Receivable	—	115,000
Purchase of property and equipment	(59,000)	(46,729)
Purchase of real estate	(445,000)	(399,594)
Purchase of intangible assets	—	(87,474)
Construction in Progress	(624,173)	—

Net cash used in investing activities	(1,188,173)	(418,797)

Cash flows from financing activities
Payments on notes payable	(215,906)	(75,000)
(Payments on) proceeds from related party notes payable, net	(624,888)	567,083
Proceeds from issuance of notes payable	—	261,434
Proceeds from issuance of common stock, net	144,500	2,442,859
Proceeds from issuance of convertible notes payable, and warrants, net of fees of approximately $352,000	11,335,416	3,475,000
Proceeds from issuance of convertible notes payable from related parties	150,000	—

Net cash provided by financing activities	10,789,122	6,671,376

Net increase (decrease) in cash and cash equivalents	17,828	(66,821)
Cash and cash equivalents, beginning of period	101,182	168,003

Cash and cash equivalents, end of period	$119,010	$101,182

Supplemental disclosures of cash flow information:

Cash paid for interest	$1,151	$2,834

Cash paid for income tax	$—	$—

Non- cash investing and financing activities:
Marketable Securities Received for Accounts Receivable	$—	$(184,000)

Purchase of land and buildings with notes payable	$4,500,000	$—

Common stock issued upon debt conversion	$16,171,242	$—

Common stock issued for accounts payable	$416,728	$316,065

Treasury stock received for sale of advances on investments to related party	$—	$1,200,000

Issuance of warrants in connection with Farming agreement	$76,000	$—

Issuance of warrants in connection with convertible debentures	$5,151,196	$—

See notes to consolidated financial statements.

NOTIS GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BUSINESS ORGANIZATION, NATURE OF OPERATIONS

Business Description

Notis Global, Inc, (formerly Medbox, Inc.) which is incorporated in the state of Nevada (the “Company”), provides specialized consulting services to the hemp and marijuana industry, owns independently and through affiliates, real property and licenses that it leases and assigns or sublicenses to partner cultivators and operators in return for a percentage of revenues or profits from sales and operations, distributes hemp product processed by contractual partners and sells associated vaporization devices. Through its consulting services, Company works with clients who seek to enter the medical and cultivation marijuana markets in those states where approved. The Company’s consulting solutions create structure and process for clients and their respective businesses in this rapidly emerging sector. In 2015, the Company expanded into hemp cultivation with the acquisition of a 320 acre farm in Colorado by the Company’s wholly owned subsidiary, EWSD 1, LLC. The farm is operated by an independent farming partner. In addition, through its wholly owned subsidiary, Vaporfection International, Inc. (“VII”), the Company sells a line of vaporizer and accessory products online and through distribution partners. The Company is headquartered in Los Angeles, California.

Notis Global, Inc., a Nevada corporation, operates the business directly and through the utilization of 5 primary operating subsidiaries, as follows:

•	EWSD I, LLC, an Arizona corporation that owns property in Colorado.

•	Prescription Vending Machines, Inc., a California corporation, d/b/a Medicine Dispensing Systems in the State of California (“MDS”), which distributes our Medbox ™ product and provides related consulting services described further below;

•	Vaporfection International, Inc., a Florida corporation through which we distribute our medical vaporizing products and accessories.

•	Medbox Property Investments, Inc., a California corporation specializing in real property acquisitions and leases for dispensaries and cultivation centers.

•	MJ Property Investments, Inc., a Washington corporation specializing in real property acquisitions and leases for dispensaries and cultivation centers in the state of Washington.

On March 3, 2014, in order to obtain the license for one of the Company’s clients the Company, registered an affiliated nonprofit corporation Allied Patient Care, Inc,. in the State of Oregon. Additionally, on April 21, 2014, the Company registered an affiliated nonprofit corporation Alternative Health Cooperative, Inc. in the State of California.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The consolidated financial statements were prepared on a going concern basis. The going concern basis assumes that the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of business. During the year ended December 31, 2015, the Company had a net loss of approximately $50.5 million, negative cash flow from operations of $9.6 million and negative working capital of $32.9 million. The Company will need to raise capital in order to fund its operations. The Company is also in the process of obtaining final approval on a settlement agreement in their Class action and Derivative lawsuits (Note 17) and recently received a Wells Notice from the SEC (Note 17) in connection with misstatements by prior management in the Company’s financial statements for 2012, 2013 and the first three quarters of 2014. The Company is unable to predict the outcome of these matters, however, a rejection of the settlement agreements or adverse action of the SEC could have a material adverse effect on the financial condition, results of operations and/or cash flows of the Company and their ability to raise funds in the future. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management’s plans include:

On February 10, 2016, our lenders funded an additional $250,000. Additionally, on February 18, 2016, the Company entered into a securities purchase agreement for $420,000 to be funded in three tranches, with the first $210,000 funded on February 18, 2016 and the remainder funded on March 18, 2016 and March 22, 2016. Furthermore, on March 14, 2016 another lender funded an additional $125,000 and agreed to fund an additional $125,000 upon satisfaction of certain conditions by the Company. The Company also expects that the acquisition of EWSD I, LLC (“EWSD”) (Note 3), who owns a 320-acre farm in Pueblo, Colorado, and new agreements entered into in December 2015, such as with Whole Hemp (Note 3), and concerns the opening of the Sunrise Dispensary in San Diego, CA (Note 7), will add to the Company’s cash flows in fiscal 2016. On February 26, 2016, Notis Global sold 35% of the operating interest in the Sunrise Dispensary for cash proceeds of $300,000. Lastly, management is actively seeking additional financing over the next few months to fund operations.

The Company will continue to execute on its business model by attempting to raise additional capital through the sales of debt or equity securities or other means. However, there is no guarantee that such financing will be available on terms acceptable to the Company, or at all. It is uncertain whether the Company can obtain financing to fund operating deficits until profitability is achieved. This need may be adversely impacted by: unavailability of financing, uncertain market conditions, timing for and possible delays in approval of dispensary and cultivation sites and timing for and possible delays in obtaining licenses from regulatory bodies for the operation of cultivation centers and dispensaries, the ability of the Company to obtain stockholder approval to increase its authorized shares of common stock for issuance for capital raising activities, and adverse operating results. The outcome of these matters cannot be predicted at this time.

Principles of Consolidation

The consolidated financial statements include the accounts of Notis Global, Inc. and its wholly owned subsidiaries, as named in Note 1 above. All intercompany transactions have been eliminated.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the consolidated financial statements as well as the reported expenses during the reporting periods. The Company’s significant estimates and assumptions include the valuation of goodwill and intangible assets, accounts receivable and note receivable collectability, inventory reserves, advances on investments, the valuation of restricted stock and warrants received from customers, the amortization and recoverability of capitalized patent costs and useful lives and recoverability of long-lived assets, the derivative liability, and income tax expense. Some of these judgments can be subjective and complex, and, consequently, actual results may differ from these estimates. Although the Company believes that its estimates and assumptions are reasonable, they are based upon information available at the time the estimates and assumptions were made. Actual results could differ from these estimates.

Concentrations of Credit Risk

The Company maintains cash balances at several financial institutions in the Los Angeles, California area, Springfield, Illinois and Florida. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $250,000. The Company has not experienced any losses in such accounts and periodically evaluates the credit worthiness of the financial institutions and has determined the credit exposure to be negligible.

Reclassification

The Company has reclassified certain prior fiscal year amounts in the accompanying consolidated financial statements to be consistent with the current fiscal year presentation.

Four customers represented 59.3% of the total revenue of $632,737 for the year ended December 31, 2015. One of these customers, (customer C) was a related party in 2014, but no longer owns any of the Company’s common or Preferred shares as of December 31, 2015.

Three customers, one of which is a related party through the entity’s stock ownership in the Company (customer C), represented 65.1% of the total revenue of $696,407 for the year ended December 31, 2014.

	December 31, 2015		January - December 2015		December 31, 2014		January - December 2014
Customer	Accounts Receivable		Revenue		Accounts Receivable		Revenue
	Amount, $	%	Amount, $	%	Amount, $	%	Amount, $	%
A	$—	—%	$—	%	$—	—%	$203,165	29.2%
B	—	—	—		—	—	175,000	25.1
C	—	—	99,946	15.8%	—	—	75,301	10.8
D	—	—	100,554	15.9%
E	—	—	100,000	15.8%
F	28,685	95.6%	74,438	11.8%

Subtotal	28,685	95.6%	374,938	59.3%	—	—	$453,466	65.1%

Total	$29,999	100%	$632,737	100.0%	$8,774	100%	$696,407	100.00%

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred. The Company incurred advertising and marketing costs of approximately $121,000 and $181,000 for the years ended December 31, 2015 and 2014, respectively.

Research and Development

Research and development expenses are charged to operations as incurred. The Company did not incur any research and development costs in the year ending December 31, 2015, and incurred $242,232 for the year ended December 31, 2014.

Fair Value of Financial Instruments

Pursuant to ASC No. 825, Financial Instruments, the Company is required to estimate the fair value of all financial instruments included on its balance sheets. The carrying value of cash, accounts receivable, other receivables, inventory, accounts payable and accrued expenses, notes payable, related party notes payable, customer deposits, provision for customer refunds and short term loans payable approximate their fair value due to the short period to maturity of these instruments. The Company’s marketable securities require fair value measurement on a recurring basis as the Company has received advance payment of restricted stock in a publicly traded company for contracted services and received warrants for service provided to an unrelated third party. The securities received as a payment for services provided will be exposed to gains or losses following their initial evaluation as of the date the revenue was earned. At each reporting date the Company reevaluates the value of marketable securities and records any changes in value to other comprehensive income (loss) under “Unrealized gain or losses from marketable securities”.

Embedded derivative - The Company’s convertible notes payable include embedded features that require bifurcation due to a reset provision and are accounted for as a separate embedded derivative (see Note 11). For the year ended December 31, 2014, and the interim periods through September 30, 2015, the Company estimated the fair value of the conversion feature derivatives embedded in the convertible debentures based on weighted probabilities of assumptions used in the Black Scholes pricing model. The key valuation assumptions used consists, in part, of the price of the Company’s common stock, a risk free interest rate based on the average yield of a Treasury note and expected volatility of the Company’s common stock all as of the measurement dates, and the various estimated reset exercise prices weighted by probability. As of December 31, 2015, and for new issuances of convertible debentures during the fourth quarter of fiscal 2015, the Company estimated the fair value of the conversion feature derivatives embedded in the convertible debentures based on a Monte Carlo Simulation model (“MCS”). The MCS model was used to simulate the stock price of the Company from the valuation date through to the maturity date of the related debenture and to better estimate the fair value of the derivative liability due to the complex nature of the convertible debentures and embedded instruments. Management believes that the use of the MCS model compared to the black Scholes model as previously used would provide a better estimate of the fair value of these instruments. Beginning in the fourth quarter of 2015, using the MCS model, the Company valued these embedded derivatives using a “with-and-without method,” where the value of the Convertible Debentures including the embedded derivatives, is defined as the “with”, and the value of the Convertible Debentures excluding the embedded derivatives, is defined as the “without.” This method estimates the value of the embedded derivatives by observing the difference between the value of the Convertible Debentures with the embedded derivatives and the value of the Convertible Debentures without the embedded derivatives. The Company believes the “with-and-without method” results in a measurement that is more representative of the fair value of the embedded derivatives.

For each simulation path, the Company used the Geometric Brownian Motion (“GBM”) model to determine future stock prices at the maturity date. The inputs utilized in the application of the GBM model included a starting stock price, an expected term of each debenture remaining from the valuation date to maturity, an estimated volatility, and a risk-free rate.

The Company determined they did not have sufficient authorized shares available for all of their outstanding warrants to be classified in equity. Therefore, the Company recognized a Warrant liability as of December 31, 2015. The Company estimated the fair value of the warrant liability based on a Black Scholes valuation model. The key assumptions used consist of the price of the Company’s stock, a risk free interest rate based on the average yield of a two or three year Treasury note (based on remaining term of the related warrants), and expected volatility of the Company’s common stock over the remaining life of the warrants.

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

	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Quoted Prices for Similar Assets or Liabilities in Active Markets (Level 2)		Significant Unobservable Inputs (Level 3)
December 31, 2015
Marketable securities	$9,410	$5,629	$		$3,781
Warrant liability	940,000				940,000
Derivative liability	19,246,594	—		—	19,246,594

Total	$20,196,004	$5,629		$—	$20,190,375

	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Quoted Prices for Similar Assets or Liabilities in Active Markets (Level 2)		Significant Unobservable Inputs (Level 3)
December 31, 2014
Marketable securities	$94,776	$	$		$94,776
Derivative liability	3,691,853	—		—	3,691,853

Total	$3,786,629	$—		$—	$3,786,629

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis:

For the twelve months ended December 31, 2015
Total
Beginning balance	$3,691,853
Initial recognition of conversion feature	14,391,066
Reclassified to/from equity, including conversion	(6,984,328)
Change in fair value of conversion feature	9,088,003

Ending Balance	$20,186,594

Derivative Liability	19,246,594
Warrant Liability	940,000

$20,186,594

Revenue Recognition

Prior to 2015, the Company entered into transactions with clients who are interested in being granted the right to have the Company engage exclusively with them in certain territories (which are described as territory rights) to obtain the necessary licenses to operate a dispensary or cultivation center for the location, and to consult in daily operations of the dispensary or cultivation center.

Terms for each transaction are varied and, prior to 2015, sales arrangements typically included the delivery of our dispensing technology and dispensary location build-out and/or consultation on the location, licensing, build out and operation of a cultivation center. Prior to 2015, the Company’s standard contracts had a five year term, calling for an upfront, non-refundable consulting fee, and containing options including acquiring a Medbox dispensary machine and having the Company perform the build-outs for the location, at set prices. The Company has determined these optional purchases each constituted a separate purchasing decision, and therefore are considered a separate arrangement for revenue recognition purposes. Revenue on each of these options are evaluated for recognition when and if the customer decides to enter into the arrangement.

In 2015, the Company concentrated on revenue generating transactions to develop and set up dispensaries, including obtaining the conditional use permits (“CUP”) that grant the dispensary the authorization to operate, as well as cultivation centers. The Company enters into joint ventures and operating agreements, whereby separate unrelated party controls the operations of the dispensary or cultivation center, and the Company receives an agreed upon percentage of the revenue or profits of the operating entity.

Based on these contracts, and other auxiliary agreements, our current revenue model consists of the following income streams:

Consulting fee revenues and build-outs

Prior to 2015, Consulting fee revenues were a consistent component of our revenues and were negotiated at the time the Company entered into a contract. Consulting revenue consisted of providing ongoing consulting services over the life of the contract, to the established business in the areas of regulatory compliance, security, operations and other matters to operate the dispensary. The majority of the consulting fees from prior to 2015 arose from the upfront, non-refundable consulting fee in the Company’s standard contract, and were recognized using the straight line method over the life of the contract. Consulting fee revenue is only recognized when the following four criteria are met: 1) persuasive evidence of an arrangement exists, 2) delivery has occurred or services have been rendered, 3) sales price is fixed and determinable and 4) collectability is reasonably assured.

Due to the uncertainties inherent in the emerging industry, the Company deferred recognition of revenue for sale of completed dispensaries with licenses until the issuance of a certificate of occupancy by the municipality. The certificate of occupancy is the final approval to open a dispensary in the customer’s community, at which time all criteria for revenue recognition, including delivery and acceptance, has been met. Additionally, at the time of the issuance of the certificate of occupancy, under the contract terms, all payments owed by the customer have been received by the Company. Similarly, recognition of revenue for the sale of a completed cultivation center is deferred until all licensing and permitting is completed and approved.

Unbilled costs and associated fees related to the build-outs are recorded in inventory and are subject to valuation testing at each quarter end for net realizable value (lower of cost or market) and collectability. None of these costs were included in Inventory as of December 31, 2015.

Revenues from Operating Agreements

The Company enters into operating agreements with independent parties, giving the operator the rights to control the operations of a dispensary or cultivation center during the term of the agreement. In exchange, the Company earns a fee based on a percentage of the revenue or profit of the dispensary or cultivation center. The Company has determined they are not the principal in the revenue sharing agreements and recognizes revenue under these agreements on a net basis as the fees are earned and it has been concluded that collectability is reasonably assured.

Revenue from referral fees.

The Company had an agreement which expired in November 2014 for referral services to explore matching its clients with a real estate financing partner to facilitate property purchases and subsequent leasebacks to clients. Referral fee revenue was recognized over the life of the agreement.

Cost of Revenue

Cost of revenue consists primarily of expenses associated with the delivery and distribution of our products and services. We only begin capitalizing costs when we have obtained a license and a site for operation of a customer dispensary or cultivation center. The previously capitalized costs are charged to cost of revenue in the same period that the associated revenue is earned. In the case where it is determined that previously inventoried costs are in excess of the projected net realizable value of the sale of the licenses, then the excess cost above net realizable value is written off to cost of revenues. Cost of revenues also includes the rent expense on master leases held in the Company’s name, which are subleased to the Company’s operators. In addition, cost of revenue related to our vaporizer line of products consists of direct procurement cost of the products along with costs associated with order fulfillment, shipping, inventory storage and inventory management costs.

Inventory

Inventory is stated at the lower of cost or market value. Cost is determined on a cost basis that approximates the first-in, first-out (FIFO) method.

Work in process and related capitalized costs includes costs to build out a dispensary in Portland, Oregon that opened in the second quarter of 2015. Costs included tenant improvements to the facility, furniture, fixtures and Medbox dispensary units to be used by the licensed operator. The costs related to the Portland dispensary have been classified in deferred costs and are amortized as the related revenue is recognized.

Basic and Diluted Net Loss Per Share

Basic net income/loss per share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share includes the effects of any outstanding options, warrants and other potentially dilutive securities. The Company did not consider any potential common shares in the computation of diluted loss per share for the periods ending December 31, 2015 and 2014, due to the net loss, as they would have an anti-dilutive effect on net loss per share.

As of December 31, 2014, the Company had 3,000,000 shares of Series A preferred stock outstanding with par value of $0.001 that could have been converted into 15,000,000 shares of the Company’s common stock. On August 24, 2015, 2 million shares of Series A preferred stock was cancelled, leaving 1 million shares outstanding, which were converted into common shares on November 16, 2015. There are no Series A preferred stock outstanding at December 31, 2015. Additionally, the Company had approximately 40,870,000 and 206,480 warrants to purchase common stock outstanding as of December 31, 2015 and 2014, respectively. The Company also had approximately $6,820,000 in convertible debentures outstanding at December 31, 2015, respectively, whose underlying shares were not included, that are convertible at the holders’ option at a conversion price of the lower of $0.75 or 51% to 60% of the VWAP over the last 20 to 30 days prior to conversion (subject to reset upon a future dilutive financing). As of December 31, 2014, the Company had $3,750,000 in convertible debentures whose underlying shares were not included as they are convertible at the holders’ option at an initial fixed conversion price of $11.75.

Accounts Receivable and Allowance for Bad Debts

The Company is subject to credit risk as it extends credit to our customers for work performed as specified in individual contracts. The Company extends credit to its customers, mostly on an unsecured basis after performing certain credit analyses. Prior to 2015, our typical terms required the customer to pay a portion of the contract price up front and the rest upon certain agreed milestones. The Company’s management periodically reviews the creditworthiness of its customers and provides for probable uncollectible amounts through a charge to operations and a credit to an allowance for doubtful accounts based on our assessment of the current status of individual accounts. Accounts still outstanding after the Company has used reasonable collection efforts are written off through a charge to the allowance for doubtful accounts. As of December 31, 2015 and December 31, 2014, the Company’s management considered all accounts outstanding fully collectible.

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

Vehicles	5 years
Furniture and Fixtures	3 - 5 years
Office equipment	3 years
Machinery	2 years
Buildings	10 - 39 years

Assets Held for Resale

During 2014, the Company entered into various real estate purchase agreements to support the filing of retail dispensary or cultivation facility licenses in certain states and localities. The Company intended to sell the real estate to a long term investor after the license is granted. The cost of the acquired real estate is included in Assets Held for Resale for the year ending December 31, 2014 on the consolidated balance sheet. The Company does not depreciate assets held for resale. On October 14, 2015, one of the Company’s subsidiaries entered into a lease regarding a property in Washington state (Note 6). The lease has a five year term, with monthly lease payments of $2,500. As management’s plans regarding the property have changed, as evidenced by the October 14, 2015 lease, it was reclassified to Property and equipment for the year ending December 31, 2015.

Income Taxes

The Company accounts for income taxes under the asset and liability method. The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The components of the deferred tax assets and liabilities are classified as current and non-current based on their characteristics. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

In addition, the Company’s management performs an evaluation of all uncertain income tax positions taken or expected to be taken in the course of preparing the Company’s income tax returns to determine whether the income tax positions meet a “more likely than not” standard of being sustained under examination by the applicable taxing authorities. This evaluation is required to be performed for all open tax years, as defined by the various statutes of limitations, for federal and state purposes.

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

The Company accrues all legal costs expected to be incurred per event. For legal matters covered by insurance, the Company accrues all legal costs expected to be incurred per event up to the amount of the deductible.

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

On July 22, 2015, the Financial Accounting Standards Board (“FASB”) issued a new standard that requires entities to measure most inventory “at the lower of cost and net realizable value,” thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market. The new standard will not apply to inventories that are measured by using either the last-in, first-out (LIFO) method or the retail inventory method. The new standard will be effective for fiscal years beginning after December 15, 2016, and interim periods in fiscal years beginning after December 15, 2016. The Company is in the process of evaluating the impact of adoption on its consolidated financial statements.

In April 2015, the FASB issued a new standard that requires an entity to determine whether a cloud computing arrangement contains a software license. If the arrangement contains a software license, the entity would account for the fees related to the software license element in a manner consistent with how the acquisition of other software licenses is accounted for. If the arrangement does not contain a software license, the customer would account for the arrangement as a service contract. The new standard will be effective for fiscal years beginning after December 15, 2015, and interim periods in fiscal years beginning after December 15, 2016. The Company is in the process of evaluating the impact of adoption on its consolidated financial statements.

In February 2016, the FASB issued “Leases (Topic 842)” (ASU 2016-02). This update amends leasing accounting requirements. The most significant change will result in the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under current guidance. The new guidance will also require significant additional disclosures about the amount, timing and uncertainty of cash flows from leases. ASU 2016-02 is effective for fiscal years and interim periods beginning after December 15, 2018, which for us is December 31, 2018, the first day of our 2019 fiscal year. Upon adoption, entities are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. Early adoption is permitted, and a number of optional practical expedients may be elected to simplify the impact of adoption. The Company is currently evaluating the impact of adopting this guidance. The overall impact is that assets and liabilities arising from leases are expected to increase based on the present value of remaining estimated lease payments at the time of adoption.

Management’s Evaluation of Subsequent Events

The Company evaluates events that have occurred after the balance sheet date of December 31, 2015, through the date which the consolidated financial statements were issued. Based upon the review, other than described in Note 18 – Subsequent Events, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

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

The purchase price to acquire EWSD consisted of (i) $500,000 paid by the Company as a deposit into the escrow for the Acquired Property, and (ii) the Company’s future payments to Seller of a royalty of 3% of the adjusted gross revenue, if any, from operation of the Acquired Property (including sale of any portion of or interest in the Acquired Property less any applicable expenses) for the three-year period beginning on January 1, 2016. Such royalty payments shall be payable 50% in cash and 50% in Company common stock (the “Royalty Payment”). The Company determined that the royalty payments could not be estimated at the time of acquisition, and, therefore, the contingent payments have not been recognized as part of the acquisition price. The contingent consideration will be re-measured to fair value each subsequent period until the contingency is resolved, in this case, for the three year period beginning on January 1, 2016, with any changes in fair value recognized in earnings. Per the terms of the agreement, the closing is deemed to have occurred when the Special Warranty Deed is recorded (which occurred on August 7, 2015) and all terms of the purchase agreement for the Farm have been complied with, including the Farm closing, which also took place on August 7, 2015. Therefore, the acquisition date has been determined to be August 7, 2015. There were no assets or liabilities of EWSD on the acquisition date.

In connection with EWSD’s purchase of the Acquired Property, EWSD entered into a secured promissory note (the “Note”) with Southwest in the principal amount of $3,670,000 (Note 14). Interest on the outstanding principal balance of the Note shall accrue at the rate of five percent per annum. The Note shall be payable by EWSD in thirty-five payments of principal and interest, which shall be calculated based upon an amortization period of thirty years, commencing on September 1, 2015 and continuing thereafter on the first day of each calendar month through and including July 1, 2018; and one final balloon payment of all unpaid principal and accrued but unpaid interest on August 1, 2018. The Note is secured by a deed of trust, security agreement, assignment of rents and financing statement encumbering the Acquired Property.

EWSD also entered into an unsecured promissory note (the “Unsecured Note”) in the principal amount of $830,000 with the Seller (Note 14), in respect of payments previously made by Seller to Southwest in connection with acquiring the Farm. Interest on the outstanding principal balance of the Unsecured Note shall accrue at the rate of six percent per annum. The Unsecured Note shall be payable by EWSD in thirty-five payments of principal and interest, which shall be calculated based upon an amortization period of thirty years, commencing on September 1, 2015 and continuing thereafter on the first day of each calendar month through and including July 1, 2018; and one final balloon payment of all unpaid principal and accrued but unpaid interest on August 1, 2018.

The Closing occurred on August 7, 2015, as a result of which the Company, through its new, wholly-owned subsidiary, EWSD, became the owner of the Acquired Property. The Company has determined that the Acquired Property is an acquisition of assets and does not constitute a business. Prior to its acquisition by the Company, the Acquired Property was leased to a farmer who cultivated corn on 150 of its 320 acres. The Company engaged an independent contractor to manage the operations who has hired its own new staff to cultivate hemp on the Acquired Property. No employees of the former farm work in the new operation. The new operation has an entirely new customer base, sales force and marketing plan as well as new production techniques and a new trade name. Management has determined that the purchase of the Acquired Property and planned operations do not constitute continuation of the prior business and therefore it does not meet the criteria for a business acquisition. The Acquired Property was determined to have a fair value of $5,000,000, based on the $500,000 cash payment and the amounts due under the Secured and Unsecured notes for its purchase from third parties.

The purchase price is comprised of:

Cash deposit	$500,000
Note Payable to Southwest	3,670,000
Note Payable to Seller	830,000

$5,000,000

The assets acquired included various buildings that were on the land. The Company did not acquire the Farm to obtain or use these buildings, and is replacing two of the buildings with new buildings that will better suit the Company’s planned operations, and renovating the greenhouses to also better serve the Company’s planned operations. The buildings which remain are a mechanics shop and a processing building, which the Company will utilize as is. The fair value of these two buildings has been determined to be $55,000. Therefore the purchase price has been allocated $4,945,000 to Land and $55,000 to Buildings and structures (included in Property and equipment on the accompanying Consolidated Balance Sheet).

Farming Agreement

On December 18, 2015, the Company and its subsidiary EWSD I, LLC (“EWSD”), entered into a Farming Agreement (the “Farming Agreement”) with Whole Hemp Company (“Whole Hemp”), pursuant to which Whole Hemp will manufacture products from hemp and cannabis crops it will grow on EWSD farmland, and the Company will build greenhouses for such activities up to an aggregate size of 200,000 square feet. Whole Hemp will pay all preapproved costs of such construction on or before September 30, 2017 as partial consideration for a revocable license to use the greenhouses and a separate 10 acre plot of EWSD farmland (the “10 Acres”). EWSD will retain ownership of the greenhouses. For the first growing season commencing October 1, 2016, the Company will receive a percentage of gross sales of all Whole Hemp products on a monthly basis, and the Company’s share will increase incrementally based on the extent of crops planted on EWSD farmland according to a mutually agreed schedule. In addition, the Company will receive 50% of Whole Hemp’s gross profits from the farming activities on the 10 Acres. Commencing in the second growing season, the Company may provide marketing, sales, and related services to Whole Hemp in connection with the sale of products generated from the EWSD farmland, of which the Company will retain a percentage of gross sales. Further, the Company will receive half of the gross profits from the sale of products produced from crops grown on a dedicated 40 acre parcel of Whole Hemp’s farmland in exchange for marketing, sales, and related services provided by the Company on an exclusive basis. Whole Hemp is responsible for obtaining all requisite permits and approvals from governmental authorities necessary to conduct the farming activities and for compliance with all federal, state and local regulations and procedures related to its business. The Farming Agreement is effective until September 30, 2026 and may be extended by either party for a 5 year period. The Company will recognize all revenue from the Farming Agreement at the net amount received when it has been earned and determined collectable.

Pursuant to the Farming Agreement, the Company also granted Whole Hemp a warrant to purchase 4,000,000 shares of Company common stock at an exercise price of $0.50 per share, exercisable at any time within 5 years. The warrants were valued at $76,000, using a Black Scholes Merton Model, with key valuation assumptions used that consist of the price of the Company’s stock at settlement date, a risk free interest rate based on the average yield of a 5 year Treasury note and expected volatility of the Company’s common stock all as of the measurement date. The fair value of the warrants is included in Deferred costs and will be recognized over the life of the Farming Agreement.

Growers’ Distributor Agreement

On December 18 2015, the Company also entered into a Growers’ Agent Agreement with Whole Hemp, which was amended on March 11, 2016, to change the name of the agreement to Growers’ Distributor Agreement, (“Distributor Agreement”) as well clarify some terms. Pursuant to the Distributor Agreement, the Company will provide marketing, sales, and related services on behalf of Whole Hemp in connection with the sale of its Cannabidiol oil product, from which the Company will receive a percentage of gross revenues (other than the sale of such product generated from the EWSD 10 Acres and the Whole Hemp 40 acre plot subject to the Farming Agreement). The Growers’ Agent Agreement is effective until September 30, 2025. The Company will sell the product on behalf of Whole Hemp on a commission basis. The Company may not act as agent of any other grower, distributor or manufacturer of the same product unless such other party agrees.

NOTE 4 – INVENTORY

Inventory is stated at the lower of cost or market value. Cost is determined on a standard cost basis that approximates the first-in, first-out (FIFO) method.

Inventory at December 31, 2015 and 2014 consists of the following:

	December 31, 2015	December 31, 2014
Work in process and related capitalized costs	$—	$308,867
Deposits on dispensing machines	—	325,973
Vaporizers and accessories	81,934	154,930
Dispensing machines	—	171,466

CBD Oil	35,889
Light Bulbs for cultivation centers	33,000

Total inventory, net	$150,823	$961,236

During the year ended December, 31, 2015 and 2014, the Company wrote down slow moving, older models of vaporizer inventory with a charge to cost of revenue of $52,224 and $329,154, respectively. During 2015, based on the decrease in demand for the dispensing machines, and to the bankruptcy of the supplier of the machines, the Company wrote off the remaining inventory on dispensing machines and the deposits on dispensing machines made to the supplier, in the amount of $497,439.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2015 and 2014 consists of:

Property and Equipment	December 31, 2015	December 31, 2014
Office equipment	$11,370	$22,421
Furniture and fixtures	—	74,404
Website development	—	46,922
Product tooling	—	64,763
Buildings and structures	454,594
Machinery	21,600

	487,564	208,510

Less accumulated depreciation	(16,986)	(50,192)

Property and equipment, net	$470,578	$158,318

Product tooling costs are related to the tooling of a new product by VII and were written off in the fourth quarter of 2015.

Depreciation expense for the years ended December 31, 2015 and 2014, was $142,345 and $28,520, respectively.

NOTE 6 – DISPENSARIES

Portland

The Company holds the license to operate a dispensary in Portland, Oregon, and a master lease on the property in which the dispensary is located. In April 2015, the Company entered into an Operating Agreement (“Original Agreement”) with an unrelated party (the “Operator”) in which the Operator was to manage and operate the Dispensary. Per the terms of the Agreement, the Dispensary was “under the exclusive supervision and control of Operator, which shall be responsible for the proper and efficient operation of the Dispensary”. The term of the Agreement included an initial term of five years, and a renewal term for an additional five years. The renewal term was at the discretion of the Operator. The Original Agreement also included an annual Licensor Fee of 5% of the annual Gross Revenues, which would have begun after the Procurement Fees had been paid in full.

The Company’s management had determined that under the Original Agreement they did not hold the controlling financial interest in the Dispensary and were not the primary beneficiary, and therefore did not consolidate the Dispensary in their consolidated financial statements.

The procurement fee for the dispensary under the Original Agreement was $400,000 (initially classified in Deferred Revenue), of which $50,000 was paid upon execution and delivery of the Agreement, and the remaining $350,000 was to be paid monthly in the amount of gross receipts less payroll and costs of inventories. During the time the Original Agreement was effective, there were no amounts available under the above calculation to make payments towards the procurement fees.

The remaining $350,000 was evidenced by a Note Receivable to the Company. The Company determined it was not assured of the timing of the collectability of the Note Receivable and therefore had set up an allowance in the amount of $350,000 for the Note Receivable, and reduced the Deferred Revenue to $50,000. The $350,000 Note Receivable was written of in December 2015, when the original partner was replaced.

On December 3, 2015 the Company replaced the original operator of the Portland dispensary with another operator under a new Operator Agreement, dated December 3, 2015. The terms of the new Operator Agreement concerning the operation and control of the Dispensary have not changed under the new agreement. However, the requirement for the procurement fee was removed from the new operating agreement. The only other significant change in the terms of the new agreement is as to the License fee, which is now based on a flat 10% of Gross Revenues. The Company’s management has determined that under this new operating agreement they again do not hold the controlling financial interest in the Dispensary and were not the primary beneficiary, and therefore did not consolidate the Dispensary in their consolidated financial statements.

Sunrise Property Investments, LLC

On December 3, 2015, the Company entered into an Operating Agreement with PSM Investment Group, LLC (“PSM”), for the governance of Sunrise Property Investments, LLC (“Sunrise”). Pursuant to the agreement, each of the two members contributed 50% of the capital of Sunrise. The Company’s contribution to the investment was the conditional use permit for the location, which was determined to have a zero cost basis, based on its carrying value in the Company’s financial statements. The Company’s contribution was determined to have a zero cost basis. Sunrise acquired the property on which a dispensary will be located in San Diego on December 31, 2015. The Company has determined it should not consolidate the financial position and results of operations in its consolidated financial statements as it does not hold greater than 50% voting interest or is able to exercise influence over the operations and management in Sunrise. Instead, the Company accounts for Sunrise as an equity method investment. No income or loss has been recognized from Sunrise for the year ending December 31, 2015.

Alternative Health Cooperative, Inc. (“Alternative”) is a not-for-profit corporation, managed by an employee of Notis Global, which holds the conditional user permit (“CUP”) to run the dispensary. On January 1, 2016, Sunrise entered into an Operator Agreement with Alternative for Sunrise to operate the dispensary located on the Sunrise property. The Operator Agreement engages Sunrise to “supervise, direct and control the management of the dispensary”. The Agreement also states that the operation of the dispensary shall be under the exclusive supervision and control of Sunsrise which shall be responsible for the proper and efficient operation of the dispensary. The Company had determined that under the operating agreement neither it nor Alternative hold the controlling financial interest in the dispensary, but that Sunrise is the controlling entity. Therefore, the Company did not consolidate the dispensary in its consolidated financial statements.

Sunrise Delivery

On November 24, 2015, the Company entered into a Management Agreement (“the Agreement”) with Rise Industries (“the Operator”) for a delivery service to be called Sunrise Delivery, operating under the conditional use permit awarded to the Sunrise Dispensary. The delivery service began operations on December 19, 2015 and, due to the short period between commencement of operations and the year end, the results of operations were not material for the year ended December 31, 2015.

Under the Agreement, the Operator is fully and solely responsible to collect all revenue and pay all expenses arising from the delivery service, including acquisition of inventory. The Company’s name is not being used in connection with any advertising, marketing, product or delivery services provided by the Operator. The Company determined that under the Agreement they do not hold the controlling financial interest in the delivery service and the Operator is the controlling entity. Therefore, the Company did not consolidate Sunrise Delivery in their financial statements. The Company also evaluated whether the revenue earned from the delivery service should be recognized at the gross or net amount. As the Company meets the three indicators of being an agent, the Company will report the earnings or losses from the delivery service on a net basis, under the equity method of accounting.

On December 9, 2015, the Company provided a $60,000 loan to Sunrise Delivery for working capital, with interest at prime and payable in one year.

Washington

In the course of seeking licenses for new locations, the Company has to enter into real estate purchase agreements in order to secure the sites to be developed for clients’ dispensaries and cultivation centers (Note 17). During the second quarter of 2014, one of the Company’s subsidiaries entered into a real estate purchase agreement for a property in the State of Washington. The purchase transaction was closed during the third quarter of 2014 for a total purchase price of $399,594, partially financed by a promissory note for $249,000. The note was due January 30, 2015 and bore interest at twelve percent (12%). The Company did not repay the note on its maturity date, and therefore began incurring interest at the default interest rate of eighteen percent (18%) per annum. On September 30, 2015, the Company, through its subsidiary MJ Property Investments, and the seller of the property entered into an amendment to the Note Payable, whereby the maturity date was extended to April 1, 2017, and the interest rate returned to twelve percent (12%) per annum (see Note 12). The property was classified as Assets held for resale as of December 31, 2014 because the Company’s plan was to sell the property to a third party to hold as a lessor to the operator of the dispensary.

On October 14, 2015, MJ Property entered into a lease agreement to lease the property in Washington State to a third party operator. The lease has a five year term, with monthly lease payments of $2,500. As management’s plans regarding the property have changed, as evidenced by the lease, it was reclassified as Property and equipment as of December 31, 2015.

NOTE 7 – GOODWILL AND INTANGIBLE ASSETS

The Company acquired certain intangible assets with its purchase of 100% of the outstanding common stock of Vaporfection International Inc. (“VII”) on April 1, 2013. The Company accounts for intangible assets acquired in a business combination, if any, under the purchase method of accounting at their estimated fair values at the date of acquisition. Intangibles are either amortized over their estimated lives, if a definite life is determined, or are not amortized if their life is considered indefinite.

The amortizable intangible assets, based on their non-deductibility for tax purposes, gave rise to a deferred tax liability in the amount of $160,000. Goodwill was increased accordingly, and the balance after the purchase price allocation adjustments was $1,260,037 at December 31, 2014.

Intangible assets related to VII include:

Intangible assets related to VII	December 31, 2015	December 31, 2014
Distributor relationship	$—	$314,000
IP/technology/patents	—	324,653
Domain names	—	131,000
Non-compete covenants	—	23,000

Subtotal	—	792,653

Less accumulated amortization	—	(83,500)

Intangible assets, net	$—	$709,153

The estimated useful lives for significant intangible assets were as follows:

Distributor Relationship	10 years
Domain Names	10 years
IP/Technology/Patents	10 years
Non-Compete covenants	3 years

Amortization expense for the years ended December 31, 2015 and 2014, were $54,049 and $51,299, respectively.

The Company’s management had evaluated the intangible assets and Goodwill at December 31, 2014 and did not believe any impairment of intangible assets had occurred.

In the third quarter of 2015, the Company began to sell a new portable line of vaporizers called miVape in the market place. The Company had expected there to be substantial growth in the business and revenues with the introduction of this new product, which began to be shipped in July 2015. However, when the miVape began to be sold, the sales did not reach the levels that the Company had anticipated by the end of 2015 and the Company did not believe the business of VII would grow in the future as had been expected . Therefore, management determined that indications of impairment exist and performed the quantitative tests for impairment of the Goodwill and intangibles.

On December 31, 2015 The Company re-evaluated the future value of the intangible assets and determined none of the carrying value of the intangible assets were recoverable, and its carrying value exceeded its fair value. Therefore, the Company recognized an impairment loss on Intangibles of $586,000.

The Company performed the first step of the Goodwill impairment test, and, based on the same conclusions as above, determined there were indications of impairment of the Goodwill and they had to perform the second step of the impairment test, which compares the carrying value of the Goodwill to the implied Goodwill. The Company re-evaluated the fair value of all the associated assets VII and determined that the only asset which has any resale value, and therefore fair value, was the Inventory, which it estimated to be approximately $82,000. The Company concluded there was no active market for the IP or domain name of Vaporfection, nor the distributor list, from which they had not received any significant sales value, nor the fixed assets. Therefore, the fair value of VII is $82,000, all of which would be allocated to the Inventory, resulting in there being no implied Goodwill. As there is no implied Goodwill, the impairment loss to be recognized would be the entire carrying value of Goodwill, approximately $1,260,000.

In light of these impairments, as discussed above, Company has also written down all other assets related to the business, such as fixed assets and costs to develop the website, with a carrying value of approximately $80,000. The Company also wrote down the Inventory of VII to the fair value of $82,000, for a loss of approximately $52,000.

Intangible Assets on the balance sheet also include $85,000, less accumulated amortization of $15,585, related to the Medbox domain name. On January 28, 2016, the Company changed their name to Notis Global, Inc., and, therefore, will no longer be using the Medbox domain name for the Company’s website. Based on this indication of impairment, the Company tested the domain name for impairment and recognized a loss on impairment of approximately $69,000 for the year ended December 31, 2015.

NOTE 8 – ACCOUNTS AND NOTE RECEIVABLE

During the year ended December 31, 2014, the Company identified $132,640 of accounts receivable and $75,000 in Notes Receivable where management determined that collection was not likely and, therefore, the Company recognized bad debt expense of $207,640. The Company will continue to make efforts to collect the full value of the various receivables. The Company recovered the $75,000 in Notes Receivable, which is recognized in other income on the accompanying Consolidated Statement of Comprehensive Loss.

There were no amounts determined to be uncollectible in the year ended December 31, 2015.

NOTE 9 – MARKETABLE SECURITIES

Marketable securities of the Company represent the shares received as a payment from clients for services provided.

Marketable securities	Value as of December 31, 2015	Value as of December 31, 2014
Securities from MJ Holdings, Inc.	$9,410	$94,776

Total marketable securities	$9,410	$94,776

On May 19, 2014, the Company entered into an agreement with MJ Holdings, Inc., a publicly traded company that provides real estate financing and related solutions to licensed marijuana operators. The Company was to market MJ Holdings’ real estate financial products and offerings to its consulting clients and direct all incoming real estate related opportunities to MJ Holdings. Under the agreement, the Company would receive 50% of management fees and profits realized from the real estate opportunities it presents, in addition to warrants to purchase shares in MJ Holdings. The initial term of the agreement was six months which could have been extended on a month to month basis, but the agreement was terminated at the end of the six month term. During the term of the agreement, the Company received six tranches of warrants for the services provided under the agreement, for a total of 166,667 warrants, with original fair values of approximately $204,000. The Company used a Black-Scholes model to measure the value of the warrants using with key valuation assumptions used that consist of the price of the Company’s stock at settlement date, a risk free interest rate based on the average yield of a 1 year Treasury note and expected volatility of the Company’s common stock all as of the measurement date.

In June 2014, Warrant #1 was converted to 10,825 shares of MJ Holdings common stock through the cashless exercise option. The Company uses the published closing price of the stock to value the stock held by the Company.

Marketable securities consist of:

	December 31, 2015	December 31, 2014
Warrants:
Balance on January 1,	$73,126	$—
Initial fair value	—	203,165
Fair value at conversion	—	(94,719)
Loss on fair value	(69,345)	(35,320)

	$3,781	$73,126

Shares:
Balance on January 1,	$21,650	$—
Fair value upon conversion	—	94,719
Loss on fair value	(16,021)	(73,069)

	$5,629	$21,650

Total marketable securities	$9,410	$94,776

At initial recognition the value of warrants is recorded as “Marketable securities” and “Revenue” for services provided. Subsequent to initial recognition all valuation adjustments are reflected through other comprehensive income (loss) as “Unrealized gain or losses from marketable securities”.

NOTE 10 – CUSTOMER DEPOSITS

Advance payments from customers are recorded as customer deposits on the consolidated balance sheets.

Customer deposits	December 31, 2015	December 31, 2014
Advance payments from customers	$867,270	$1,450,770
Advance payments for vaporizers	63,934	75,038

Total customer deposits	$931,204	$1,525,808

NOTE 11 – CONVERTIBLE NOTES PAYABLE AND DERIVATIVE LIABILITY

July and September 2014 Debentures

On July 21, 2014, as amended on September 19, 2014 and October 20, 2014, the Company entered into a Securities Purchase Agreement whereby the Company agreed to issue convertible debentures (“July 2014 Debentures”) in the aggregate principal amount of $3,500,000, in five tranches. The initial closing in the aggregate principal amount of $1,000,000 occurred on July 21, 2014. The second closing in the amount of $1,000,000 occurred on August 26, 2014; the third of $500,000 on September 26, 2014. The fourth and fifth, each in the amount of $500,000, were to occur within 2 and 5 business days, respectively, of the effective date of the registration statement filed by the Company for the resale of the shares of common stock issuable upon conversion of the July 2014 Debentures. The Registration statement was withdrawn and terminated in December 2014, and a new registration statement was filed on April 9, 2015. The July 2014 Debentures bear interest at the rate of 10% per year. The debt was due July 21, 2015, with the original agreement calling for amortization payments, including accrued principal and accrued interest, beginning on the eleventh day of the fourth month after issuance and will continue on the eleventh day of each following eight successive months thereafter.

Also on September 19, 2014, as amended on October 20, 2014, the Company entered into a securities purchase agreement pursuant to which it agreed to issue convertible debentures (“September 2014 Debentures”) in the aggregate principal amount of $2,500,000, in two tranches. The initial closing in the principal amount of $1,000,000 occurred on September 19, 2014. The second closing of $1,500,000, was to occur within 2 days of the effective date of the registration statement filed by the Company for the resale of the shares of common stock issuable upon conversion of the September 2014 Debentures. The September 2014 Debentures bear interest at the rate of 5% per year. The debt is due September 19, 2015, and the original agreement called for amortization payments, including accrued principal and accrued interest, due in nine monthly installments, commencing the fourth month after issuance.

Both the original July 2014 Purchase Agreement Debentures and September 2014 Debentures, prior to subsequent amendment, share the following significant terms:

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

The conversion feature of the July 2014 Debenture and the September 2014 Debenture meets the definition of a derivative and due to the reset provision to occur upon subsequent sales of securities at a price lower than the fixed conversion price, requires bifurcation and is accounted for as a derivative liability. The derivative related to the closings on the July 2014 and September 2014 Debentures during the year ending December 31, 2014, was initially recognized during 2014, at its estimated fair value of approximately $1,885,000 and created a discount on the Debentures that would be amortized over the life of the Debentures using the effective interest rate method. The fair value of the embedded derivative is measured and recognized at fair value each subsequent reporting period and the changes in fair value are recognized in the Statement of Operations as Change in fair value of derivative liability. For the year ended December 31, 2014, the Company recognized a loss on the change in fair value of derivative liabilities of approximately $1,806,000. See Note 2 Fair value of financial instruments for additional information on the fair value and gains or losses on the embedded derivative.

On January 30, 2015, the Company and certain of the Investors entered into an Amendment, Modification and Supplement to the Purchase Agreement (the “Purchase Agreement Amendment” or the “Modification”) pursuant to which the Investors agreed to purchase an additional $1,800,000 in seven Modified Closings: (1) $200,000 was funded at the Closing of the Purchase Agreement Amendment; (2) $100,000 to be funded within thirty (30) days of the Closing; (3) $100,000 to be funded within two days following the filing of a registration statement with the SEC to register the shares underlying the Debentures (the “Registration Statement”) and of the Company having filed with the SEC a restatement of the Company’s consolidated financial statements as described in the Company’s Current Report on Form 8-K filed with the SEC on December 22, 2014; (4) $100,000 to be funded within two days of receipt of the first comment letter from the SEC with regard to the Registration Statement; (5) $500,000 to be funded within two days of the date that the Registration Statement is declared effective by the SEC; (6) $500,000 to be funded within five days of the date that the Registration Statement is declared effective by the SEC; and (7) $100,000 to be funded within each of 90, 120, 150, and 180 days from the Closing of the Purchase Agreement Amendment. The Modification also eliminated the amortization payments discussed above, and provided for accrued and unpaid interest to be payable upon conversion or maturity rather than on specified payment dates. The Company was also required to open a new dispensary in Portland, Oregon through a licensed operator during the first calendar quarter of 2015 (which was later modified to April 30, 2015). The Company also had to file the Registration Statement by March 8, 2015 (later amended), and it had to be declared effective by June 15, 2015 in order to avoid default and acceleration under the Amended and Restated Debenture. As noted above, the Registration Statement was filed on April 9, 2015, and became effective June 11, 2015.

On March 13, 2015 the Company and the Investors entered into a further amendment (“March 2015 Amendment”) to the July 21, 2014, 10% Convertible debentures, as amended January 30, 2015, whereby the reset of the fixed conversion rate to $1.83 caused by recent dilutive issuances was reiterated for all previously issued notes. In addition, the March 2015 Amendment modified the opening date of the Portland, Oregon dispensary to April 30, 2015. Neither of these modified terms had an impact on the accounting treatment of the Debentures.

The July 2014 financing was further modified on March 23, 2015. The closing dates of the financing were again modified, investments by two members of the Board of Director’s (“Board”) were required, and the deadline for filing of the registration statement was changed to no later than April 15, 2015, and its effective date to no later than July 15, 2015. Neither of these modified terms had an impact on the accounting treatment of the Debentures.

On April 9, 2015, the Company and their investors entered into an Amendment, Modification and Supplement to the July 2014 convertible debenture which amends the closings as set forth in the March 23, 2015 Modification to increase the amounts due in the third tranche, due two days after the filing of the Registration Statement, to $450,000.

On January 28, 2015, the Company and certain of the Investors entered into an Amendment, Modification and Supplement to the September 2014 Debenture, pursuant to which the remaining $1,500,000 was to be funded in four Modified Closings as set forth in the agreement, and contains other modifications with the same terms as was contained in the January 30, 2015 Modification.

The Company considered whether the above modifications should be accounted for as an extinguishment or modification of the existing debt. The Company first evaluated whether the modification of terms could be considered a troubled debt restructuring, but the modification did not meet the criteria as the Investors did not grant a concession to the Company for economic or legal reasons related to any financial difficulties of the Company. The majority of the modifications related to deadlines being extended for certain required events. The only financial modification was to revise the payment schedule on the Debentures to eliminate the amortization payments and instead require all to be due at maturity. The Company concluded this is not regarded as a concession as it is not the forgiveness of any interest payments, nor reduction of principal, nor change to the maturity date. Therefore, the modification of the terms was evaluated to determine whether the changes in the Debentures’ future cash flows were in excess of 10% and considered substantial, which would require the Debentures to be accounted for as extinguished and replaced with new debt. As the modification resulted in a less than 10% estimated change in future cash flows, the Company concluded that the modification of the terms of the July 2014 and September 2014 Debentures was to be accounted for as a modification of the existing Debentures.

As part of the January 30, 2015 Modification, the parties entered into a Modified Debenture Agreement for the $200,000 that was funded at the Closing and agreed to use the same form of Modified Debenture for each of the other foregoing Modified Closings (collectively, the “Modified Debentures”). The fixed conversion price of the Modified Debenture was the lower of $5.00 or 51% of the lowest volume weighted average price for the 20 consecutive trading days prior to the applicable conversion date. This new fixed conversion price was a dilutive issuance to the outstanding July 2014 and September 2014 Debentures, thereby triggering a reset of the older fixed conversion price. As a result of the reset to the conversion price, at January 30, 2015, the derivative liability was re-measured to a fair value of approximately $2,690,000, using a weighted probability model as estimated by management. A decrease in fair value of the derivative liability of approximately $1,072,000 was recognized as a gain on the Statement of Consolidated Comprehensive Loss.

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

The additional Modified Debentures under the September 2014 Debentures closed on January 29, 2015 in the amount of $100,000 and February 24, 2015 in the amount of $100,000. These Modified Debentures have a fixed conversion price of the lower of $5.00 or 51% of the VWAP for the last 20 days prior to the conversion. This new fixed conversion price was a dilutive issuance to the outstanding July 2014 and September 2014 Debentures, thereby triggering a reset of the previous $5.00 fixed conversion price. The resulting reset and re-measurement of the fair value of the derivative liability is included in the amounts of the change to fair value discussed above.

The additional funding under the July 2014 Modified Debentures pursuant to the closing schedule detailed above resulted in $2,811,500 being received during the second quarter. The first $300,000 had a fixed conversion price of the lower of $1.83 or 51% of the VWAP for the 40 days prior to the conversion. The April 17, 2015 closing contained a fixed conversion price of the lower of $0.88 or 51% of the VWAP for the last 40 days prior to the conversion. This new fixed conversion price was a dilutive issuance to the outstanding July 2014 and September 2014 Debentures, thereby triggering a reset of the previous $1.83 fixed conversion price. This reset resulted in the derivative liability being revalued at April 17, 2015, using a weighted probability model for a fair value of $3,287,000, for a increase in fair value of approximately $1,764,000, recognized as a loss on the Statement of Consolidated Comprehensive Loss.

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

The warrants issued are summarized below:

Date issued	Number of warrants	Exercise price	December 18, 2015 re-price	Fair Value at issuance
July 2014 Modified Debentures

January 30, 2015	40,552	4.93	.06	$159,601
February 26, 2015	45,537	2.20	.06	79,904
March 13, 2015	21,151	2.36	.06	39,965
March 16, 2015	10,575	2.36	.06	19,981

March 20, 2015	41,946	1.79	.06	59,942

March 27, 2015	75,758	1.98	.06	119,888

April 2, 2015	60,386	1.66	.06	74,025

April 2, 2015	30,193	1.66	.06	37,012

April 10, 2015	107,914	1.39	.06	112,460

April 17, 2015	41,667	1.20	.06	37,680

April 24, 2015	127,119	1.18	.06	112,635

April 24, 2015	21,186	1.18	.06	18,772
May 1, 2015	156,250	.96	.06	113,133
May 7, 2015	134,615	.78	.06	79,234
May 8, 2015	42,000	.75	.06	23,768
May 15, 2015	200,000	.75	.06	113,365
May 22, 2015	250,000	.60	.06	113,366
May 29, 2015	258,621	.58	.06	112,537
June 5, 2015	288,462	.52	.06	120,738
June 12, 2015	930,233	.43	.06	303,246
June 19, 2015	3,448,276	.29	.06	751,159

September 2014 Modified Debentures
January 28, 2015	18,038	5.54	.06	80,156
February 13, 2015	57,870	1.73	.06	96,689
April 2, 2015	181,159	1.66	.06	222,109
April 24, 2015	90,579	1.10	.06	80,548
May 15, 2015	200,000	.75	.06	113,365
June 12, 2015	1,744,186	.43	.06	570,248

August 2015 Debentures

August 24, 2015	6,666,667	.06		321,757

September 18, 2015	588,235	.17		82,804
October 28, 2015	4,166,667	.12		363,306
November 16, 2015	1,785,714	.07		92,798
November 23, 2015	2,083,333	.06		68,988
November 30,2015	2,500,000	.05		81,988
December 7, 2015	6,250,000	.02		163,382
December 17, 2015	10,000,000	.02		76,376

Directors

January 5, 2015	129,305	.40		39,901

January 30, 2015	129,250	.40		39,916

February 2, 2015	237,778	.22		16,619

Total	43,161,222			$5,113,361

Effective September 18, 2015, the holder of the September 2014 Debentures and the Company agreed to amend its September 2014 Warrants, to reduce the exercise price of the warrants to purchase an aggregate of 2,291,832 shares of the Company’s common stock to six cents per share. Additionally, the holder of the July 2014 Debentures and the Company agreed to amend its July 2014 Warrants, to reduce the exercise price of the warrants to purchace an aggregate of 6,332,441 shares of Common Stock to six cents per share. As a result of the amendment, the fair value of the warrants was remeasured as of September 18, 2015, for an additional fair value of approximately $38,000 recognized as a financing expense.

During the year ended December 31, 2015, approximately 2,292,000 of the above warrants were exercised, for cash proceeds of $137,510 at an average exercise price of $0.06.

The Company determined at issuance that the warrants were properly classified in equity as there is no cash settlement provision and the warrants have a fixed exercise price and, therefore, result in an obligation to deliver a known number of shares.

The Company adopted a sequencing policy that reclassifies contracts, with the exception of stock options, from equity to assets or liabilities for those with the earliest inception date first. Any future issuance of securities, as well as period-end reevaluations, will be evaluated as to reclassification as a liability under our sequencing policy of earliest inception date first until all of the convertible debentures are either converted or settled.

The Company reevaluated the warrants as of December 31, 2015 and determined that they did not have a sufficient number of authorized and unissued shares to settle all existing commitments, and the fair value of the warrants for which there was insufficient authorized shares, were reclassified out of equity to a liability. Under the sequencing policy, of the approximately 40,870,000 warrants outstanding at December 31, 2015, it was determined there was not sufficient authorized shares for approximately 38,040,000 of the outstanding warrants. The fair value of these warrants was re-measured on December 31, 2015 using the Black Scholes Merton Model, with key valuation assumptions used that consist of the price of the Company’s stock on December 31, 2015, a risk free interest rate based on the average yield of a 2 or 3 year Treasury note and expected volatility of the Company’s common stock, resulting in the fair value of $940,000 being reclassified out of equity. The Company estimated the fair value of the warrant liability based on a Black Scholes valuation model. The key assumptions used consist of the price of the Company’s stock, a risk free interest rate based on the average yield of a two or three year Treasury note (based on remaining term of the related warrants), and expected volatility of the Company’s common stock over the remaining life of the warrants.

Effective September 18, 2015, the holder of the September 2014 Debentures and the Company agreed to amend the Investor’s September 2014 Warrants, to reduce the exercise price of the warrants to purchase an aggregate of 2,291,832 shares of the Company’s common stock to six cents per share. The holder agreed to exercise in full those warrants in cash within three trading days of the filing with the SEC of a Form 8-K, which occurred on September 18, 2015. During the year ended December 31, 2015, approximately 2,292,000 warrants were exercised.

Effective September 18, 2015, the holder of the July 2014 Debentures and the Company agreed to amend the Investor’s July 2014 Warrants, to reduce the exercise price of the warrants to purchase an aggregate of 6,332,441 shares of Common Stock to six cents per share. The holder agreed to exercise in full those warrants in cash within three trading days of the filing with the SEC of a Form 8-K, which occurred on September 18, 2015. As of December 31, 2015, the warrants have not yet been exercised.

August 2015 Debentures

On August 14, 2015, the Company entered into a Securities Purchase Agreement whereby they agreed to issue convertible debentures in the aggregate principal amount of up to $3,979,877 to certain Investors. The initial closing in the aggregate principal amount of $650,000 occurred on August 14, 2015. An additional 11 payments were made in the total amount of $2,434,143 through December 31, 2015. The August 2015 Debentures bear interest at the rate of 10% per year.

On August 20, 2015, the Company also entered into a Securities Purchase Agreement with another Investor in the aggregate principal amount of up to $1,500,000 (collectively the “August 2015 Debentures”), which was amended on September 19, 2015, to increase the principal by an additional $200,000. The entire $1,700,000 has been funded by December 31, 2015.

The August 2015 Debentures contain the following significant terms:

The debentures all mature in one year from the date of each individual closing.

All amounts are convertible at any time, in whole or in part, at the option of the holders into shares of the Company’s common stock at a fixed conversion price. The conversion price is the lower of (a) $0.75, or (b) a 49% discount to the lowest daily VWAP (as reported by Bloomberg) of the Common Stock during the 30 trading days prior to the conversion date. The Fixed Conversion Price is subject to adjustment for stock splits, combinations or similar events. If the Company makes any subsequent equity sales (subject to certain exceptions), under which an effective price per share is lower than the Fixed Conversion Price, then the conversion price will be reset to equal such price. The Company may prepay the Debentures in cash, prompting a 30% premium or, subject to certain conditions, in shares of common stock valued at 51% of the lowest volume weighted average price of the common stock of the Company for the 30 prior trading days. The premium will be recognized at such time as the Company may choose to prepay the Debentures.

In connection with each of the purchase agreements, the Company entered into a registration rights agreement with the respective Investors pursuant to which the Company agreed to file a registration statement for the resale of the shares of common stock issuable upon conversion of, or payable as principal and interest on, the respective debentures, within 45 days of the initial closing date under each agreement, and to have such registration statements declared effective within 120 days of the initial closing dates of each purchase agreement. The pre-effective registration statement was filed with the SEC on October 16, 2015.

The conversion feature of the August 2015 Debenture meets the definition of a derivative and due to the reset provision to occur upon subsequent sales of securities at a price lower than the fixed conversion price, requires bifurcation and is accounted for as a derivative liability. The derivatives related to all closings on the August 2015 debentures were initially recognized at estimated fair values of approximately $11,205,000 and created a discount on the Debentures that will be amortized over the life of the Debentures using the effective interest rate method. The fair value of the embedded derivative is measured and recognized at fair value each subsequent reporting period and the changes in fair value for all derivatives for the years ended December 31, 2015 and 2014 of approximately $9,088,000 and $1,806,000, respectively are recognized in the Statement of Operations as Change in fair value of derivative liability. For the year ended December 31, 2014, and the interim periods through September 30, 2015, the Company estimated the fair value of the conversion feature derivatives embedded in the convertible debentures based on weighted probabilities of assumptions used in the Black Scholes pricing model. The key valuation assumptions used consists, in part, of the price of the Company’s common stock, ranging from $8.81 down to $0.05; a risk free interest rate ranging from 0.41% to 0.12% and expected volatility of the Company’s common stock, ranging from 196.78% to 106.38%, and the various estimated reset exercise prices weighted by probability.

As of December 31, 2015, and for new issuances of convertible debentures during the fourth quarter of fiscal 2015, the Company estimated the fair value of the conversion feature derivatives embedded in the convertible debentures based on a Monte Carlo Simulation model (“MCS”). The MCS model was used to simulate the stock price of the Company from the valuation date through to the maturity date of the related debenture and to better estimate the fair value of the derivative liability due to the complex nature of the convertible debentures and embedded instruments. Management believes that the use of the MCS model compared to the black Scholes model as previously used would provide a better estimate of the fair value of these instruments. Beginning in the fourth quarter of 2015, using the MCS model, the Company valued these embedded derivatives using a “with-and-without method,” where the value of the Convertible Debentures including the embedded derivatives, is defined as the “with”, and the value of the Convertible Debentures excluding the embedded derivatives, is defined as the “without.” This method estimates the value of the embedded derivatives by observing the difference between the value of the Convertible Debentures with the embedded derivatives and the value of the Convertible Debentures without the embedded derivatives. The Company believes the “with-and-without method” results in a measurement that is more representative of the fair value of the embedded derivatives.

For each simulation path, the Company used the Geometric Brownian Motion (“GBM”) model to determine future stock prices at the maturity date. The inputs utilized in the application of the GBM model included a starting stock price ranging from $0.03 to $0.10, an expected term of each debenture remaining from the valuation date to maturity ranging from .24 years to 1.04 years, an estimated volatility of ranging from 193% to 219%, and a risk-free rate ranging from .20% to .70%. See Note 2 Fair value of financial instruments for additional information on the fair value and gains or losses on the embedded derivative.

This derivative feature also results in a debt discount for the initial fair value recognized for the derivative. The debt discount also includes the fair value of the warrants issued with the convertible debentures. This debt discount is amortized as “other expense” over the life of the convertible debenture, or until conversion if earlier, which amounted to approximately $11,692,000 for all the debentures issued in the year ended December 31, 2015 and $676,000 for the same period of 2014. Additionally, the current year closings to convertible debentures resulted in the calculated fair value of the debt being greater than the face amounts of the debt by approximately $9,201,000, with this excess amount being immediately expensed as Financing costs.

The Debenture entered into with the second Investor on August 20, 2015 included a warrant instrument granting the Investor the right to purchase shares of common stock of the Company equal to the principal amount of the applicable Debenture divided by a price equal to 120% of the last reported closing price of the Common stock on the applicable closing date of the Debenture, with a three year term. During the three months ending September 30, 2015, there were approximately 34,040,000 warrants issued relating to the August 20, 2015 debentures, with a fair value of approximately $1,250,000, calculated with the Black Sholes Merton model, with key valuation assumptions used that consist of the price of the Company’s stock at settlement date, a risk free interest rate based on the average yield of a 3 year Treasury note and expected volatility of the Company’s common stock all as of the measurement date. There were no conversions of the August 2015 Debentures during the year ended December 31, 2015.

Entry into Security Agreement

In connection with entry into the August 20 Purchase Agreement and August 14 Purchase Agreement, the Investors and the Company entered into a Security Agreement, dated August 21, 2015, securing the amounts underlying the August 14 Debentures and the August 20 Debentures. The Security Agreement grants a security interest in all assets and personal property of the Company, subject to certain excluded real property assets. The security interests under the Security Agreement terminated following the date that the registration statement registering the shares underlying the Convertible Debentures was declared effective, which occurred on December 15, 2015.

July 2015 Debenture

On July 10, 2015, another accredited Investor and affiliate of the July 2014 Investor (the “July 2015 Investor”) purchased a separate Convertible Debenture (the “July 2015 Debenture”) in the aggregate principal amount of $500,000, that closed in five weekly tranches between July 10 and August 15, 2015. The July 2015 Debenture is in substantially the same form as the August 14 Debentures, and does not include issuance of warrants. As such, the conversion feature was also determined to require bifurcation and derivative accounting. All amounts related to the July 2015 derivative liability are included in amounts disclosed above for the August 2015 debentures.

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

December 28, 2015 Amendment and Restriction Agreement

On December 28, 2015, the Company, the August 14 Investor and the August 20 Investor entered into a Debenture Amendment and Restriction Agreement (the “Agreement”), pursuant to which (1) the August 14 Investor agreed to be restricted from converting any of its convertible debentures into common stock until February 21, 2016, subject to certain limitations set forth below (the “Restriction”) and (2) the August 14 Investor agreed to assign, as of the effective date of the Agreement approximately $390,000 of its convertible debentures to the August 20 Investor in exchange for the amount of principal outstanding under such debenture plus a premium in cash from the August 20 Investor (the “Assigned Debentures”). The accrued and unpaid interest under the Assigned Debentures remained payable by the Company to the August 14 Investor.

The August 14 Investor also agreed to amend the terms of each of its debentures (other than the debentures that were assigned) such that the debenture is convertible at a 40% discount to the lowest trading price of the Company’s common stock during the 30 consecutive prior trading days rather than at a 49% discount to the lowest ‘volume weighted-average price’ during the 30 consecutive prior trading days. This was not considered to be a modification of the terms of the conversion feature, requiring evaluation of the debenture to determine if it was modified or extinguished, as the conversion feature is separately accounted for as a derivative, and is outside of the scope of the guidance on debt modifications. The change in the conversion price will be reflected in its fair value under derivative accounting.

As consideration for entering into the Agreement, the August 14 Investor was issued a promissory note from the Company in the principal amount of $700,000 (the “Promissory Note”) . The Promissory Note has a term of ten months, accrues interest at a rate of 10% per annum, and outstanding principal and accrued interest under the Promissory Note may be pre-paid at any time by the Company without penalty. The Promissory Note is not convertible other than in an event of default, in which case it is convertible on the terms of the other debentures held by the August 14 Investor. This conversion feature was considered to be a contingent conversion feature, and therefore the conversion feature would not be bifurcated and accounted for as a derivative, as are the conversion features of all other debentures, until such time as and if the Company is in an event of default. The Promissory Note is being accounted for as a finance expense of the December 28, 2015 transaction, similar to a debt discount, and will be amortized to financing expense over the ten month life of the note.

The August 20 Investor shall also acquire from the August 14 Investor an additional $650,000 of the convertible debentures held by the August 14 Investor (1) upon the declaration of effectiveness of a post-effective amendment (the “POSAM”) to the Company’s Registration Statement on Form S-1 originally filed by the Company on October 16, 2015 and declared effective by the Securities and Exchange Commission on December 15, 2015 (the “Registration Statement”) reflecting the terms of the Agreement, or (2) at the option of the August 20 Investor (the “Option”), at an earlier time. The August 14 Investor exercised the Option on January 25, 2016. The POSAM was declared effective on February 3, 2016.

During the year ended December 31, 2015, $5,770,000 principal of the July 2014 Debentures and $2,250,000 principal and approximately $58,000 accrued interest of the September 2014 Debentures, and $150,000 principal of the Directors debentures, in addition to approximately $49,000 accrued interest were converted into approximately 192,625,000 of the Company’s common shares at an average price of $0.04, based on 51% of the calculated VWAP. Upon conversion, the derivative fair value for the amounts converted were re-measured through the date of conversion, with the conversion date fair value reclassified to equity, amounting to approximately $7,925,000 in the year ended December 31,2015. As a result of the conversions, the resulting decrease of fair value of approximately $1,342,000 of the related debt discount was recognized on the Statement of Consolidated Comprehensive Loss. There were no conversions against the August 2015 Debentures during the year ending December 31, 2015.

There were no conversions of the July 2014 and September 2014 debentures during the year ended December 31, 2014.

NOTE 12 – NOTES PAYABLE

Notes payable consists of:

	December 31, 2015	December 31, 2014
Southwest Farms (Note 3)	$3,645,163	$—
East West Secured Development (Note 3)	675,093	—
Washington Property (Note 6)	199,000	249,000
Insurance policy	9,605	12,434

	4,528,861	261,434
Plus premium	16,667

	4,545,528	—
Less current maturities	256,897	261,434

	$4,288,631	$—

Maturities on Notes Payable are as follows:

Years ending:
December 31, 2016	$256,897
December 31, 2017	290,427
December 31, 2018	3,998,204

$4,545,528

NOTE 13 – SHARE BASED AWARDS, RESTRICTED STOCK AND RESTRICTED STOCK UNITS (“RSUs”)

2015

On February 10, 2015, the Compensation Committee of the Board granted 100,174 RSU’s to certain officers and employees of the Company as for retention and bonuses. The grant date fair value of the RSU’s was approximately $188,000. The RSU’s vest every six months through December 31, 2016. The fair value of the grant is being amortized over the period from the date of grant, February 10, 2015 through the vesting dates in six month increments.

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

On August 11, 2015, the Compensation Committee, with the Board’s approval, granted the Chairman of the Board a bonus of $371,666. The bonus is to be paid 20% in common stock of the Company at $.0621 per share (the share price of the Company’s common stock on the date of grant) for a total grant of 1,196,988 shares, issued under the Notis Global, Inc. 2014 Equity Incentive Plan. The remainder is to be paid in cash, including $50,000 which was paid in June and July, with the balance in monthly payments of $30,918 from August 2015 to March 2016.

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

On August 21, 2014, the Board granted 50,000 RSU’s to two Directors that vested in the second year of service in 2015. Half of the August 21, 2014 grant was forfeited in 2015 in connection with a change in compensation for the Board of Directors. On September 25, 2014, the Board granted 2,500 RSU’s to the current CEO that vested in 2015.

On November 20, 2015, the Board determined to pay bonuses to certain officers and employees earned for the period through September 30, 2015, as well as set up a formula for calculation of future bonuses to be earned in the fourth quarter 2015 and semi-annually in 2016. The bonuses are to be paid 50% in cash and 50% in common shares issued under the 2014 Equity Incentive Plan. The September 30, 2015 bonus common shares were valued at the market price of the Company’s common stock on November 20, 2015, which is the measurement date for a total expense of approximately $68,000. The December 31, 2015 bonus common shares were valued at the market price of the Company’s common stock on the date at which the Board determined the bonus amounts to be paid for a total expense of approximately $42,000.

The Board also resolved that, beginning with the fourth calendar quarter of 2015, the Company shall pay each member of the Company’s Board of Directors, who is not also an employee of the Company, for each calendar quarter during which such member continues to serve on the Board compensation in the amount of $15,000 in cash and 325,000 shares of Company common stock. The 325,000 shares were valued at the market price of the Company’s common stock on December 31, 2015.

The Board also voted on November 20, 2015, to increase the shares available for grant under the 2014 Equity Incentive Plan to 32,000,000. The Company will file a Form S-8 regarding the increased shares available for grant after their increase in authorized shares is approved (Note 18).

A summary of the activity related to restricted stock and RSUs for the year ended December 31, 2015 is presented below:

Restricted stock	Total shares	Grant date fair value
Restricted stock non-vested at January 1, 2015	168,750	$
Restricted stock granted	150,000	10.40
Restricted stock vested	(243,750)	10.40
Restricted stock forfeited	(75,000)	—

Restricted stock non-vested at December 31, 2015	—	$—

Restricted stock units (RSU’s)	Total shares	Grant date fair value
RSU’s non-vested at January 1, 2015	199,584	$10.70
RSU’s granted	698,521	$0.15 - 10.40
RSU’s vested	(670,282)	$0.15 - $10.40
RSU’s forfeited	(75,000)	$10.40 - 11.00

RSU’s non-vested December 31, 2015	152,823	$0.15 - $10.40

A summary of the expense related to restricted stock, RSUs and stock option awards for the year ended December 31, 2015 is presented below:

Year ended December 31, 2015
Restricted Stock	$2,625,942
RSU’s	2,858,343
Stock options	335,117
Common stock	236,925

Total	$6,056,327

2014

On July 23, 2014, in connection with the election of a new Chairman, President and CEO, the Company entered into a two year employment contract with the new CEO. Under the employment contract, the CEO received an award of RSU’s, to be issued within 90 days of the effective date of the Employment Agreement, under the 2014 Equity Incentive Plan adopted by the Company, in the amount of the greater (by value) of 50,000 shares of common stock or $500,000 of common stock based on the volume weighted average price for the 30 day period prior to the date of the grant. The Company also agreed to make an equal stock award to the CEO on each anniversary date of the employment agreement. The fair value of the awards, as determined on grant date, was $711,500 which was being amortized over the CEO’s one year service period. On June 30, 2015, Guy Marsala, President, Chief Executive Officer, and director of the Company, tendered his resignation as President and Chief Executive Officer of the Company and as a director on the

Company’s Board, effective immediately (Note 9). The remaining value of Mr. Marsala’s grants was recorded as expense in the second quarter of 2015. In connection with Mr. Marsala’s separation agreement approximately 2,580,000 options with a 10 year term were granted at an exercise price of $0.13. The fair value of $335,117 was calculated using the Black Sholes Merton model, and was immediately expensed.

On August 21, 2014, the Compensation Committee of the Board granted Restricted Stock and RSU’s to two Board members who were elected to the Board on April 9, 2014. Under the award, the Directors received 346,875 shares of restricted stock and 121,875 RSU’s under which the holders have the right to receive 121,875 shares of common stock. The grant date fair value of the restricted stock was $3,607,500 and the grant date fair value of the RSU’s was $1,267,500. The restricted Stock and RSU’s vested over the remaining first year of the new Board members’ term ending on March 31, 2015. The fair value of the grant was amortized over the period from the date of grant, August 21, 2014, to the end of the first year of the Board members’ term, March 31, 2015. Under the Board members’ contracts, additional grants will be made for the second year of the contract.

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

$4,415,799

NOTE 14 – RELATED PARTY TRANSACTIONS

The Company utilized Vincent Chase Inc., which is a related party and 100% owned by a co-founder of the Company for management advisory and consulting services. During the year ended December 31, 2014, the Company incurred $168,625 for these services. The contract for the aforementioned services was terminated on December 8, 2014.

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

During the first quarter of 2015, the Company issued two convertible notes to one of its directors in the aggregate principal amount of $100,000 and one convertible note to another of its director in the aggregate principal amount of $50,000. See Note 11 for a description of these notes.

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

NOTE 15 – STOCKHOLDERS’ EQUITY

Preferred Stock

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

As of December 31, 2014, there were 3,000,000 shares of Series A Preferred Stock outstanding. Effective August 24, 2015, Vincent Chase, Inc. cancelled without consideration all of its 2 million shares of Preferred Stock and 3 million shares of Common Stock. On November 16, 2015, the remaining 1,000,000 Series A Preferred Stock outstanding were converted into 5,000,000 common shares of the Company.

As of December 31, 2015, there were no shares of Series A Preferred Stock outstanding.

Common Stock

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

For common shares which were issued upon conversion of the convertible debentures and upon warrant exercises during the years ended December 31, 2015 and 2014, see Note 9.

During the year ended December 31, 2015 the Company issued 3,015,671 shares of its common stock, valued at approximately $417,000 as based on the market price of the common stock on the date of settlement, as a payment of certain accounts payables.

There were warrants issued as part of the acquisition price of VII (Note 7). The warrants included a standard anti-dilution provision, which was triggered by a stock dividend declared on December 18, 2013. On or about September 17, 2014, some but not all of the holders of certain warrants for the Company’s common stock issued in connection with the Company’s 2013 purchase of Vaporfection International, Inc. filed suit against the Company in Circuit Court in Palm Beach County, Florida. There was a dispute as to the adjustment of the exercise price, and the suit was resolved in a settlement agreement dated December 29, 2014, which maintained the anti-dilution adjustment as well as an additional 50,000 warrants being issued to certain of the former VII stockholders. The additional warrants were valued at approximately $280,000, which was been recognized as legal expense in the year ending December 31, 2014. The expense was determined using the Black Scholes Merton model, with key valuation assumptions used that consist of the price of the Company’s stock at settlement date, a risk free interest rate based on the average yield of a 3 year Treasury note and expected volatility of the Company’s common stock all as of the measurement date. As of December 31, 2014, 252,812 of the warrants were exercised by the former owners of VII. In January, 2015, the Company issued the remaining 206,480 additional shares of their common stock upon exercise of the warrants held by the previous owners of VII.

On June 5, 2014, the Company entered into two separate sales agreements with an affiliate company owned by the co-founder of the Company. The first was for the sale of all of the Company’s Bio-Tech rights and claims, as consideration for which the Company received 30,000 shares of the Company’s common stock with a fair value of $604,800, as based on the market price of the common stock. The second was for the sale of all the MedVend rights and claims in exchange for 30,000 shares of the Company’s common stock, with a fair value of $604,800 as based on the market price of the common stock. These 60,000 shares of common stock received back by the Company are treated as treasury stock and can be reissued.

During January, 2014, the Company issued 485,830 shares of its common stock at the price of $5.00 per share, resulting in net cash proceeds of $2,427,859.

On September 8, 2014, the Company issued 93,751 shares of common stock to two board members from a total grant of 346,875 awarded by the Compensation Committee to board members. On October 7, 2014 additional 84,374 shares were issued to the same board members.

During the fourth quarter of 2014 the Company issued 54,392 shares of its common stock, valued at $316,065 as based on the market price of the common stock, as a payment of certain accounts payables.

NOTE 16 – INCOME TAXES

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

Deferred tax assets and liabilities result from temporary differences in the recognition of income and expense for tax and financial reporting purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows at December 31:

	2015	2014
Deferred tax assets:
Customer deposits	$371,000	$295,000
Deferred revenue	220,000	35,000
Share based compensation	4,173,000	1,760,000
NOL carryforward	2,469,000	5,400,000

Total deferred tax asset	7,233,000	7,490,000
Deferred tax liabilities:
Intangible asset amortization	—	20,000

	7,233,000	7,470,000
Less: Valuation allowance	(7,233,000)	(7,470,000)

	$—	$—

A valuation allowance has been recorded against the realizability of the net deferred tax asset such that no value is recorded for the asset in the accompanying consolidated financial statements. The valuation allowance increased $237,000 between the year ended December 31, 2015 and 2014 and increased $5,085,000 between the year ended December 31, 2014 and 2013.

During the year ending December 31, 2015, the former majority shareholder sold or canceled all of his shareholdings. This resulted in a change of ownership during the fourth quarter of the year, which triggered IRS code Section 382 requirements. As such, the utilization of the net operating loss carryforwards against future net income will be limited. As a result, the Company has written off $40,400,000 of their net operating loss carryforwards. The Company has net operating loss carryforwards available for federal and state tax purposes of approximately $6,200,000, at December 31, 2014, which begin to expire in varying amounts in 2032.

For the years ended December 31, 2014 and 2013, a reconciliation of the statutory rate and effective rate for the provisions for income taxes consists of the following:

	2015	2014
Federal tax statutory rate	34.00%	34.00%
State tax statutory rate	6.00%	6.00%
Permanent differences	(30.73)%	(6.72)%
Valuation allowance	(9.27)%	(33.28)%

Effective rate	0.00%	0.00%

NOTE 17 – COMMITMENTS AND CONTINGENCIES

The Company leases property for its day to day operations and facilities for possible retail dispensary locations and cultivation locations as part of the process of applying for retail dispensary and cultivation licenses.

Office Leases

On August 1, 2011, the Company entered into a lease agreement for office space located in West Hollywood, California through June 30, 2017 at a monthly rate of $14,397. Starting July 1, 2014, the monthly rent increased by 3% to $14,828 per month. The Company moved to new offices in Los Angeles, CA in April 2015. The sublease on the new office has a term of 18 months with monthly rent of $7,486.

The landlord for the West Hollywood space has filed a suit against the Company and independent guarantors on the West Hollywood lease. The Company has expensed all lease payments due under the West Hollywood lease. The Company’s liability for the West Hollywood lease will be adjusted, if required, upon settlement of the suit with the landlord.

Total rent expense under operating leases for the years ended December 31, 2015 and 2014 was approximately $300,000 and $205,000, respectively.

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

On July 22, 2014, one of the Company’s subsidiaries, Medbox Property Investments, Inc., entered into a new lease for a facility which was to be used in the application process for both a dispensary and cultivation facility. The Company paid an initial security deposit of $30,000 and the lease was payable monthly at a rate of $20,000 per month. The lease had a five year term, but was contingent upon license approval which allowed for early termination of the lease after January 1, 2015 if the license was not granted. Due to the fact that the Company was unsuccessful in obtaining the license related to the aforementioned facility, the lease agreement was terminated in November 2014 and the Company forfeited the security deposit.

The following table is a summary of our material contractual lease commitments as of December 31, 2015:

Year Ending	Office Rent	Retail/Cultivation Facility Lease
2016	$245,310	$88,800
2017	88,968	88,800
2018	—	88,800
2019	—	29,600

Total	$334,278	$296,000

Real Estate Commitments

In the course of seeking licenses for new locations, the Company has to enter into real estate purchase agreements in order to secure the sites to be developed for clients’ dispensaries and cultivation centers. The Company intends to close on the real estate where purchase agreements have been signed, or to seek partners to replace the Company on each property purchased.

Through December 31, 2014, the Company paid $930,000 either by deposit into or direct payments to sellers, to secure the purchase and/or extend the closing dates on real estate to be used for future retail/cultivation facilities with an aggregate purchase price of $26,830,000. The real estate purchase agreements had closing dates varying between December 1, 2014 and February 10, 2015.

During 2014, the Company entered into numerous real estate contracts to secure locations during the licensing process. The contracts allow the Company to demonstrate to licensing authorities that the locations are available for use as a dispensary or cultivation location. The contracts are generally structured with an escrow deposit, a deferred closing until a license is granted and periodic withdrawals from the deposit to compensate the seller for holding the property off the market in escrow during the pendency of the license application. The periodic transfers out of escrow to the seller are in some cases creditable towards the purchase price but in most cases represent charges in lieu of rent. The charges in lieu of rent and other non-refundable charges paid to property sellers have been recorded as expense of approximately $236,000 for the year ended December 31, 2014 in the statement of operations. During the third quarter of 2014, one of the Company’s subsidiaries, MJ Property Investments, Inc., allowed the escrows to expire on two real estate purchase agreements with an aggregate purchase price of $2,500,000. As a result the Company forfeited $140,000 in earnest money due to unfavorable terms demanded by the sellers to extend the escrow and closing date.

During the year ended December 31, 2015, the Company recovered approximately $105,000 and forfeited approximately $300,000 out of escrow deposits outstanding as of December 31, 2014.

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

In connection with his resignation, the Company and Mr. Marsala entered into a Separation Agreement dated June 30, 2015. Pursuant to the terms of the Separation Agreement, Mr. Marsala is entitled to receive $500,000 in severance pay, payable in equal monthly installments of $30,000, and a grant of options to purchase up to $335,275 of shares of common stock at an exercise price based on the closing price of the Company’s common stock on June 30, 2015, in lieu of any rights under his employment agreement, which was terminated. The amounts owing to Mr. Marsala are included in Accrued settlement and severance expenses on the accompanying Balance sheet.

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

Effective June 30, 2015, Jeffrey Goh was promoted to President and interim Chief Executive Officer of the Company. On January 15, 2016, Mr. Goh was named as the Company’s Chief Executive Officer and his annual base salary was increased to $380,000.

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

Pursuant to the Second Amendment, the VM Group and the Company:

(a) further extended the Expiration Date of the Voting Agreement to July 20, 2018;

(b) provided that the Company would make certain accelerated pre-payments on the $328,877 balance under the Note consisting of: (i) three equal payments of principal in the amount of $82,220, together with accrued and unpaid interest, payable on each of August 24, 2015, August 31, 2015 and September 8, 2015, and (ii) one final payment on September 14, 2015 equal to the remaining principal and accrued and unpaid interest due under the Note (the payments have all been paid as of December 31, 2015);

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

(i) elimination of the provisions of Section IV of the Articles giving the holders of the Series A Convertible Preferred Stock of the Company (the “Preferred”) disproportionately greater voting rights than the holders of Common Stock and instead providing for the Preferred to have one vote per common share on an as- converted basis voting as a single class with the common shares upon any matter submitted to the stockholders for a vote; and

(ii) to eliminate the provisions of Section V of the Articles providing the holders of a majority of the outstanding shares of Preferred the right to approve any corporate action except for: (1) actions which would adversely alter or change the rights, preferences, privileges or restrictions of the Preferred or increase the authorized number thereof, (2) any changes to the terms of the Preferred; (3) creation of any new class of shares having preferences over or being on a parity with the Preferred as to dividends or assets, unless the purpose of creation of such class is, and the proceeds to be derived from the sale and issuance thereof are to be used for, the retirement of all Preferred then outstanding; or, (4) any payment of dividends or other distributions or any redemption or repurchase of options or warrants to purchase stock of the Company, except for repurchases of options or stock issued under an equity incentive plan approved by the Board.

Litigation

On May 22, 2013, Medbox initiated litigation in the United States District Court in the District of Arizona against three shareholders of MedVend Holdings LLC (“Medvend”) in connection with a contemplated transaction that Medbox entered into for the purchase of an approximate 50% ownership stake in Medvend for $4.1 million. The lawsuit alleges fraud and related claims arising out of the contemplated transaction during the quarter ended June 30, 2013. The litigation is pending and Medbox has sought cancellation due to a fraudulent sale of the stock because the selling shareholders lacked the power or authority to sell their ownership stake in MedVend, and their actions were a breach of representations made by them in the agreement. On November 19, 2013 the litigation was transferred to United States District Court for the Eastern District of Michigan. MedVend recently joined the suit pursuant to a consolidation order executed by a new judge assigned to the matter. In the litigation, the selling shareholder defendants seek alternatively to have the transaction performed, or to have it unwound and be awarded damages and allege breach of the agreement by Medbox and that $600,000 was wrongfully retained by the Company. Medbox has denied liability with respect to any and all such counterclaims. A new litigation schedule was recently issued setting trial for September 2015. On June 5, 2014, the Company entered into a purchase and sale agreement (the “Medvend PSA”) with PVM International, Inc. (“PVMI”) concerning this matter. Pursuant to the Medvend PSA, the Company sold to PVMI the Company’s rights and claims attributable to or controlled by the Company against those three certain stockholders of Medvend, known as Kaplan, Tartaglia and Kovan (the “Medvend Rights and Claims”), in exchange for the return by PVMI to the Company of 30,000 shares of the Company’s common stock. PVMI is owned by Vincent Mehdizadeh, formerly the Company’s largest stockholder. On December 17, 2015, the Company entered into a revocation of the Medvend PSA, which provided that from that date forward, Medbox would take over the litigation and be responsible for the costs and attorneys’ fees associated with the Medvend Litigation from December 17, 2015 forward. All costs and attorneys’ fees through December 16, 2015 will be borne by PVMI. After the filing of a motion for substitution of Medbox n/k/a Notis Global, Inc. for PVMI, Defendants’ agreed, via a stipulated order, to permit the substitution. The Court entered the order substituting Notis Global, Inc. for PVMI on February 17, 2016. The case is in the discovery stage, and, at this time, the Company cannot determine whether the likelihood of an unfavorable outcome of the dispute is probable or remote, nor can they reasonably estimate a range of potential loss, should the outcome be unfavorable.

On February 20, 2015, Michael A. Glinter, derivatively and on behalf of nominal defendants Medbox, Inc. the Board and certain executive officers (Pejman Medizadeh, Matthew Feinstein, Bruce Bedrick, Thomas Iwanskai, Guy Marsala, J. Mitchell Lowe, Ned Siegel, Jennifer Love, and C. Douglas Mitchell) filed a suit in the Superior Court of the State of California for the County of Los Angeles. The suit alleges breach of fiduciary duties and abuse of control by the defendants. Relief is sought awarding damages resulting from breach of fiduciary duty and to direct the Company and the defendants to take all necessary actions to reform and improve its corporate governance and internal procedures to comply with applicable law. This action has been stayed pending the outcome of the actions filed in the United States District Court for the District of Nevada (Calabrese and Gray). The Company has entered into a Stipulation and Agreement of Settlement on October 16, 2015. See more detailed discussion below under Class Settlement and Derivative Settlements.

On January 21, 2015, Josh Crystal on behalf of himself and of all others similarly situated filed a class action lawsuit in the U.S. District Court for Central District of California against Medbox, Inc., and certain past and present members of the Board (Pejman Medizadeh, Bruce Bedrick, Thomas Iwanskai, Guy Marsala, and C. Douglas Mitchell). The suit alleges that the Company issued materially false and misleading statements regarding its financial results for the fiscal year ended December 31, 2013 and each of the interim financial periods that year. The plaintiff seeks relief of compensatory damages and reasonable costs and expenses or all damages sustained as a result of the wrongdoing. On April 23, 2015, the Court issued an Order consolidating the three related cases in this matter: Crystal v. Medbox, Inc., Gutierrez v. Medbox, Inc., and Donnino v. Medbox, Inc., and appointing a lead plaintiff. On July 27, 2015 Plaintiffs filed a Consolidated Amended Complaint. The Company must file a responsive pleading on or before December 4, 2015. The Company has entered into a Stipulation and Agreement of Settlement on October 16, 2015. See more detailed discussion below under Class Settlement and Derivative Settlements.

On January 18, 2015, Ervin Gutierrez filed a class action lawsuit in the U.S. District Court for the Central District of California. The suit alleges violations of federal securities laws through public announcements and filings that were materially false and misleading when made because they misrepresented and failed to disclose that the Company was recognizing revenue in a manner that violated US GAAP. The plaintiff seeks relief for compensatory damages and reasonable costs and expenses or all damages sustained as a result of the wrongdoing. On April 23, 2015, the Court issued an Order consolidating the three related cases in this matter: Crystal v. Medbox, Inc., Gutierrez v. Medbox, Inc., and Donnino v. Medbox, Inc., and appointing a lead plaintiff. On July 27, 2015 Plaintiffs filed a Consolidated Amended Complaint. The Company must file a responsive pleading on or before December 4, 2015. The Company intends to vigorously defend against this suit. The Company has entered into a Stipulation and Agreement of Settlement on October 16, 2015. See more detailed discussion below under Class Settlement and Derivative Settlements.

On January 29, 2015, Matthew Donnino filed a class action lawsuit in the U.S. District Court for Central District of California. The suit alleges that the Company issued materially false and misleading statements regarding its financial results for the fiscal year ended December 31, 2013 and each of the interim financial periods that year. The plaintiff seeks relief for compensatory damages and reasonable costs and expenses or all damages sustained as a result of the wrongdoing. On April 23, 2015, the Court issued an Order consolidating the three related cases in this matter: Crystal v. Medbox, Inc., Gutierrez v. Medbox, Inc., and Donnino v. Medbox, Inc., and appointing a lead plaintiff. On July 27, 2015 Plaintiffs filed a Consolidated Amended Complaint. The Company must file a responsive pleading on or before December 4, 2015. The Company intends to vigorously defend against this suit. The Company has entered into a Stipulation and Agreement of Settlement on October 16, 2015. See more detailed discussion below under Class Settlement and Derivative Settlements.

On February 12, 2015, Jennifer Scheffer, derivatively on behalf of Medbox, Guy Marsala, Ned Siegel, Mitchell Lowe and C. Douglas Mitchell filed a lawsuit in the Eighth Judicial District Court of Nevada seeking damages for breaches of fiduciary duty regarding the issuance and dissemination of false and misleading statements and regarding allegedly improper and unfair related party transactions, unjust enrichment and waste of corporate assets. On April 17, 2015, Ned Siegel and Mitchell Lowe filed a Motion to Dismiss. On April 20, 2015, the Company filed a Joinder in the Motion to Dismiss. On July 27, 2015, the Court held a hearing on and granted the Motion to Dismiss without prejudice. The Company has entered into a Stipulation and Agreement of Settlement on October 16, 2015. See more detailed discussion below under Class Settlement and Derivative Settlements.

On March 10, 2015 Robert J. Calabrese, derivatively and on behalf of nominal defendant Medbox, Inc., filed a suit in the United States District Court for the District of Nevada against certain Company officers and/or directors (Ned L. Siegel, Guy Marsala, J. Mitchell Lowe, Pejman Vincent Mehdizadeh, Bruce Bedrick, and Jennifer S. Love). The suit alleges breach of fiduciary duties and gross mismanagement by issuing materially false and misleading statements regarding the Company’s financial results for the fiscal year ended December 31, 2013 and each of the interim financial periods. Specifically the suit alleges that defendants caused the Company to overstate the Company’s revenues by recognizing revenue on customer contracts before it had been earned. The plaintiff seeks relief for compensatory damages and reasonable costs and expenses for all damages sustained as a result of the alleged wrongdoing. The Company has entered into a Stipulation and Agreement of Settlement on October 16, 2015. See more detailed discussion below under Class Settlement and Derivative Settlements.

On March 27, 2015 Tyler Gray, derivatively and on behalf of nominal defendant Medbox, Inc., filed a suit in the United States District Court for the District of Nevada against the Company’s Board of Directors and certain executive officers (Pejman Vincent Mehdizadeh, Matthew Feinstein, Bruce Bedrick, Thomas Iwanski, Guy Marsala, J. Mitchell Lowe, Ned Siegel, Jennifer S. Love, and C. Douglas Mitchell). The suit alleges breach of fiduciary duties and abuse of control. The plaintiff seeks relief for compensatory damages and reasonable costs and expenses for all damages sustained as a result of the alleged wrongdoing. Additionally the plaintiff seeks declaratory judgments that plaintiff may maintain the action on behalf of the Company, that the plaintiff is an adequate representative of the Company, and that the defendants have breached and/or aided and abetted the breach of their fiduciary duties to the Company. Lastly the plaintiff seeks that the Company be directed to take all necessary actions to reform and improve its corporate governance and internal procedures to comply with applicable law. The Company has entered into a Stipulation and Agreement of Settlement on October 16, 2015. See more detailed discussion below under Class Settlement and Derivative Settlements.

On May 20, 2015 Patricia des Groseilliers, derivatively and on behalf of nominal defendant Medbox, Inc., filed a suit in the United States District Court for the District of Nevada against the Company’s Board of Directors and certain executive officers (Pejman Vincent

Mehdizadeh, Ned Siegel, Guy Marsala, J. Mitchell Lowe, Bruce Bedrick, Jennifer S. Love, Matthew Feinstein, C. Douglas Mitchell, and Thomas Iwanski). The suit alleges breach of fiduciary duties and unjust enrichment. The plaintiff seeks relief for compensatory damages and reasonable costs and expenses for all damages sustained as a result of the alleged wrongdoing. Additionally the plaintiff seeks declaratory judgments that plaintiff may maintain the action on behalf of the Company, that the plaintiff is an adequate representative of the Company, and that the defendants have breached and/or aided and abetted the breach of their fiduciary duties to the Company. Lastly the plaintiff seeks that the Company be directed to take all necessary actions to reform and improve its corporate governance and internal procedures to comply with applicable law. The Company has entered into a Stipulation and Agreement of Settlement on October 16, 2015. See more detailed discussion below under Class Settlement and Derivative Settlements.

On June 3, 2015 Mike Jones, derivatively and on behalf of nominal defendant Medbox, Inc., filed a suit in the U.S. District Court for Central District of California against the Company’s Board of Directors and certain executive officers (Guy Marsala, J. Mitchell Lowe, Ned Siegel, Jennifer S. Love, C. Douglas Mitchell, Pejman Vincent Mehdizadeh, Matthew Feinstein, Bruce Bedrick, and Thomas Iwanski). The suit alleges breach of fiduciary duties, abuse of control, and breach of duty of honest services. The plaintiff seeks relief for compensatory damages and reasonable costs and expenses for all damages sustained as a result of the alleged wrongdoing. Additionally the plaintiff seeks declaratory judgments that plaintiff may maintain the action on behalf of the Company, that the plaintiff is an adequate representative of the Company, and that the defendants have breached and/or aided and abetted the breach of their fiduciary duties to the Company. Lastly the plaintiff seeks that the Company be directed to take all necessary actions to reform and improve its corporate governance and internal procedures to comply with applicable law. On July 20, 2015, the Court issued an Order consolidating this litigation with those previously consolidated in the Central District (Crystal, Gutierrez, and Donnino). The Company has entered into a Stipulation and Agreement of Settlement on October 16, 2015. On March 25, 2016, shareholder Richard Merritts, who filed a derivative lawsuit against the Company’s Board of Directors and certain executive officers on October 27, 2015, filed a Motion to Intervene in the case. By his Motion, Merritts seeks limited intervention in the Jones shareholder derivative action in order to seek confirmatory information and discovery regarding the Stipulation and Agreement of Settlement preliminarily approved by the Court on February 3, 2016. On April 4, 2016, Plaintiff Jones and the Company separately filed oppositions to the Motion to Intervene. The hearing on the Motion to Intervene is set for April 25, 2016. See more detailed discussion below under Class Settlement and Derivative Settlements.

On July 20, 2015 Kimberly Freeman, derivatively and on behalf of nominal defendant Medbox, Inc., filed a suit in the Eighth Judicial District Court of Nevada against the Company’s Board of Directors and certain executive officers (Pejman Vincent Mehdizadeh, Guy Marsala, Ned Siegel, J. Mitchell Lowe, Jennifer S. Love, C. Douglas Mitchell, and Bruce Bedrick). The suit alleges breach of fiduciary duties and unjust enrichment. The plaintiff seeks relief for compensatory damages and reasonable costs and expenses for all damages sustained as a result of the alleged wrongdoing. Additionally the plaintiff seeks declaratory judgments that plaintiff may maintain the action on behalf of the Company, that the plaintiff is an adequate representative of the Company, and that the defendants have breached and/or aided and abetted the breach of their fiduciary duties to the Company. Lastly the plaintiff seeks that the Company be directed to take all necessary actions to reform and improve its corporate governance and internal procedures to comply with applicable law. The Company has entered into a Stipulation and Agreement of Settlement on October 16, 2015. See more detailed discussion below under Class Settlement and Derivative Settlements.

On October 16, 2015, solely to avoid the costs, risks, and uncertainties inherent in litigation, the parties to the class actions and derivative lawsuits named above entered into settlements that collectively effect a global settlement of all claims asserted in the class actions and the derivative actions. The global settlement provides, among other things, for the release and dismissal of all asserted claims. The global settlement is contingent on final court approval, respectively, of the settlements of the class actions and derivative actions. If the global settlement does not receive final court approval, it could have a material adverse effect on the financial condition, results of operations and/or cash flows of the Company and their ability to raise funds in the future.

Class Settlement

On December 1, 2015, Medbox and the class plaintiffs in Josh Crystal v. Medbox, Inc., et al., Case No. 2:15-CV-00426-BRO (JEMx), pending before the United States District Court for the Central District of California (the “Court”) notified the Court of the settlement. The Court stayed the action pending the Court’s review of the settlement and directed the parties to file a stipulation of settlement. On December 18, 2015, plaintiffs filed the Motion for Preliminary Approval of Class Action Settlement that included the stipulation of settlement. On February 3, 2016, the Court issued an Order granting preliminary approval of the settlement. The settlement provides for notice to be given to the class, a period for opt outs and a final approval hearing. The Court has scheduled the Final Settlement Approval Hearing to be held on May 16, 2016 at 1:30 p.m. The principal terms of the settlement are:

•	A cash payment to a settlement escrow account in the amount of $1,850,000 of which $150,000 will be paid by the Company and $1,700,000 will be paid by the Company’s insurers;

•	A transfer of 2,300,000 shares of Medbox common stock to the settlement escrow account, of which 2,000,000 shares would be contributed by Medbox and 300,000 shares by Bruce Bedrick;

•	The net proceeds of the settlement escrow, after deduction of Court-approved administrative costs and any Court-approved attorneys’ fees and costs would be distributed to the Class;

•	Releases of claims and dismissal of the action.

By entering into the settlement, the settling parties have resolved the class claims to their mutual satisfaction. However, the final determination is subject to approval by the Federal Courts. Defendants have not admitted the validity of any claims or allegations and the settling plaintiffs have not admitted that any claims or allegations lack merit or foundation.

The Company has accrued the amounts per the terms of the settlement that are their responsibility in Accrued settlement and severance expense on the accompanying consolidated balance sheet. This consists of the $150,000 cash payment, and the fair value of 2,000,000 of the Company’s stock, based on the fair value as of December 31, 2015 of $0.03, approximately $52,000.

Derivative Settlements

As previously announced on October 22, 2015, on October 16, 2015, the Company, in its capacity as a nominal defendant, entered into a memorandum of understanding of settlement (the “Settlement”) in the following shareholder derivative actions: (1) Mike Jones v. Guy Marsala, et al., in the U.S. District Court for Central District of California; (2) Jennifer Scheffer v. P. Vincent Mehdizadeh, et al., in the Eighth Judicial District Court of Nevada; (3) Kimberly Y. Freeman v. Pejman Vincent Mehdizadeh, et al., in the Eighth Judicial District Court of Nevada; (4) Tyler Gray v. Pejman Vincent Mehdizadeh, et al., in the U.S. District Court for the District of Nevada; (5) Robert J. Calabrese v. Ned L. Siegel, et al., in the U.S. District Court for the District of Nevada; (6) Patricia des Groseilliers v. Pejman Vincent Mehdizadeh, et al., in the U.S. District Court for the District of Nevada; (7) Michael A. Glinter v. Pejman Vincent Mehdizadeh, et al., in the Superior Court of the State of California for the County of Los Angeles (the “Shareholder Derivative Lawsuits”). In addition to the Company, Pejman Vincent Mehdizadeh, Matthew Feinstein, Bruce Bedrick, Thomas Iwanski, Guy Marsala, J. Mitchell Lowe, Ned Siegel, and C. Douglas Mitchell were named as defendants in all of the lawsuits, and Jennifer S. Love was named in all of the lawsuits but the Scheffer action (the “Individual Defendants”).

On December 3, 2015, the parties in the Jones v. Marsala action advised the Court of the settlements in the Shareholder Derivative Lawsuits and that the parties would be submitting the settlement to the Court in the Jones action for approval. The Court thereafter issued an order vacating all pending dates in the action and ordered Plaintiff to file the Stipulation and Agreement of Settlement for the Court’s approval. On December 18, 2015, plaintiffs filed the Motion for Preliminary Approval of Derivative Settlement that included the Stipulation and Agreement of Settlement. On February 3, 2016, the Court issued an Order granting preliminary approval of the settlement.

The Court has scheduled a final Settlement Hearing to be held on May 16, 2016 at 1:30 p.m. By the terms of the settlement, a final Court approval would provide for a release of the claims in the Shareholder Derivative Actions and a bar against continued prosecution of all claims covered by the release. By entering into the Settlement, the settling parties have resolved the derivative claims to their mutual satisfaction. The Individual Defendants have not admitted the validity of any claims or allegations and the settling plaintiffs have not admitted that any claims or allegations lack merit or foundation.

Under the terms of the Settlement, the Company agrees to adopt and adhere to certain corporate governance processes in the future. In addition to these corporate governance measures, the Company’s insurers, on behalf of the Individual Defendants, will make a payment of $300,000 into the settlement escrow account and Messrs. Mehdizadeh and Bedrick will deliver 2,000,000 and 300,000 shares, respectively, of their Medbox, Inc. common stock into the settlement escrow account. Subject to Court approval, the funds and common stock in the settlement escrow account will be paid as attorneys’ fees and expenses, or as service awards to plaintiffs.

The Settlement remains subject to approval by the Court. The Court must determine whether (1) the terms and conditions of the Settlement are fair, reasonable, and adequate in the best interest of the Company and its stockholders, (2) if the judgment, as provided for in the Settlement, should be entered, and (3) if the request of plaintiff’s counsel for an award of attorneys’ fees and reimbursement of expenses should be granted.

The Company’s responsibilities as to the proposed settlements have been accrued and included in Accrued settlement and severance expenses on the accompanying consolidated balance sheet as of December 31, 2015. If the Class or Derivative settlements do not receive final court approval, it could have a material adverse effect on the financial condition, results of operations and/or cash flows of the Company and their ability to raise funds in the future.

On October 27, 2015, separate from the above lawsuits and settlement, Richard Merritts, derivatively and on behalf of nominal defendant Medbox, Inc., filed a suit in the Superior Court of the State of California for the County of Los Angeles against the Board and certain executive officers (Guy Marsala, J. Mitchell Lowe, Ned Siegel, Jennifer S. Love, C. Douglas Mitchell, Pejman Vincent Mehdizadeh, Matthew Feinstein, Bruce Bedrick, Jeff Goh, and Thomas Iwanski). The suit alleges breach of fiduciary duties by the defendants. Relief is sought awarding damages resulting from breach of fiduciary duty and to direct the Company and the defendants to take all necessary actions to reform and improve its corporate governance and internal procedures to comply with applicable law. On February 16, 2016, the court issued an order staying the litigation pending final court approval of the settlement of the other pending derivative actions involving Medbox, Inc., as nominal defendant, and former and current officers and directors. The settlement of the other derivative actions has been preliminarily approved by the court in Jones v. Marsala, et al., Case No. 15-cv-4170 BRO (JEMx), in the U.S. District Court for the Central District of California. On March 25, 2016, Merritts filed a Motion to Intervene in the case filed by Mike Jones in the U.S. District Court for the Central District of California. By his Motion, Merritts seeks limited intervention in the Jones shareholder derivative action in order to seek confirmatory information and discovery regarding the Stipulation and Agreement of Settlement preliminarily approved by the Court on February 3, 2016. On April 4, 2016, Plaintiff Jones and the Company separately filed oppositions to the Motion to Intervene. The hearing on the Motion to Intervene is set for April 25, 2016.

Other litigation

On December 26, 2014, Medicine Dispensing Systems, a wholly-owned subsidiary of Medbox, filed a suit against Kind Meds, Inc. to collect fees of approximately $550,000 arising under a contract to establish a dispensary. Kind Meds, Inc. filed a cross complaint against Medicine Dispensing Systems for breach of contract and breach of implied covenant of good faith and fair dealing, claiming damages of not less than $500,000. On November 14, 2015, the parties entered into a Confidential Settlement and Release Agreement wherein the matter was resolved, and the complaint and cross complaint were subsequently dismissed with no amounts owing by the Company, and the complaint and cross complaint were subsequently dismissed.

The Company commenced arbitration proceedings against a former employee on June 13, 2013 related to employment claims asserted by the employee. Thereafter, the employee filed a suit in Los Angeles County Superior Court. The suit was stayed pending the outcome of the arbitration and thereafter dismissed without prejudice. The Company obtained a favorable arbitration award. The Company then filed an Application to Confirm the Arbitration Award in Arizona Superior Court, Maricopa County. After being unable to serve the employee, the Company performed service by publication and filed proofs of publication for service on the employee on February 27, 2015 and March 2, 2015. On November 13, 2015, the parties entered into a Confidential Settlement and Release Agreement wherein the matter was resolved with no amounts owing by the Company, and the suit was dismissed with prejudice.

The lease for the former office at 8439 West Sunset Blvd. in West Hollywood, CA has been partially subleased. The Company plans to sublease the remainder of the office in West Hollywood, CA and continues to incur rent expense while the space is being marketed. The landlord for the prior lease filed a suit in Los Angeles Superior Court in April 2015 against the Company for damages they allege have been incurred from unpaid rent and otherwise. In January 2016, the landlord filed a first amended complaint adding the independent guarantors under the lease as co-defendents and specifying damages claim of approximately $300,000. A trial date has been set in November 2016. The Company is presently unable to determine whether the likelihood of an unfavorable outcome of the dispute is probable or remote, nor can it reasonably estimate a range of potential loss, should the outcome be unfavorable.

SEC MATTER

In October 2014, the Board of Directors of the Company appointed a special board committee (the “Special Committee”) to investigate a federal grand jury subpoena pertaining to the Company’s financial reporting which was served upon the Company’s predecessor independent registered public accounting firm as well as certain alleged wrongdoing raised by a former employee of the Company. The Company was subsequently served with two SEC subpoenas in early November 2014. The Company is fully cooperating with the grand jury and the SEC. In connection with its investigation of these matters, the Special Committee in conjunction with the Audit Committee initiated an internal review by management and by an outside professional advisor of certain prior period financial reporting of the Company. The outside professional advisor reviewed the Company’s revenue recognition methodology for certain contracts for the third and fourth quarters of 2013. As a result of certain errors discovered in connection with the review by management and its professional advisor, the Audit Committee, upon management’s recommendation, concluded on December 24, 2014 that the consolidated financial statements for the year ended December 31, 2013 and for the third and fourth quarters therein, as well as for the quarters ended June 30, 2014, June 30, 2014 and September 30, 2014, should no longer be relied upon and would be restated to correct the errors. On March 6, 2015 the audit committee determined that the consolidated financial statements for the year ended December 31, 2012, together with all three, six and nine month financial information contained therein, and the quarterly information for the first two quarters of the 2013 fiscal year should also be restated. On March 11, 2015, the Company filed its restated Form 10 Registration Statement with the SEC with restated financial information for the years ended December 31, 2012 and December 31, 2013, and on March 16, 2015, the Company filed amended and restated quarterly reports on Form 10-Q, with restated financial information for the periods ended March 31, June 30 and September 30, 2014, respectively.

The staff of the Los Angeles Regional Office of the U.S. Securities and Exchange Commission recently advised counsel for the Company in a telephone conversation, followed by a written “Wells” notice, that it is has made a preliminary determination to recommend that the Commission file an enforcement action against the Company in connection with misstatements by prior management in the Company’s financial statements for 2012, 2013 and the first three quarters of 2014. A Wells Notice is neither a formal allegation of wrongdoing nor a finding that any violations of law have occurred. Rather, it provides the Company with an opportunity to respond to issues raised by the Staff and offer its perspective prior to any SEC decision to institute proceedings. These proceedings could result in the Company being subject to an injunction and cease and desist order from further violations of the securities laws as well as monetary penalties of disgorgement, pre-judgment interest and a civil penalty. The Company is in the process of responding in writing to the “Wells” notice. Under current management, the Company restated the relevant financial statements and took other remedial action, and has been cooperating with the SEC’s investigation since November 2014, including the appointment of a Special Committee of the Board to investigate the conduct of prior management and disclose this conduct to the SEC. The Company has also produced documents to the SEC and has made witnesses available, both voluntarily and for sworn testimony pursuant to subpoena. The Company is unable to predict the outcome of the investigation, any potential enforcement actions or any other impact on the Company that may arise as a result of such investigation. The Company has not established a liability for this matter, because it believes that the probability of loss related to this matter and an estimate of the amount of loss, if any, are not determinable at this time. An adverse judgment or action of the SEC could have a material adverse effect on the financial condition, results of operations and/or cash flows of the Company and their ability to raise funds in the future.

NOTE 18 – SUBSEQUENT EVENTS

Name change

Effective January 28, 2016, the Company changed its legal corporate name from Medbox, Inc., to Notis Global, Inc. The name change was effected through a parent/subsidiary short-form merger pursuant to Section 92A.180 of the Nevada Revised Statutes. Notis Global, Inc., the Company’s wholly-owned Nevada subsidiary formed solely for the purpose of the name change, was merged with and into the Company, with the Company as the surviving entity. The merger had the effect of amending the Company’s Certificate of Incorporation to reflect the new legal name of the Company. There were no other changes to the Company’s Certificate of Incorporation. The Company’s Board of Directors approved the merger.

Vaporfection subsidiary

The Board made a decision the last week of January 2016, to sell the assets of Vaporfection and exit the vaporizer business and sell the remaining inventory and related assets during the first half of 2016. As the Board had not committed to the plan as of December 31, 2015, the operations of VII are not presented as a Discontinued Operation as of December 31, 2015. On March 28, 2016, the Company sold the assets of the subsidiary for $70,000, which is payable $35,000 at the closing and with a 6% Note Payable, due September 30, 2016.

February 10, 2016 Financing

On February 10, 2016, the Company entered into a Note Purchase Agreement (the “Purchase Agreement”) with an accredited investor (the “Investor”), pursuant to which the Company agreed to sell, and the Investor agreed to purchase, a promissory note (the “Note”) in the aggregate principal amount of $275,000. The closing occurred on February 11, 2016.

The Investor will deduct a commitment fee in the amount of $25,000 at the closing. The Note bears interest at the rate of 10% per year and matures on October 31, 2016. The Company may prepay all or any part of the outstanding balance of the Note at any time without penalty. In the event that the Company or any of its subsidiaries becomes subject to bankruptcy, insolvency, liquidation, or similar proceedings or takes certain related corporate actions, all outstanding principal and accrued interest under the Note will immediately and automatically become due and payable. In addition, the Note identifies certain other events of default, the occurrence of which would entitle the Investor to declare the outstanding principal and accrued interest immediately due and payable or to convert the Note, in whole or in part, into shares of the Company’s common stock at a conversion price that is the lower of (a) $0.75, or (b) a 51% discount to the lowest daily volume weighted average price of the Company’s common stock during the 20 trading days prior to the conversion date.

February 18, 2016 Financing

On February 18, 2016, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with an accredited investor (the “Investor”) pursuant to which the Company agreed to sell, and the Investor agreed to purchase, convertible debentures (the “Debentures”) in the aggregate principal amount of $420,000, in two tranches.

The initial closing in the aggregate principal amount of $210,000 occurred on February 18, 2016. The second closing in the amount of $210,000 occurred on March 18, 2016 ($125,000) and March 22, 2016 ($85,000). The Debentures bear interest at the rate of 10% per year and mature after one year and be subject to a financing fee of 5%.

Each of the Debentures are convertible at the option of the holders into shares of the common stock of the Company at a conversion price that is lower of (a) $0.75, or (b) a 40% discount to the lowest traded price of the common stock of the Company during the 30 trading days prior to the conversion date. The Company may prepay the Debentures in cash, prompting a 30% premium.

Special Meeting of the Stockholders

On April 15, 2016, the Company will hold a Special Meeting for the holders of record of the Company’s common stock as of February 26, 2016 (the “Special Meeting”). The sole agenda item for the Special Meeting is a vote of the stockholders to approve an amendment to the Company’s Certificate of Incorporation to increase the authorized shares of Common Stock from 400,000,000 shares to 10,000,000,000 shares. Proxies for the Special Meeting were mailed to stockholders on or about March 17, 2016.

Minority Interest in Sunrise

On February 25, 2016, we sold 35% of the ownership interests in Sunrise Dispensary, LLC, an entity that controlled the per on it for the San Diego dispensary for $171,429.

On April 6, 2016 Notis sold its remaining 15% interest in Sunrise Dispensary, LLC as well as all of its interests in Sunrise Property Investments, LLC, the entity that owns underlying real estate related to the San Diego dispensary for and aggregate of $335,000 and for services of $65,000 owed by Notis for improvements on the property.

Related Party Financing

One of the directors on the Company’s Board, entered into three separate subordinated convertible promissory notes convertible at $0.01 with the Company on March 4, 2016, March 10, 2016 and March 15, 2016, respectively, each in the principal amount of $25,000. Also on March 15, 2016, another of the Company’s directors entered into a subordinated convertible promissory note convertible at $0.01 with the Company in the principal amount of $25,000, and two other of the Company’s directors each entered into a subordinated convertible promissory note convertible at $0.01 with the Company in the principal amount of $2,500. All convertible promissory notes have three year terms and an interest rate of 8% per annum.

In connection with their funding of the Notes (collectively the “Notes”), the directors each receive a warrant, exercisable for a period of three (3) years from the date of Notes, to purchase an amount of Company Common Stock equal to 50% of the principal sum under each of the director notes, at an exercise price equal to 200% of the applicable Conversion Price. The exercise price of the Warrants is $0.02.

March 15 2016 Financing

The Company entered into a Note Purchase Agreement, effective as of March 14, 2016 (the “Effective Date”), with an Investor (the “March 15 Investor”) pursuant to which the March 15 Investor purchased and the Company issued and sold a promissory note in the original principal amount of $140,000 (the “First Promissory Note”). Upon satisfaction of certain conditions set forth in the Note Purchase Agreement, the Company will issue and sell a second promissory note in the original principal amount of $137,500 (the “Second Promissory Note”). Each Promissory Note matures six (6) months after the date of its issuance. The First Promissory Note carries an original issue discount of $12,500 (the “First Promissory Note OID”). In addition, Company agreed to pay $5,000 towards the March 15 Investor’s legal fees incurred in connection with the purchase and sale of the First Promissory Note and the Second Promissory Note, $2,500 of which was paid to the March 15 Investor prior to the Effective Date and $2,500 of which amount (the “Carried Transaction Expense Amount”) is included in the initial principal balance of the First Promissory Note. The purchase price of the First Promissory Note was $125,000, computed as follows: $140,000 initial principal balance, less the First Promissory Note OID, less the Carried Transaction Expense Amount. The Second Promissory Note, if issued, also carries an original issue discount of $12,500 (the “Second Promissory Note OID”). The purchase price of the Second Promissory Note shall be $125,000, computed as follows: $137,500 initial principal balance, less the Second Promissory Note OID (the “Second Promissory Note Purchase Price”).

On March 15, 2016, the Company issued and sold the First Promissory Note to the March 15 Investor. Upon satisfaction of the terms (the “Mandatory Second Promissory Note Conditions”), the Company shall issue and sell the Second Promissory Note to the March 15 Investor. The Mandatory Second Promissory Note Conditions means that each of the following conditions has been satisfied on or before the date that is ninety (90) days from the Effective Date: (i) the Share Reserve (as defined in the First Promissory Note) for the First Promissory Note shall have been established; (ii) no Event of Default (as defined in the First Promissory Note) shall have occurred under the First Promissory Note; (iii) the median daily dollar volume of the Common Stock on its principal market for the nineteen (19) Trading Days (as defined in the First Promissory Note) immediately preceding the Share Reserve Date is greater than $75,000 per Trading Day; and (iv) the Company has notified Investor in writing that it has elected to require that Investor pay the Second Promissory Note Purchase Price. If the Mandatory Second Promissory Note Conditions are not satisfied as of the date that is ninety (90) days from the Effective Date, then the March 15 Investor shall not be obligated to pay the Second Promissory Note Purchase Price and the Second Promissory Note shall not be considered a valid, binding, or enforceable obligation of the Company, and, thereafter, the Second Promissory Note shall only be issued and the Second Promissory Note Purchase Price will only be payable upon the mutual written agreement of Company and the March 15 Investor. The First Promissory Note and/or the Second Promissory Note may be prepaid at any time by the Company in the sole discretion of the Company at a 25% premium to the outstanding balance under the applicable Promissory Note.

In the event that the First Promissory Note and/or the Second Promissory Note is not paid in full on or before maturity by the Company, then the March 15 Investor shall have the right at any time thereafter until such time as the First Promissory Note and/or the Second Promissory Note is paid in full, at the March 15 Investor’s election, to convert (each instance of conversion being a “Conversion”) all or any part of the outstanding balance into shares (“Conversion Shares”) of fully paid and non-assessable Common Stock of the Company as per the following conversion formula: the number of Conversion Shares equals the amount being converted divided by 50% multiplied by the lowest daily volume weighted average price of the Common Stock in the twenty (20) Trading Days immediately preceding the applicable Conversion. At any time and from time to time after the March 15 Investor becoming aware of the occurrence of any event of default, the March 15 Investor may accelerate the First Promissory Note and/or the Second Promissory by written notice to the Company, with the outstanding balance of the respective Note becoming immediately due and payable in cash at 125% of the outstanding balance.