Form 10-K/A
period 2015-12-31
Notis Global, Inc.
filed 2016-04-29
CIK 1547996

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

As of April 27, 2016, the Company had 433,268,150 shares of its common stock, $0.001 par value per share, outstanding.

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (the “Original Filing”), originally filed with the Securities and Exchange Commission (the “SEC”) on April 13, 2016, of Notis Global, Inc. Because we do not expect to file our definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2015, we are filing this Amendment to provide the information required by Items 10, 11, 12, 13 and 14 of Part III of the SEC’s Form 10-K not included in the Original Filing. This Amendment also includes as exhibits, Exhibit 10.98 and Exhibit 10.99, which were not included in the Original Filing.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment includes as exhibits the certifications required of our principal executive officer and principal financial officer under Section 302 of the Sarbanes-Oxley Act of 2002. We have included Part IV, Item 15 in this Amendment solely to reflect the filing of these exhibits and Exhibit 10.98 and 10.99 with this Amendment. We are not including certifications under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment.

No attempt has been made with this Amendment to modify or update the other disclosures presented in the Original Filing, including the exhibits thereto, except as set forth above and that we have updated the number of outstanding shares of our common stock on the cover page of this Amendment. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and our other filings made with the SEC.

Unless otherwise noted or as the context otherwise requires, the term “the Company,” “we,” “us,” or “our” refers to Notis Global, Inc. and its subsidiaries.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

Information included in this report (“this Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We claim the protection of the safe harbor contained in the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts included in this Report regarding our strategy, future operations, future financial position, projected expenses, prospects and plans and objectives of management are forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from our future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “future,” “plan,” or “project” or the negative of these words or other variations on these words or comparable terminology. Forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that any projections or other expectations included in any forward-looking statements will come to pass. Our actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors, including, but not limited to, a continued decline in general economic conditions nationally and internationally; decreased demand for our products and services; market acceptance of our products; impact of any litigation or infringement actions brought against us; the outcome of litigation or regulatory proceedings, including those related to the SEC investigation of our revenue recognition methodologies and the restatement of our consolidated financial statements; the regulation and legalization of marijuana; risks in product development; inability to raise capital to fund continuing operations; inability to honor our debt obligations; and other factors, including the risk factors described in greater detail in Item 1A of the Original Filing under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended or planned. Except as required by applicable laws, we undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

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

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Below are the names and certain information regarding the Company’s executive officers and directors.

NAME	AGE	POSITION

Jeffrey Goh	52	Chief Executive Officer, President, and Director

C. Douglas Mitchell	65	Chief Financial Officer

Clint Pyatt	45	Chief Operating Officer

J. Mitchell Lowe	63	Director

Ned L. Siegel	64	Director

Manuel Flores	44	Director

The business background and certain other information about our directors and executive officers is set forth below:

Jeffrey Goh

Mr. Goh has served as our President Chief Executive Officer since January 5, 2016 and was previously Interim Chief Executive Officer and President since July 2015. Mr. Goh previously served as Chief Operating Officer of the Company since April 2015. Prior to joining Notis Global, Mr. Goh was Chief Executive Officer of Corazonas Foods, a producer of heart-healthy snack food products that help to reduce LDL cholesterol, from 2012 to 2014. Mr. Goh also previously served as Chief Executive Officer of Two Chefs on a Roll, a custom producer of savory and bakery private label food products, from 2001 to 2010. Throughout his career, Mr. Goh has focused on leading and developing businesses involved in fast-growing sectors of food, technology and international commerce.

C. Douglas Mitchell

Mr. Mitchell has served as our Chief Financial Officer since October 2014. Mr. Mitchell was a Partner with Hardesty, LLC an executive services and consulting firm between August of 2011 and August of 2015. In August of 2015, Mr. Mitchell became a partner at CSuite Financial Partners (“CSuite”), an executive services and consulting firm. Mr. Mitchell intends to remain at CSuite while he serves as Chief Financial Officer of the Company.

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

Clint Pyatt

On January 5, 2016, Clint Pyatt, Senior Vice President, Operations and Government Relations, was promoted to Chief Operating Officer of the Company. He continues to act as Senior Vice President, Government Relations. Mr. Pyatt has served in his present roles with the Company since May 20, 2015. Mr. Pyatt previously was Chief Executive Officer of CorGreen Technologies, Inc., a provider of products and services to licensed medical marijuana and recreational operators. Earlier, he held management positions in finance and real estate. He also served in the U.S. Marine Corps for six years in several operational capacities, including participation in Desert Shield, Desert Storm and Somalia rescue efforts. Mr. Pyatt was diagnosed with cancer and was recommended to use medicinal cannabis to help his recovery. As a result of his related medical bills, Mr. Pyatt filed for personal bankruptcy on March 15, 2013.

J. Mitchell Lowe

The Company elected J. Mitchell Lowe, co-founder of Netflix and former Redbox president, to its Board of Directors on March 3, 2014. Mr. Lowe was our first independent director and based on his diverse background and wide-ranging expertise, we expect that he will assist us with various aspects of our business, including strategy development and implementation, executive recruiting and corporate governance matters. Mr. Lowe has been a groundbreaking leader in the home entertainment and tech industries since the 1980s, when he started Video Droid, a rental movie vending machine and store. After starting Video Droid and spending years crafting websites for video stores, Mr. Lowe was asked to help in the formation of Netflix in partnership with Marc Randolph and Reed Hasting. He served as Vice President of Business Development and strategic alliances for Netflix from 1998 to 2003, departing just after their initial public offering to join a small team from McDonald’s to form what became Redbox DVD Rental Kiosks. At Redbox, Mr. Lowe began as Chief Operating Officer, becoming President in early 2009, and playing a pivotal role in scaling Redbox from a handful of rental kiosks to nearly 32,000 kiosks and over $1.5 billion in annual revenue. Since leaving Redbox in 2011, he has served as an independent consultant for entrepreneurs and startups. He was CEO of a company called Quarterly Co., which is a mail subscription service, from September 2012 to July 2014. Mr. Lowe’s extensive corporate strategy and operations background and experience leading major companies through their growth phases qualify him to serve on the Company’s Board of Directors.

Ned L. Siegel

Ambassador Siegel has served on our Board of Directors since April 2014 and was appointed as Chairman of the Board on December 17, 2014. Ambassador Siegel has served as President of The Siegel Group, Inc. a real estate development, management services and consulting company since September 1997. From October 2007 until January 2009, he served as the United States Ambassador to the Commonwealth of The Bahamas. He received a BA from the University of Connecticut in 1973 and JD from the Dickinson School of Law in 1976. In December 2014, he received an honorary degree of Doctor of Business Administration from the University of South Carolina. Ambassador Siegel also serves on the Board of Directors of PositiveID Corp., HealthWarehouse.com, Inc., and Viscount Systems, Inc. Ambassador Siegel’s managerial experience and contacts with government agencies qualifies him to serve on the Company’s Board of Directors.

Manuel Flores

Mr. Flores has served on our Board of Directors since October 2015. Mr. Flores is a partner in the Chicago office of Arnstein & Lehr LLP. Prior to joining his law firm, Mr. Flores served as the Acting Secretary at the Illinois Department of Financial and Professional Regulation from November 2012 until January 2015. As Acting Secretary Mr. Flores had direct oversight of the development of the Illinois medical cannabis dispensary regulations. From February 2011 until November 2012, Mr. Flores served as Director of the Division of Banking of the Illinois Department of Financial and Professional Regulation. As a member of the Conference of State Bank Supervisors during such time, Mr. Flores worked with state regulators from around the country to shape policy on significant and emerging issues in the financial services industry. Prior to serving in such role, Mr. Flores spent one year as the

Acting Chairman for the Illinois Commerce Commission involved with regulating investor-owned utilities in the areas of electricity, gas, water and telecommunications. Prior to the ICC, he served as 1st Ward Alderman on the Chicago City Council for nearly two terms and before that he served as an Assistant State’s Attorney in the Office of the Cook County State’s Attorney from 2000 to 2003. Mr. Flores’ extensive regulatory background in the cannabis industry and experience in various government banking and finance offices in the State of Illinois qualifies him to serve on the Company’s Board of Directors.

There are no family relationships between any of our executive officers and directors.

Board Leadership Structure and Role in Risk Oversight

Mr. Siegel serves as the Chairman of our Board of Directors. Mr. Goh, our Chief Executive Officer, also serves on the Board.

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

Terms of Office

The Company’s directors are elected at the annual meeting of shareholders to hold office until the annual meeting of shareholders for the ensuing year or until their successors have been duly elected and qualified. The Company’s directors are also parties to a Voting Agreement, pursuant to which, shares held by Vincent Mehdizadeh and his affiliated companies will vote in favor of retaining the current members of the Board through July 2018.

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

Audit Committee

Our audit committee was established August 4, 2014 in accordance with Section 3(a)(58)(A) of the Exchange Act of 1934 and consisted of Ned L. Siegel (Chair) and Mitch Lowe. Ms. Jennifer Love was appointed to the Board of Directors on October 22, 2014. Effective October 22, 2014, Mr. Lowe resigned from the audit committee. Ms. Love was also appointed as Chair to the Audit Committee on October 22, 2014 with Mr. Siegel remaining as the other member of the audit committee. On September 24, 2015, Ms. Love resigned as a member of the Board of Directors and Chair of the Audit Committee. On September 28, 2015, the Company also appointed current director Ambassador Ned L. Siegel as interim chairperson of its audit committee. Manuel Flores was appointed to the Board of Directors on October 28, 2015. Effective October 28, 2015, Mr. Flores was appointed as Chair of the Audit Committee and Mr. Siegel resigned as interim Chair of the Audit Committee. Mr. Siegel remains as a member of the Audit Committee. The Board of Directors has determined (1) that Mr. Flores qualifies as an “audit committee financial expert,” as defined by the SEC in Item 407(d)(5) of Regulation S-K; and (2) that, other than Mr. Siegel, all members of the Audit Committee are “independent” under the independence requirements of Marketplace Rule 5605(a)(2) of the NASDAQ Stock Market, Inc. and meet the criteria for independence as set forth in the Exchange Act. The committee met regularly since its formation, including regular meetings with our auditors, and monitored our compliance with our obligations under the assessment of internal control over financial reporting. There were four Audit Committee Meetings in 2015.

Code of Ethics

The Board has established a corporate Code of Ethics which qualifies as a “code of ethics” as defined by Item 406 of Regulation S-K of the Exchange Act and applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller and all persons performing similar functions. Among other matters, the Code of Ethics is designed to deter wrongdoing and to promote:

•	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

•	full, fair, accurate, timely and understandable disclosure in our SEC reports and other public communications;

•	compliance with applicable governmental laws, rules and regulations as well as the rules and regulations of any self-regulatory organizations of which the Company is a member;

•	prompt internal reporting of violations of the Code of Ethics to appropriate persons identified in the code; and

•	accountability for adherence to the Code of Ethics.

A full text of our Code of Ethics is published on our website at www.notisglobal.com under the tab “Investor Relations.” If we amend our Code of Ethics as it applies to the principal executive officer, principal financial officer, principal accounting officer or controller (or persons performing similar functions) or grant a waiver from any provision of the Code of Ethics to any such person, we shall disclose such amendment or waiver on our website at www.notisglobal.com under the tab “Investor Relations.”

Section 16 Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and significant stockholders (defined by statute as stockholders beneficially owning more than 10% of our common stock) to file with the SEC initial reports of beneficial ownership, and reports of changes in beneficial ownership, of our common stock. Directors, executive officers and significant stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of the copies of Forms 3, 4 and 5 (and amendments thereto) filed with the SEC and submitted to us, and on written representations by certain directors and executive officers received by us, we believe that all of our executive officers, directors and significant stockholders complied with all applicable filing requirements under Section 16(a) during 2015 except that Douglas Mitchell filed one Form 4 on January 5, 2016 reporting a grants of restricted stock units (as converted to common stock) on October 16, 2015 and November 20, 2015, and a purchase of common stock on December 17, 2015; Jeffrey Goh filed one Form 4 on January 5, 2016 reporting a grant of restricted stock units (as converted to common stock) on May 11, 2015 and a grant of common stock on November 20, 2015, and purchases of common stock on December 9, 2015 and December 17, 2015; Mitch Lowe filed one Form 4 on January 5, 2016 reporting a purchase of common stock on December 9, 2015 and a grant of common stock on December 31, 2015; Ned Siegel filed one Form 4 on January 7, 2016 reporting a grant of restricted stock units (as converted to common stock) on August 11, 2015 and December 31, 2015, and purchases of common stock on December 9, 2015 and December 18, 2015, and a Form 5 on February 16, 2016 reporting conversion of restricted stock units to common stock on March 31, 2015, grants of common stock on July 1, 2015 and October 1, 2015, and acquisition of warrants on July 10, 2015; and on December 17, 2015, Manuel Flores filed a Form 3 due November 9, 2015, and one Form 4 on January 4, 2016 reporting the purchase of common stock on December 9, 2015.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following sets forth the compensation paid by Notis during 2015 and 2014 to our Chief Executive Officer, our Chief Financial Officer, our Chief Operating Officer, and three other individuals who formerly served as our Chief Executive Officer, our Chief Operating Officer and Principal Financial Officer, and our Chief Financial Officer, respectively, during 2014 (the “named executive officers”):

Name and Principal Position	Year	Salary	Bonus	Stock Awards (9)	All other Compensation		Total
Jeffrey Goh (1)	2015	$200,000	—	$240,973	$80,000	(11)	$520,973
President and Chief	2014	—	—	$15,610	$72,800	(12)	$88,410
Executive Officer
Guy Marsala (2)	2015	$181,183		$335,117	$187,500	(13)	$703,800
Former Chief Executive	2014	$146,485	$31,250	$969,747	$13,125	(7)	$1,160,607
Officer and President
C. Douglas Mitchell (3)	2015	$197,500	$43,916	$137,754	$11,250	(14)	$390,420
Chief Financial Officer	2014	$39,583		$65,700	$28,305	(8)	$133,588
Dr. Bruce Bedrick (4)	2014	$86,085			$25,000	(15)	$111,085
Former Chief Executive Officer and Director
Vincent Mehdizadeh (5)	2014	$—			$168,625	(6)	$168,625
Former Chief Operating Officer, Chairman of the Board, Principal Financial Officer
Thomas Iwanski (10)	2014	$88,108		$875,000			$963,108
Former Chief Financial Officer

(1)

On September 24, 2014, Mr. Goh entered into a consulting agreement with the Company pursuant to which he received 1,400 shares of restricted stock valued at $15,610 that vested on December 31, 2014 and 2,500 shares of restricted stock valued at $27,875 that vested on April 1, 2015. On February 10, 2015, Mr. Goh was granted 6,912 restricted stock units valued at $12,995 that vested on June 30, 2015, 6,912 restricted stock units valued at $12,995 that vested on December 31, 2015, 10,368 restricted stock units valued at $19,492 that vest on June 30,

2016 and 10,368 restricted stock units valued at $19,492 that vest on December 31, 2016. On May 11, 2015, Mr. Goh was awarded 49,020 restricted stock units per quarter that vest quarterly through May 11, 2016, each valued at $25,000. On November 20, 2015, Mr. Goh received a bonus award for the 2nd and 3rd quarters of 2015 of 625,000 shares of common stock valued at $31,250. On December 31, 2015, Mr. Goh received a bonus award for the 4th quarter of 2015 of 649,038 shares of common stock valued at $16,875.
(2)	Mr. Marsala was appointed as Chairman, President and Chief Executive Officer on July 23, 2014. In December 2014, Mr. Siegel was appointed Chairman. On June 30, 2015, Mr. Marsala resigned as an officer and director on the Board. On October 24, 2014, Mr. Marsala was awarded 50,000 restricted stock units, with a fair market value of $711,500, that immediately vested into shares of common stock. On October 24, 2014, Mr. Marsala was awarded an additional 22,753 restricted stock units, with a fair market value of $258,247, that immediately vested into shares of common stock. On June 30, 2015, Mr. Marsala entered into a separation agreement with the Company pursuant to which he receives $500,000 payable in equal installments of $30,000 per month and 2,579,038 stock option awards exercisable at $0.13 with a term of ten years, and a fair market value $335,117.
(3)	Mr. Mitchell was appointed as Chief Financial Officer on October 16, 2014. Pursuant to his employment agreement, he received 7,500 restricted stock units that vested immediately valued at $65,700. On February 10, 2015, Mr. Mitchell was granted 8,867 restricted stock units valued at $16,626 that vested immediately, 6,080 restricted stock units that vested on June 30, 2015, 6,080 restricted stock units valued at $11,430 that vested on December 31, 2015, 9,120 restricted stock units valued at $17,147 that vest on June 30, 2016 and 9,120 restricted stock units valued at $17,146 that vest on December 31, 2016. On May 11, 2015, Mr. Mitchell received a bonus award for the 1st quarter of 2015 along with his award due for the first quarter of 2015 pursuant to his employment agreement of an aggregate of 28,799 restricted stock units that vested immediately and were valued at $14,687. On August 26, 2015, Mr. Mitchell received 7,500 restricted stock units due for the second quarter of 2015 pursuant to his employment agreement that vested immediately and were valued at $1,125. Also on August 26, 2015, Mr. Mitchell received a bonus award for the 2nd quarter of 2015 of 55,417 restricted stock units that vested immediately and were valued at $8,313. On August 31, 2015, Mr. Mitchell received a special bonus award of 156,250 restricted stock units that vested immediately valued at $25,000. On November 20, 2015 Mr. Mitchell received a bonus award for the 3rd quarter of 2015 of 60,771 shares of common stock valued at $3,039. On December 31, 2015, Mr. Mitchell received a bonus award for the 4th quarter of 2015 of 454,327 shares of common stock valued at $11,813.
(4)	Dr. Bedrick resigned as Chief Executive Officer on July 23, 2014 and as a director on August 18, 2014.
(5)	Mr. Mehdizadeh resigned as Chief Operating Officer and director of the Company and was appointed as Senior Strategist and Founder of the Company on April 10, 2014. Mr. Mehdizadeh resigned as an officer of the Company on October 13, 2014 and served as a consultant to the Company until December 8, 2014.
(6)	Consists of payments to Vincent Chase, Incorporated, wholly owned by Mr. Mehdizadeh except for the period of April to May 2013, for Mr. Mehdizadeh’s services to the Company.
(7)	Consists of a housing allowance of $13,125.
(8)	Consists of $7,500 of housing allowance and $20,805 earned as consulting fees paid to Hardesty LLC before Mr. Mitchell was appointed Chief Financial Officer.
(9)	The amount listed in the Stock Awards column reflects the fair value of the stock awards granted in accordance with FASB ASC Topic 718, which calls for the stock or restricted stock units to be valued based on the market price of the Company’s common stock on the grant date. See Note 13 of our audited financial statements for the year ended December 31, 2015 included in this Annual Report on Form 10-K.
(10)	Mr. Iwanski resigned on October 16, 2014, and received 100,000 restricted stock units for his service to the Company that vested between October 21, 2014 and January 5, 2015.
(11)	Consists of a car allowance of $8,000 and consulting fees of $72,000.
(12)	Consists of consulting fees.
(13)	Consists of severance pay of $180,000 and housing allowance of $7,500.
(14)	Consists of housing allowance.
(15)	Consists of consulting fees paid to Dr. Bedrick.

Former Officers

Prior to his resignation on July 23, 2014, Dr. Bedrick was employed as our Chief Executive Officer on an at-will basis at an annual salary of $120,000.

On August 18, 2014 Dr. Bedrick resigned from all remaining officer and directorship positions in all of the Company’s subsidiaries and he entered into a consulting agreement with the Company to perform general advisory services to the CEO and the Company. We paid Dr. Bedrick $12,500 per month for his services. This contract was terminated effective October 31, 2014. We paid Dr. Bedrick a total of $25,000 in consulting fees in 2014.

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

In connection with Mr. Marsala’s election as President, Chief Executive Officer and Chairman, on July 23, 2014, the Company entered into an employment agreement with Mr. Marsala (the “Marsala Employment Agreement”). Pursuant to the Marsala Employment Agreement, the Company agreed to engage Mr. Marsala, and Mr. Marsala agreed to serve as the Company’s President, Chief Executive Officer and Chairman, for a two-year term, which term could have been automatically extended for successive additional one-year terms, unless either party provided written notice to the other 90 days prior to the expiration of the initial term or any successive term, that Mr. Marsala’s engagement will not be extended. The Company agreed to pay Mr. Marsala a salary of $330,000 per year and to pay Mr. Marsala $2,500 per month for living expenses in the West Hollywood, California area. Mr. Marsala was also be entitled to an annual bonus of up to $250,000, including up to $125,000 in cash and up to $125,000 in equity of the Company, subject to performance criteria and objectives to be established by mutual agreement of the Board of Directors and Mr. Marsala within 90 days of the effective date of the Marsala Employment Agreement, and thereafter from time to time by the Board of Directors in consultation with Mr. Marsala. Mr. Marsala was also entitled to an award of restricted stock units, to be issued within 90 days of the effective date of the Marsala Employment Agreement, under an equity incentive plan to be adopted by the Company, in the amount of the greater (by value) of 50,000 shares of common stock or $500,000 of common stock based on the volume weighted average price for the 30 day period prior to the date of the grant. The 2014 Notis Global Equity Incentive Plan was adopted on August 28, 2014. In October 2014, Mr. Marsala was granted 50,000 shares under his employment agreement, another 20,000 shares for his performance in the third quarter of 2014 and 2,753 shares as part of his third quarter bonus. The Company also agreed to make an equal stock award to Mr. Marsala on each anniversary date of the Employment Agreement.

Mr. Marsala’s Restricted Stock Unit grants vested as follows: 50,000 shares on August 6, 2014 and 22,753 shares on October 24, 2014.

On December 16, 2014, the Company entered into an Amendment to Employment Agreement with our then Chief Executive Officer, Guy Marsala (the “Marsala Amendment”). Pursuant to the Marsala Amendment, in the event that either Mr. Marsala is terminated without cause or resigns from the Company for good reason, as such terms are defined in his Employment Agreement, then he shall receive an award of either 50,000 shares of Company common stock or $500,000 worth of Company common stock based on the volume-weighted average price for the thirty-day period prior to the date of the grant, whichever is higher and an award of shares of Company common stock equal to the number of shares that is two times the full amount of the award of Company common stock comprising Mr. Marsala’s Annual Bonus (as such term is defined in Mr. Marsala’s employment agreement) for the present year, as determined by the Board of Directors provided that such stock award shall be reduced by all shares already awarded to Mr. Marsala as a part of his Annual Bonus prior to the date of termination.

On June 30, 2015, Mr. Marsala resigned as an officer and director on the Board. In connection with his resignation, the Company and Mr. Marsala entered into a Separation Agreement dated June 30, 2015. Pursuant to the terms of the Separation Agreement, Mr. Marsala is entitled to receive $500,000 in severance pay, payable in equal monthly installments of $30,000, and a grant of options to purchase up to $335,275 of shares of common stock at an exercise price based on the closing price of the Company’s common stock on June 30, 2015, in lieu of any rights under his employment agreement, which was terminated. The Separation Agreement contains customary representations and covenants and provides for certain releases and indemnities by Mr. Marsala and the Company.

Chief Financial Officer

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

Chief Executive Officer

On April 22, 2015, the Board of Company appointed Jeffrey Goh as Chief Operating Officer. In connection with his appointment as Chief Operating Officer, Mr. Goh and the Company agreed that Mr. Goh’s annual base salary would be $300,000, subject to annual increases of between 5% and 7% based upon performance goals and the Company’s financial results. Mr. Goh is eligible to receive a cash bonus of up to a maximum of $150,000 per year (“Cash Bonus”), plus a bonus grant of restricted stock units convertible into Company common stock up to a maximum of $150,000 per year (“Equity Bonus”). Each of the Cash Bonus and Equity Bonus are determined based upon the achievement of performance goals to be mutually agreed upon amongst Mr. Goh and the Board of Directors for the given year. Mr. Goh shall also be entitled to receive an award of 100,000 restricted stock units convertible into Company common stock on each anniversary of the original date of his employment with the Company. In the event that Mr. Goh resigns for good reason or the Company terminates the agreement without cause, Mr. Goh shall be entitled to receive a severance payment equivalent to 6, 12, or 18 months of base salary, based upon whether the length of Mr. Goh’s employment with the Company at the time of termination is less than 12 months, greater than 12 months but less than 24 months, or greater than 24 months, respectively.

Effective June 30, 2015, Jeffrey Goh, was promoted to President and interim Chief Executive Officer of the Company. On January 5, 2016, Mr. Goh was promoted to Chief Executive Officer and President of the Company and his salary was increased to $380,000 per year.

Chief Operating Officer

In connection with his appointment as Chief Operating Officer, the Company entered into an Executive Employment Agreement with Clint Pyatt effective January 1, 2016.

Under the Employment Agreement, the Company will pay Mr. Pyatt an annual base salary of $240,000, subject to a 5% to 7% annual increase as determined by the Company’s Board of Directors. Mr. Pyatt is eligible to receive an annual cash bonus and an annual bonus in the form of a fully vested restricted stock unit (“RSU”) grant, each with a yearly target of $120,000 based on Mr. Pyatt’s achievement of mutually agreed annual goals. Any RSUs granted to Mr. Pyatt under the Employment Agreement will be governed by the Company’s 2014 Equity Incentive Plan and related RSU award agreements.

Mr. Pyatt’s employment is “at-will” and subject to termination by the Company at any time or by Mr. Pyatt upon 60 days’ written notice. In the event the Company terminates Mr. Pyatt without Cause (as defined in the Employment Agreement), or Mr. Pyatt resigns for Good Reason (as defined in the Employment Agreement), Mr. Pyatt will be entitled to severance payments equal to his base salary for a period of either 6 months or 1 year, depending on the timing of such termination or resignation, subject to Mr. Pyatt’s full release of claims against the Company. During the one-year period following his termination or resignation, the Employment Agreement prohibits Mr. Pyatt from encouraging the Company’s employees to leave its employ.

Outstanding Equity Awards at December 31, 2015

	Option Awards
Name	Number of securities underlying unexercised options(#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date
Guy Marsala Former Chief Executive Officer and President	2,579,038	—	—	$0.13	June 30, 2025

	Stock Awards
Name	Number of shares or units of stock that have not vested(#)	Market value of shares of units of stock that have not vested($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)(1)
Jeffrey Goh President and Chief Executive Officer	— —	— —	20,736 98,039	$ $	539 2,549
C. Douglas Mitchell Chief Financial Officer	—	—	18,240		$474

(1)	Value based on closing price of the Company’s common stock on December 31, 2015

Except as set forth above there were no outstanding unexercised options; stock that has not vested, or equity incentive plan awards for named executive officers outstanding as of December 31, 2015.

Compensation of Directors

We currently do not compensate our employee directors for their service as directors. The Company, however, pays each director who is not also an employee of the Company for each calendar quarter during which such director continues to serve on the Board of Directors compensation in the amount of $15,000 in cash and 325,000 shares of Company common stock.

Mr. Lowe entered into a Director Retention Agreement with the Company and its majority shareholder on March 3, 2014. The term expires on March 31, 2016, unless Mr. Lowe is elected to a subsequent term, which would cause the term of the agreement to extend until March 31, 2017. Pursuant to the agreement, Mr. Lowe receives a fee of $4,000 per month during the term, which may be adjusted to $5,000 per month as determined by the CEO of the Company and Mr. Lowe. Mr. Lowe received the following award under the Company’s 2014 Equity Incentive Plan pursuant to the agreement: during the first year of the agreement, the Company issued 178,125 shares of Restricted Stock, vesting over roughly a six month period beginning September 1, 2014, and 65,625 Restricted Stock Units, vesting over a six month period beginning September 1, 2014. For each of his second and third year of service (if elected for a third year), Mr. Lowe will receive 100,000 shares of stock, comprising 75,000 shares of restricted stock vesting quarterly over a 12 month period, and 25,000 Restricted Stock Units vesting quarterly over a 12 month period.

Ambassador Siegel entered into a Director Retention Agreement with the Company and its majority shareholder on April 1, 2014. The term expires on March 31, 2016, unless Ambassador Siegel is elected to a subsequent term, which would cause the term of the agreement to extend until March 31, 2017. Pursuant to the agreement, Ambassador Siegel receives a fee of $4,000 per month during the term, which may be adjusted to $5,000 per month as determined by the CEO of the Company and Ambassador Siegel. Ambassador Siegel received the following award under the Company’s 2014 Equity Incentive Plan pursuant to the agreement: during the first year, Ambassador Siegel received 168,750 shares of restricted stock vested over a six month period beginning September 1, 2014 and 56,250 Restricted Stock Units which vested over a six month period beginning September 1, 2014. For each of his second and third year of service (if elected for a third year), Ambassador Siegel will receive 100,000 shares of stock, comprising 75,000 shares of restricted stock vesting quarterly over a 12 month period, and 25,000 Restricted Stock Units vesting quarterly over a 12 month period. In recognition of Ambassador Siegel’ additional extraordinary services during 2015, Ambassador Siegel also received an additional bonus in the amount of $371,666 with 20% of the bonus paid in the Company’s common stock at $.0621 per share (share price on the date of grant) for a total grant of 1,196,988 shares under the Company’s 2014 Equity Incentive Plan with the remainder paid in cash including $50,000 already paid with the remainder paid at $30,918 per month from August 2015 until March 2016.

Ms. Love entered into a Director Retention Agreement with the Company and its majority shareholder on October 22, 2014. The term expires on March 31, 2016, unless Ms. Love is elected to a subsequent term, which would cause the term of the agreement to extend until March 31, 2017. Pursuant to the agreement, Ms. Love receives a fee of $4,000 per month during the term, which may be adjusted to $5,000 per month as determined by the CEO of the Company and Ms. Love. Ms. Love received the following stock award under the Company’s 2014 Equity Incentive Plan pursuant to the agreement: For her service from the date of the agreement through December 31, 2014, Ms. Love received 19,452 restricted stock units which vested immediately. For subsequent years through the end of the term of the agreement, or end of her director services. Ms. Love received 100,000 shares of stock, comprised of 100,000 shares of restricted stock units which vest quarterly over a 12 month period. On September 24, 2015, Ms. Love resigned as a member of the Board of Directors and Chair of the Audit Committee and her Director Retention Agreement terminated.

Mr. Flores entered into a Director Retention Agreement with the Company on October 28, 2015. The term expires on March 31, 2017, unless Mr. Flores is elected to a subsequent term, which would cause the term of the agreement to extend until March 31, 2018. Pursuant to the agreement, Mr. Flores receives a fee of $5,000 per month during the term. Mr. Flores will be granted 325,000 shares of Company common stock for each calendar quarter during which he continues to serve on the Board of the Company.

On December 16, 2014, each of the Company’s non-employee directors entered into an amendment to their retention agreement (the “Retention Agreement Amendment”). Pursuant to the Retention Agreement Amendment, in the event that the director is removed from the Board for any reason on or prior to March 31, 2016, all of the director’s unvested shares of restricted stock and unvested restricted stock units granted under the restricted stock award agreements and the restricted stock unit award agreements between such director and the Company shall immediately vest on the date of such removal, and all of the director’s vested restricted stock units shall be paid out on the date of such removal, except for the directors’ vested restricted stock units granted pursuant to the First Year Inducement Grant (as such term is defined in the director retention agreement), which shall be paid out in accordance with the original schedule set forth in the director retention agreement, and the aggregate amount of all director fees the director would have earned for the remainder of the term of the director retention agreement and the additional term of the director retention agreement beginning April 1, 2015 and ending March 31, 2017 if the director had not been removed from the Board shall be paid to the director in one lump-sum payment on the date of such removal.

On January 6, 2016, each of the Company’s non-employee directors entered into an amendment to their retention agreement (the “Additional Retention Agreement Amendment”). Pursuant to the Additional Retention Agreement Amendment, each director who is not also an employee of the Company for each calendar quarter during which such director continues to serve on the Board of Directors shall receive compensation in the amount of $15,000 in cash per quarter and 325,000 shares of Company common stock per quarter, in lieu of amounts set forth in the directors’ original retention agreements, as amended.

	2015 Director Compensation Table
	Fees earned	Stock Awards (1)		All Other Compensation		Total
Ned L. Siegel	$51,000	$639,950	(2)	$445,999	(3)	$1,136,949
J. Mitchell Lowe	$51,000	$528,450	(4)	—		$579,450
Jennifer Love	$36,000	$—		—		$36,000
Manuel Flores	$10,000	$8,450	(5)	—		$18,450

(1)	The amounts listed in the Restricted Stock Awards and Restricted Stock Unit Awards column reflect the fair value of the stock awards granted in accordance with FASB ASC Topic 718, which calls for the restricted stock or restricted stock units to be valued based on the market price of the Company’s common stock based on the grant date. See Note 13 of our audited financial statements for the year ended December 31, 2015 included in this Annual Report on Form 10-K.
(2)

On August 11, 2015, Mr. Siegel was granted a special equity award for services contributed to the Company as Chairman for the period October 1, 2014 through July 31, 2015 in the amount of 1,196,988 shares of common stock of the Company, at a fair market value of $74,333. On December 31, 2015, Mr. Siegel was granted a special equity award for services contributed to the Company as Chairman for the period August 1, 2015 through December 21, 2015 in the amount 1,429,500 shares of common stock of the Company, at a fair market value of $37,167. On December 31, 2015, Mr. Siegel was awarded 325,000 shares of common stock of the Company as fees awarded to non-employee member of the Board of Directors for the fourth quarter 2015, at a fair market value of $8,450. Mr. Siegel was also awarded 18,750 shares of restricted stock that vested immediately as part of his director compensation for the second quarter of 2015 with a fair market value of $195,000 and 18,750 shares of restricted stock that vested immediately as part of his director compensation for the third quarter of 2015 with a fair market value of $195,000. Furthermore, Mr. Siegel was awarded 6,250 restricted stock units that vested immediately as part of his director compensation for the second quarter of 2015 with a fair market value of $65,000 and 6,250 restricted stock units that vested immediately as part of his director compensation for the third quarter of 2015.
(3)	In connection with services provided on Special Assignments in his role as Chairman of the Board of the Company, on August 11, 2015 Mr. Siegel received a cash award of $297,333 and on December 31, 2015, a cash award of $148,666.
(4)	On December 31, 2015, Mr. Lowe was awarded 325,000 shares of common stock of the Company as fees awarded to non-employee member of the Board of Directors for the fourth quarter 2015, at a fair market value of $8,450. Mr. Lowe was also awarded 18,750 shares of restricted stock that vested immediately as part of his director compensation for the second quarter of 2015 with a fair market value of $195,000 and 18,750 shares of restricted stock that vested immediately as part of his director compensation for the third quarter of 2015 with a fair market value of $195,000. Furthermore, Mr. Lowe was awarded 6,250 restricted stock units that vested immediately as part of his director compensation for the second quarter of 2015 with a fair market value of $65,000 and 6,250 restricted stock units that vested immediately as part of his director compensation for the third quarter of 2015.
(5)	On December 31, 2015, Mr. Flores was awarded 325,000 shares of common stock of the Company as fees awarded to non-employee member of the Board of Directors for the fourth quarter 2015, at a fair market value of $8,450.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of April 27, 2016 with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of the Company’s executive officers and directors; and (iii) the Company’s directors and executive officers as a group. Except as otherwise indicated, to our knowledge each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

The percentage of class beneficially owned is based on 433,268,150 shares of common stock issued and outstanding as of April 27, 2016. Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Pursuant to the rules of the SEC, shares of common stock which an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants or the conversion of convertible securities are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be beneficially owned and outstanding for the purpose of computing the percentage ownership of any other person shown in the table.

Name	Number of Shares Beneficially Owned	Percentage of Outstanding Shares Beneficially Owned
Jeffrey Goh (1)	3,615,499	*
C. Douglas Mitchell (2)	951,157	*
Clint Pyatt (3)	574,826	*
J. Mitchell Lowe (4)	2,411,956	*
Ned L. Siegel (5)	7,576,983	1.70%
Manuel Flores	809,574	*
All officers and directors as a group (6 persons)	15,939,995	3.68%

*	Less than 1%.
(1)	Includes 164,782 Restricted Stock Units that have vested pursuant to Mr. Goh’s Employment Agreement filed with the Securities and Exchange Commission as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed August 14, 2015 and an additional 49,020 that vest within 60 days. Includes 625,000 shares of common stock awarded as bonus compensation for the period April 1, 2015 through September 30, 2015. Includes 649,038 shares of common stock awarded as bonus compensation for the fourth quarter of 2015.
(2)	Includes 276,493 Restricted Stock Units exercisable into shares at the election of the holder. Mr. Mitchell was awarded the RSUs pursuant to his Employment Agreement, dated October 16, 2014, filed with the Securities and Exchange Commission as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 21, 2014. Includes 60,763 shares of common stock awarded as bonus compensation for the period July 16, 2015 through September 30, 2015. Includes 454,327 shares of common stock awarded as bonus compensation for the fourth quarter of 2015.
(3)	Includes 218,750 shares of common stock awarded as bonus compensation for the period April 30, 2015 through September 30, 2015. Includes 302,885 shares of common stock awarded as bonus compensation for the fourth quarter of 2015.
(4)	Includes shares of common stock underlying 237,778 warrants immediately exercisable at $0.22 per share issued pursuant to the terms of the warrants contained in that certain subordinated convertible note the form of which was filed with the Securities and Exchange Commission as Exhibit 10.11 to the Company’s Current Report on Form 8-K (File No. 000-54928), filed with the Commission on February 2, 2015, which such note was converted by Mr. Lowe on September 3, 2015 at a price of $0.11 per share. Also includes 65,625 Restricted Stock Units issued pursuant to Mr. Lowe’s Retention Agreement, the form of which was filed with the Securities and Exchange Commission as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 000-54928), filed with the Commission on March 25, 2015.
(5)	Includes shares of common stock underlying 258,555 warrants immediately exercisable at $0.40 per share issued pursuant to the terms of the warrants contained in that certain subordinated convertible note the form of which was filed with the Securities and Exchange Commission as Exhibit 10.11 to the Company’s Current Report on Form 8-K (File No. 000-54928), filed with the Commission on February 2, 2015, which such note was converted by Mr. Siegel on July 9, 2015 at a price of $0.20 per share. Also includes 68,750 Restricted Stock Units issued pursuant to Mr. Siegel’s Retention Agreement, which is included as Exhibit 10.33 of Post-Effective Amendment to the Company’s Registration Statement on Form S-1, filed on January 20, 2016. Includes 1,196,988 shares awarded as compensation for Special Assignments for the period October 1, 2014 through July 31, 2015, 1,429,500 awarded as compensation for Special Assignments for the period August 1, 2015 through December 31, 2015, and 2,230,000 shares awarded as compensation for Special Assignments for the period January 1, 2016 through March 31, 2016.

The address of all persons listed is c/o Notis Global, Inc., 600 Wilshire Blvd. Suite 1500, Los Angeles, CA, 90017.

Equity Compensation Plan Information

In August 2014, the Company adopted the Notis Global, Inc. 2014 Equity Incentive Plan (the “Plan”), under which up to 2,000,000 shares of common stock are authorized for issuance to directors, officers, employees and consultants of the Company. On June 28, 2015, the Board of Directors amended the Plan to increase the aggregate number of shares that may be issued under the plan to 15,000,000 shares.

The following table sets forth information concerning our Notis Global, Inc. 2014 Equity Incentive Plan, and individual compensation arrangements with employees or consultants of the Company as of December 31, 2015.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plan approved by security holders	—	$—	—
Equity compensation plans not approved by security holders
Notis Global 2014 Equity Incentive Plan	7,346,090	$0.05	4,495,986
Total	7,346,090	$0.05	4,495,986

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

We used Vincent Chase, Incorporated, a company that is wholly owned by Mr. Mehdizadeh for management advisory and consulting services. We incurred fees of $168,625 during the year ended December 31, 2014, to Vincent Chase, Incorporated for Mr. Mehdizadeh’s advisory services provided through Vincent Chase, Incorporated. Mr. Mehdizadeh received no other compensation from the Company’s during these periods other than the fees paid to Vincent Chase, Incorporated.

We used Kind Clinics, LLC a company owned by Dr. Bedrick, previously our Chief Executive Officer and a director, for marketing support services, including developing leads (including through the Kind Clinics website) interested in alternative medicine consulting services. We incurred fees of $0 during the year ended December 31, 2014.

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

During the year ended December 31, 2014, the Company issued four notes payable to PVM International Inc. (“PVMI”), a related party which is 100% owned by Mr. Mehdizadeh, in the amounts of $250,000, $100,000, $500,000, and $375,000. These notes were subsequently partially repaid leaving $388,477 outstanding as of December 31, 2014. On October 17, 2014 the company entered into an assignment agreement with PVMI through which PVMI assigned all rights and titles for any opened escrow on real estate purchase agreements in San Diego in exchange for a related party notes payable from the Company. As of the signing date the agreement was valued at $190,400 which represented the value of escrow deposits paid by PVMI for eight different real estate agreements. On August 15, 2014, the Company issued a note payable to Vincent Chase, Inc., in the amount of $100,000. The notes bear no interest and are payable on demand. The aggregate amount of outstanding payables to related parties as of December 31, 2014 was $678,877. The outstanding balance of $678,877 was paid off in 2015.

On July 23, 2014, PVMI assigned to the Company, for no consideration, the patent, patent applications, trademarks and related intellectual property for the Company’s products, which the Company had licensed from PVMI for $1.

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

In connection with the Closing of the Purchase Agreement Amendments for financings entered into by the Company in July 2014 and September 2014, Mr. Ned L. Siegel, the chairman of the Company’s Board, entered into two separate subordinated convertible promissory notes with the Company on January 5, 2015 and January 30, 2015, respectively, each in the principal amount of $50,000 and having a three year term and an interest rate of 8% per annum (the “Siegel Notes”). In addition, Mr. Mitchell Lowe, a member of the Board, entered into one subordinated convertible promissory note with the Company on February 2, 2015 in the principal amount of $50,000 and having a three year term and an interest rate of 8% per annum (the “Lowe Note”). During the third quarter of 2015, both Mr. Siegel and Mr. Lowe converted all of the outstanding balance of the Siegel Notes and the Lowe Note into approximately 994,000 shares of the Company’s common stock.

In connection therewith, Mr. Siegel and Mr. Lowe each received a warrant, exercisable for a period of three (3) years from the date of grant, to purchase an amount of Company Common Stock equal to 50% of the principal sum under each of the Siegel Notes and the Lowe Note, respectively, at an exercise price equal to 200% of the applicable Conversion Price (the “Warrants”). The Conversion Price of the Warrants is either (i) 85% of the volume-weighted average price of the Common Stock for the thirty trading days prior to notice of Conversion or (ii) 85% of the per share price of the Company’s next common stock offering of not less than $2 million. Mr. Siegel and Mr. Lowe also received registration rights for the shares underlying the Siegel Notes and the Lowe Note, respectively.

Additionally, Mr. Siegel entered into three separate subordinated convertible promissory notes convertible at $0.01 with the Company on March 4, 2016, March 10, 2016 and March 15, 2016, respectively, each in the principal amount of $25,000 and having a three year term and an interest rate of 8% per annum (the “Additional Siegel Notes”).

In addition, Mr. Lowe also entered into one subordinated convertible promissory note convertible at $0.01 with the Company on March 15, 2016 in the principal amount of $25,000 and having a three year term and an interest rate of 8% per annum (the “Additional Lowe Note”).

Mr. Manuel Flores and Mr. Jeffrey Goh also each entered into one subordinated convertible promissory note convertible at $0.01 with the Company on March 15, 2015 in the principal amount of $2,500 and having a three year term and an interest rate of 8% per annum (the “Flores Note” and the “Goh Note,” respectively and together with the Additional Siegel Notes and the Additional Lowe Note, the “Notes”).

In connection with their funding of the Notes, Mr. Siegel, Mr. Lowe, Mr. Flores and Mr. Goh each receive a warrant, exercisable for a period of three (3) years from the date of Note, to purchase an amount of Company Common Stock equal to 50% of the principal sum under each of the Additional Siegel Notes, the Additional Lowe Note, the Flores Note and the Goh Note, respectively, at an exercise price equal to 200% of the applicable Conversion Price (the “Additional Warrants”). The Exercise Price of the Additional Warrants is $0.02.

On January 21, 2015, the Company, Mr. Mehdizadeh, PVM, and Vincent Chase, Incorporated, (collectively, the “VM Parties”) entered into an agreement pursuant to which, among other things, the parties agreed to not increase the size of the Board and to vote in favor of and to not remove directors Siegel, Lowe, Love and Marsala for a period of 12 months (the “Voting Agreement”). Each of the directors of the Company is also a party to the Voting Agreement. The Voting Agreement prevents the stockholders of the Company from electing new directors to the Board for a period of 12 months from January 21, 2015. This could discourage potential investors from buying our stock.

On August 21, 2015, the Company and the VM Group and each member of the Board of Directors of the Company, namely, Ned Siegel, Mitch Lowe and Jennifer Love, entered into a certain Second Amendment to Voting Agreement, dated August 21, 2015 (the “Second Amendment”) amending in certain respects that certain Voting Agreement dated January 21, 2015 among such parties as previously amended by that certain First Amendment to Voting Agreement (the “First Amendment”) dated August 11, 2015 (collectively, the “Voting Agreement”).

Pursuant to the First Amendment, the VM Group previously agreed (i) to extend the Expiration Date of the Voting Agreement from January 20, 2016 to July 20, 2016, provided the Company made certain pre-payments on the remaining $478,877 balance due to PVM on an outstanding promissory note, and (ii) to forebear from exercising its rights to appoint a director to the Board of Directors of the Company (under Section 4 of that certain Settlement Agreement dated January 21, 2015 among the Company and the VM Group, the “Settlement Agreement”), until the Expiration Date of the Voting Agreement as extended by the First Amendment.

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

(c) provided that the VM Group would forebear from exercising its right to appoint a director to the Board of Directors of the Company (under Section 4 of that certain Settlement Agreement), until the Expiration Date of the Voting Agreement as extended by the Second Amendment; and

(d) the VM Group executed, that certain Consent of Stockholders of the Company (the “Consent”) approving the following amendments of the Articles of Incorporation (the “Articles”) of the Company:

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

Effective August 24, 2015, Vincent Chase, Incorporated, which is owned by the former CEO of the Company, cancelled without consideration all of its 2 million shares of Preferred Stock and 3 million shares of Common Stock. As a result of this action, neither VM nor any of its affiliates holds a majority of the voting power of the Company, which to the Company’s knowledge is no longer held by a single person or entity or group thereof. New Age Investment Consulting, Inc. (“New Age”) contributed $810,000 and $561,000 in 2013 and 2012, respectively, to provide funding for growth for the Company. Yocelin Legaspi, the owner of New Age was in a relationship and lived with our controlling shareholder, Vincent Mehdizadeh, and New Age is a stockholder of the Company. During the first quarter of 2014, the Company completed a contract with New Age in the amount of $400,000 which was recognized as a Customer deposit on the Company’s balance sheet. In addition, New Age paid the Company $150,000 for an amount owed to the Company by an unrelated third party to facilitate development at an existing dispensary where the unrelated party purchased an interest during the period. Furthermore, on March 28, 2014, the Company entered into an agreement with New Age for territory rights in Colorado for $500,000. The agreement has a term of five years and, in accordance with the Company’s revenue policy, the revenue will be recognized over the five year term.

Director Independence

J. Mitchell Lowe and Manuel Flores are independent as that term is defined under Nasdaq Marketplace Rules.

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

The following table sets forth fees billed to us by our independent registered public accounting firms for the fiscal years ended December 31, 2015 and December 31, 2014.

Q Accountancy	2015	2014
Audit Fees	$—	$127,018
Audit-Related Fees	$25,294	$4,125
Tax Fees	$—	$—
All Other Fees	$—	$—

Marcum LLP	2015	2014
Audit Fees	$338,828	$120,000
Audit-Related Fees	$145,507	$—
Tax Fees	$—	$—
All Other Fees	$—	$—

(1)	Audit fees consist of fees for the audit of the Company’s financial statements and review of financial statements included in the Company’s quarterly reports.
(2)	Audit-related fees include costs incurred for reviews of registration statements and consultations on various accounting matters in support of the Company’s financial statements.
(3)	Tax fees consist of fees for tax compliance matters.
(4)	All other fees: The Company incurred no additional fees from Q Accountancy Corporation or Marcum LLP for other products and services in the 2015 and 2014 fiscal years.

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

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

b. Exhibits

10.98	Flores Director Retention Agreement+

10.99	Form of Second Amendment to Director Retention Agreement+

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

+	Management compensatory arrangement

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Notis Global, Inc.

April 29, 2016	By:	/s/ Jeffrey Goh
Jeffrey Goh
President and Chief Executive Officer