Form 10-Q
period 2016-03-31
Notis Global, Inc.
filed 2016-05-20
CIK 1547996

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

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

As of May 13, 2016, the registrant had 436,021,516 shares of common stock, par value $0.001 per share, outstanding.

MEDBOX, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

NOTIS GLOBAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2016
	(unaudited)	December 31, 2015
Assets
Current assets
Cash and cash equivalents	$68,213	$119,010
Marketable securities	12,544	9,410
Accounts receivable	135,993	29,999
Notes receivable	35,000	60,000
Inventory	32,300	150,823
Prepaid insurance	172,810	73,755
Prepaid expenses and other current assets	170,507	83,663

Total current assets	627,367	526,660

Property and equipment, net of accumulated depreciation of $24,481 and $16,986, respectively	463,083	470,578
Land	4,945,000	4,945,000
Construction in progress	1,009,228	624,173
Deferred Costs	343,946	375,018
Deposits and other assets, net of reserve of $115,000 and $115,000, respectively	7,486	50,212

Total assets	$7,396,110	$6,991,641

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payables	$4,549,097	$3,100,804
Accrued interest payable	633,967	430,702
Accrued expenses, directors	237,856	241,410
Accrued settlement and severance expenses	715,761	962,703
Accrued legal contingencies	409,411	185,225
Other accrued expenses	263,334	275,269
Deferred revenue, current	224,006	214,343
Notes payable, net of premium of $13,333 and $16,667, respectively and discounts of $530,000 and $0, respectively	683,337	256,897
Related party notes payable	39,167	—
Convertible notes payable, net of discount of $70,324 and $151,414 , respectively	7,560,645	6,667,523
Convertible notes payable, directors	105,000	—
Derivative Liability	12,579,271	19,246,594
Warrant Liability	426,027	940,000
Customer deposits	931,204	931,204

Total current liabilities	29,358,083	33,452,674

Notes Payable, less current portion	4,269,765	4,288,631
Deferred revenue, less current portion	297,912	337,523
Deferred tax liability	—	—

Total liabilities	33,925,760	38,078,828

Commitments and contingencies (Note 11)

Stockholders’ Deficit
Preferred stock, $0.001 par value: 10,000,000 authorized; 0 issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	—	—
Common stock, $0.001 par value: 400,000,000 authorized, 397,482,521 and 240,971,727 issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	397,483	240,972
Additional paid-in capital	45,750,179	42,600,089
Treasury stock	(1,209,600)	(1,209,600)
Accumulated deficit	(71,277,091)	(72,524,893)
Accumulated other comprehensive loss	(190,621)	(193,755)

Total stockholders’ deficit	(26,529,650)	(31,087,187)

Total liabilities and stockholders’ deficit	$7,396,110	$6,991,641

See notes to condensed consolidated financial statements.

NOTIS GLOBAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONSOLIDATED INCOME (LOSS)

(UNAUDITED)

	For the three months ended March 31,
	2016	2015
Revenue	$227,914	$41,747
Revenue, related party	24,644	24,644
Less: allowances and refunds	—	—

Net revenue	252,558	66,391
Cost of revenues	176,419	329,296

Gross profit (loss)	76,139	(262,905)

Operating expenses
Selling and marketing	181,746	179,341
General and administrative	3,750,288	3,870,602

Total operating expenses	3,932,034	4,049,943

Loss from operations	(3,855,895)	(4,312,848)

Other income (expense)
Interest income (expense), net	(250,225)	(5,802)
Financing Costs	(2,515,843)	(524,882)
Change in fair value of derivative liabilities	8,879,586	2,238,858
Change in fair value of warrant liability	555,973	—
Amortization of debt discount	(1,868,077)	(1,819,662)
Gain on sale of assets of subsidiary	5,498	—
Gain on sale of interest in subsidiary	299,571	—
Other income (expense)	(2,786)	(9,342)

Total other income (expense)	5,103,697	(120,830)

Income (loss) before provision for taxes	1,247,802	(4,433,678)

Provision for taxes	—	—

Net income (loss)	$1,247,802	$(4,433,678)

Loss per share attributable to common stockholders
Basic	$0.00	$(0.14)

Diluted	$0.00	$(0.14)

Weighted average shares outstanding
Basic	311,760,253	30,741,939

Diluted	6,058,529,459	30,741,939

Other Comprehensive income (loss)
Net income (loss)	1,247,802	(4,433,678)
Unrealized gain (loss) from marketable securities	3,134	(57,436)

Comprehensive income (loss)	$1,250,936	$(4,491,114)

See notes to condensed consolidated financial statements.

NOTIS GLOBAL, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Deficit
Balances at January 1, 2016	—	$—	240,971,727	$240,972	(60,000)	$(1,209,600)	$42,600,089	$(72,524,893)	$(193,755)	$(31,087,187)
Sale of common stock			851,063	851			15,149			16,000
Stock-based compensation			2,835,863	2,836			573,262			576,098
Issuance of shares to settle accounts payable			1,000,000	1,000			11,500			12,500
Conversions of convertible notes payable			151,823,868	151,824			2,548,179			2,700,003
Issuance of warrants in connection with convertible notes payable							42,000			42,000
Reclassification of warrant liability out of equity							(42,000)			(42,000)
Warrants issued in connection with notes payable							2,000			2,000
Unrealized gain from marketable securities									3,134	3,134
Net income								1,247,802		1,247,802

Balances at March 31, 2016	—	$—	397,482,521	$397,483	(60,000)	$(1,209,600)	$45,750,179	$(71,277,091)	$(190,621)	$(26,529,650)

See notes to condensed consolidated financial statements.

NOTIS GLOBAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months ended March 31
	2016	2015
Cash flows from operating activities
Net income(loss)	$1,247,802	$(4,433,678)
Adjustments to reconcile net income (loss) to net cash:
Depreciation and amortization	7,495	20,662
Provisions and allowances	70,000	—
Gain on sale of assets of subsidiary	(5,498)	—
Gain on sale of interest in subsidiary	(299,571)	—
Change in fair value of derivative liability	(8,879,586)	(2,238,859)
Change in fair value of warrant liability	(555,973)	—
Amortization of debt discount	1,868,077	1,819,662
Financing costs	2,515,843	524,882
Stock based compensation	576,098	2,511,542
Changes in operating assets and liabilities
Accounts receivable	(105,994)	8,774
Inventory	54,021	(14,537)
Deposits in escrow	—	80,076
Prepaid insurance	(99,055)	—
Prepaid expenses and other current assets	(44,118)	39,310
Deferred costs	31,072	—
Accounts payables	2,096,261	1,299,113
Accrued interest payable	203,265	(25,699)
Other accrued expenses	(11,935)	(440,145)
Accrued expenses directors	(3,554)	—
Accrued settlement and severance expenses	(246,942)	—
Accrued legal contingencies	224,186	—
Customer deposits	—	(7,000)
Deferred revenue	(29,948)	(50,372)

Net cash used in operating activities	(1,388,054)	(906,269)

Cash flows from investing activities
Issuance of note receivable	(10,000)	—
Proceeds from sale of assets of subsidiary	35,000	—
Proceeds received for sale of interest held in subsidiary	299,571	—
Construction in Progress	(385,055)	—

Net cash used in investing activities	(60,484)	—

Cash flows from financing activities
Payments on notes payable	(170,176)	(7,423)
Proceeds from issuance of notes payable	367,750	(45,000)
Proceeds from issuance of notes payable, related party	41,667	—
Payments on related party notes payable	(2,500)	—
Proceeds from issuance of common stock	16,000	—
Proceeds from issuance of convertible notes payable, net of fees of $64,737	1,040,000	800,000

Proceeds from issuance of convertible notes payable from directors, net	105,000	150,000

Net cash provided by financing activities	1,397,741	897,577

Net decrease in cash and cash equivalents	(50,797)	(8,692)
Cash and cash equivalents, beginning of period	119,010	101,182

Cash and cash equivalents, end of period	$68,213	$92,490

Supplemental disclosures of cash flow information:

Cash paid for interest	$38,595	$1,103

Cash paid for income tax	$—	$—

Non-cash investing and financing activities:
Common stock issued upon debt conversion	$2,700,003	$1,964,336

Common stock issued for accounts payable	$12,500	$413,521

See notes to condensed consolidated financial statements.

NOTIS GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – BUSINESS ORGANIZATION, NATURE OF OPERATIONS

Business Description

Notis Global, Inc, (formerly Medbox, Inc.) which is incorporated in the state of Nevada (the “Company”), provides specialized services to the hemp and marijuana industry, owns independently and through affiliates, real property and licenses that it leases and assigns or sublicenses to partner cultivators and operators in return for a percentage of revenues or profits from sales and operations, distributes hemp product processed by contractual partners and sells associated vaporization devices. Prior to 2016, through its consulting services, Company worked with clients who seek to enter the medical and cultivation marijuana markets in those states where approved. In 2015, the Company expanded into hemp cultivation with the acquisition of a 320 acre farm in Colorado by the Company’s wholly owned subsidiary, EWSD 1, LLC. The farm is operated by an independent farming partner. In addition, through its wholly owned subsidiary, Vaporfection International, Inc. (“VII”), the Company sold a line of vaporizer and accessory products online and through distribution partners. On March 28, 2016, the Company sold the assets of VII and exited the vaporizer and accessory business. The Company is headquartered in Los Angeles, California.

Effective January 28, 2016, the Company changed its legal corporate name from Medbox, Inc., to Notis Global, Inc. The name change was effected through a parent/subsidiary short-form merger pursuant to Section 92A.180 of the Nevada Revised Statutes. Notis Global, Inc., the Company’s wholly-owned Nevada subsidiary formed solely for the purpose of the name change, was merged with and into the Company, with Notis Global, Inc. as the surviving entity. The merger had the effect of amending the Company’s Certificate of Incorporation to reflect the new legal name of the Company. There were no other changes to the Company’s Certificate of Incorporation. The Company’s Board of Directors approved the merger.

Notis Global, Inc., operates the business directly and through the utilization of 5 primary operating subsidiaries, as follows:

•	EWSD I, LLC, an Arizona corporation that owns property in Colorado.

•	Prescription Vending Machines, Inc., a California corporation, d/b/a Medicine Dispensing Systems in the State of California (“MDS”), which distributes our Medbox ™ product and provides related consulting services described further below.

•	Vaporfection International, Inc., a Florida corporation through which we distributed our medical vaporizing products and accessories. (all the assets of which were sold during the three months ended March 31, 2016, see Note 6)

•	Medbox Property Investments, Inc., a California corporation specializing in real property acquisitions and leases for dispensaries and cultivation centers.

•	MJ Property Investments, Inc., a Washington corporation specializing in real property acquisitions and leases for dispensaries and cultivation centers in the state of Washington.

•	San Diego Sunrise, LLC, a California corporation to hold San Diego, California dispensary operations.

On March 3, 2014, in order to obtain the license for one of the Company’s clients, the Company registered an affiliated nonprofit corporation Allied Patient Care, Inc, in the State of Oregon. Additionally, on April 21, 2014, the Company registered an affiliated nonprofit corporation Alternative Health Cooperative, Inc. in the State of California.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The condensed consolidated financial statements were prepared on a going concern basis. The going concern basis assumes that the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of business. During the three months ended March 31, 2016, the Company had net income of approximately $1.2 million, negative cash flow from operations of $1.4 million and negative working capital of $28.7 million. During the year ended December 31, 2015, the Company had a net loss of approximately $50.5 million, negative cash flow from operations of $9.6 million and negative working capital of $32.9 million. The Company will need to raise capital in order to fund its operations. The Company is also in the process of obtaining final approval on a settlement agreement in their Class action and Derivative lawsuits (Note 11) and recently received a Wells Notice from the SEC (Note 11) in connection with misstatements by prior management in the Company’s financial statements for 2012, 2013 and the first three quarters of 2014. The Company is unable to predict the outcome of these matters, however, a rejection of the settlement agreements or adverse action of the SEC could have a material adverse effect on the financial condition, results of operations and/or cash flows of the Company and their ability to raise funds in the future. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management’s plans include:

On April 13, 2016, Notis Global, Inc. entered into a note purchase agreement with an accredited investor pursuant to which the Company agreed to sell, and the investor agreed to purchase, a convertible promissory note in the aggregate principal amount of $225,000. The Company also expects that the acquisition of EWSD I, LLC (“EWSD”) (Note 3), who owns a 320-acre farm in Pueblo, Colorado, will generate recurring revenues for the Company through farming hemp, extracting CBD oil and controlling the full production cycle to ensure consistent quality. Lastly, management is actively seeking additional financing over the next few months to fund operations.

The Company will continue to execute on its business model by attempting to raise additional capital through the sales of debt or equity securities or other means. However, there is no guarantee that such financing will be available on terms acceptable to the Company, or at all. It is uncertain whether the Company can obtain financing to fund operating deficits until profitability is achieved. This need may be adversely impacted by: unavailability of financing, uncertain market conditions, timing for and possible delays in approval of dispensary and cultivation sites and timing for and possible delays in obtaining licenses from regulatory bodies for the operation of cultivation centers and dispensaries, and adverse operating results. The outcome of these matters cannot be predicted at this time.

Principles of Consolidation

The consolidated financial statements include the accounts of Notis Global, Inc. and its wholly owned subsidiaries, as named in Note 1 above. All intercompany transactions have been eliminated in consolidation.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the condensed consolidated financial statements as well as the reported expenses during the reporting periods. The Company’s significant estimates and assumptions include accounts receivable and note receivable collectability, inventory reserves, advances on investments, the valuation of restricted stock and warrants received from customers, the amortization and recoverability of capitalized patent costs and useful lives and recoverability of long-lived assets, the derivative liability, and income tax expense. Some of these judgments can be subjective and complex, and, consequently, actual results may differ from these estimates. Although the Company believes that its estimates and assumptions are reasonable, they are based upon information available at the time the estimates and assumptions were made. Actual results could differ from these estimates.

Reclassification

The Company has reclassified certain prior fiscal year amounts in the accompanying condensed consolidated financial statements to be consistent with the current fiscal year presentation.

Concentrations of Credit Risk

The Company maintains cash balances at several financial institutions in the Los Angeles, California area, Iowa, Illinois and Florida. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $250,000. The Company has not experienced any losses in such accounts and periodically evaluates the credit worthiness of the financial institutions and has determined the credit exposure to be negligible.

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred. The Company incurred advertising and marketing costs of approximately $39,000 and $0 for the three months ended March 31, 2016 and 2015, respectively.

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

Embedded derivative - The Company’s convertible notes payable include embedded features that require bifurcation due to a reset provision and are accounted for as a separate embedded derivative (see Note 7).

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

For the three months ended March 31, 2016, the Company estimated the fair value of the conversion feature derivatives embedded in the convertible debentures based on an internally calculated adjustment to the MCS valuation determined at December 31, 2015. This adjustment took into consideration the changes in the assumptions, such as market value and expected volatility of the Company’s common stock, and the discount rate used in the December 31, 2015 valuation as compared to March 31, 2016.    The Company believes this methodology results in a reasonable fair value of the embedded derivatives for the interim period.

For the three months ended March 31, 2015, the Company estimated the fair value of the conversion feature derivatives embedded in the convertible debentures based on weighted probabilities of assumptions used in the Black Scholes pricing model. The key valuation assumptions used consists, in part, of the price of the Company’s common stock, a risk free interest rate based on the average yield of a Treasury note and expected volatility of the Company’s common stock all as of the measurement dates, and the various estimated reset exercise prices weighted by probability.

Warrants

The Company reexamined the determination made as of December 31, 2015 that they did not have sufficient authorized shares available for all of their outstanding warrants to be classified in equity at March 31, 2016, and concluded there still were insufficient authorized shares (Note 7). Therefore, the Company recognized a Warrant liability as of March 31, 2016. The Company estimated the fair value of the warrant liability based on a Black Scholes valuation model. The key assumptions used consist of the price of the Company’s stock, a risk free interest rate based on the average yield of a two or three year Treasury note (based on remaining term of the related warrants), and expected volatility of the Company’s common stock over the remaining life of the warrants.

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

The assets or liabilities’ fair value measurement within the fair value hierarchy is based upon the lowest level of any input that is significant to the fair value measurement. The following table provides a summary of the relevant assets and liabilities that are measured at fair value on a recurring basis.

	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Quoted Prices for Similar Assets or Liabilities in Active Markets (Level 2)		Significant Unobservable Inputs (Level 3)
March 31, 2016
Marketable securities	$12,544	$6,712	$		$5,832
Warrant liability	426,027				426,027
Derivative liability	12,579,271	—		—	12,579,271

Total	$13,017,842	$6,712		$—	$13,011,130

	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Quoted Prices for Similar Assets or Liabilities in Active Markets (Level 2)		Significant Unobservable Inputs (Level 3)
December 31, 2015
Marketable securities	$9,410	$5,629	$		$3,781
Warrant liability	940,000				940,000
Derivative liability	19,246,594	—		—	19,246,594

Total	$20,196,004	$5,629		$—	$20,190,375

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis:

For the three months ended March 31, 2016
Total
Beginning balance	$20,186,594
Initial recognition of conversion feature	3,976,843
Change in fair value of conversion feature	(8,879,586)
Reclassified to equity upon conversion	(1,764,580)
Additions to warrant liability	42,000
Change in fair value of warrant liability	(555,973)

Ending Balance	$13,005,298

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

Terms for each transaction are varied and, prior to 2015, sales arrangements typically included the delivery of our dispensing technology and dispensary location build-out and/or consultation on the location, licensing, build out and operation of a cultivation center. Prior to 2015, the Company’s standard contracts had a five year term, calling for an upfront, non-refundable consulting fee, and containing options including acquiring a Medbox dispensary machine and having the Company perform the build-outs for the location, at set prices. The up-front fees under these contracts are recognized over the five year term, and are included in Deferred revenue. The Company has determined these optional purchases each constituted a separate purchasing decision, and therefore are considered a separate arrangement for revenue recognition purposes. Revenue on each of these options are evaluated for recognition when and if the customer decides to enter into the arrangement.

In 2015 and 2016, the Company concentrated on revenue generating transactions to develop and set up dispensaries, including obtaining the conditional use permits (“CUP”) that grant the dispensary the authorization to operate, as well as cultivation centers. The Company enters into joint ventures and operating agreements, whereby separate unrelated party controls the operations of the dispensary or cultivation center, and the Company receives an agreed upon percentage of the revenue or profits of the operating entity.

Based on these contracts, and other auxiliary agreements, our current revenue model consists of the following income streams:

Consulting fee revenues and build-outs

Prior to 2015, Consulting fee revenues were a consistent component of our revenues and were negotiated at the time the Company entered into a contract. Consulting revenue consisted of providing ongoing consulting services over the life of the contract, to the established business in the areas of regulatory compliance, security, operations and other matters to operate the dispensary. The majority of the consulting fees from prior to 2015 arose from the upfront, non-refundable consulting fee in the Company’s standard contract, and were recognized using the straight line method over the life of the contract. Consulting fee revenue is only recognized when the following four criteria are met: 1) persuasive evidence of an arrangement exists, 2) delivery has occurred or services have been rendered, 3) sales price is fixed and determinable and 4) collectability is reasonably assured. Consulting fee revenue continues to be recognized in our income statement over the life of the aforementioned contracts.

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

Unbilled costs and associated fees related to the build-outs are recorded in inventory and are subject to valuation testing at each quarter end for net realizable value (lower of cost or market) and collectability. None of these costs were included in Inventory as of March 31, 2016.

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

Work in process and related capitalized costs includes costs to build out a dispensary in Portland, Oregon that opened in the second quarter of 2015. Costs included tenant improvements to the facility, furniture, fixtures and Medbox dispensary units to be used by the licensed operator. The costs related to the Portland dispensary have been classified in deferred costs and are amortized straight-line over remaining term of the lease.

Basic and Diluted Net Loss Per Share

Basic net income/loss per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share includes the effects of any outstanding options, warrants and other potentially dilutive securities.

As of March 31, 2015, the Company had 3,000,000 shares of Series A preferred stock outstanding with par value of $0.001 that could have been converted into 15,000,000 shares of the Company’s common stock. On August 24, 2015, 2 million shares of Series A preferred stock was cancelled, leaving 1 million shares outstanding, which were converted into common shares on November 16, 2015. There are no Series A preferred stock outstanding at March 31, 2016. Additionally, the Company had approximately 50,119,000 and 338,000 warrants to purchase common stock outstanding as of March 31, 2016 and 2015, respectively, which were not included in the computation of diluted loss per share, as based on their exercise prices they would all have an anti-dilutive effect on net loss per share. The Company also had approximately $7,661,000 and $3,300,000 in convertible debentures outstanding at March 31, 2016 and 2015, respectively, that are convertible at the holders’ option at a conversion price of the lower of $0.75 or 51% to 60% of either the lowest trading price or the VWAP over the last 20 to 30 days prior to conversion (subject to reset upon a future dilutive financing), whose underlying shares resulted in an additional 5,746,769,206 dilutive shares being included in the computation of diluted net income per share.

Accounts Receivable and Allowance for Bad Debts

The Company is subject to credit risk as it extends credit to our customers for work performed as specified in individual contracts. The Company extends credit to its customers, mostly on an unsecured basis after performing certain credit analyses. Prior to 2015, our typical terms required the customer to pay a portion of the contract price up front and the rest upon certain agreed milestones. The Company’s management periodically reviews the creditworthiness of its customers and provides for probable uncollectible amounts through a charge to operations and a credit to an allowance for doubtful accounts based on our assessment of the current status of individual accounts. Accounts still outstanding after the Company has used reasonable collection efforts are written off through a charge to the allowance for doubtful accounts. As of March 31, 2016, the Company’s management considered all accounts outstanding fully collectible.

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

In February 2016, the FASB issued “Leases (Topic 842)” (ASU 2016-02). This update amends leasing accounting requirements. The most significant change will result in the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under current guidance. The new guidance will also require significant additional disclosures about the amount, timing and uncertainty of cash flows from leases. ASU 2016-02 is effective for fiscal years and interim periods beginning after December 15, 2018, which for the Company is December 31, 2018, the first day of its 2019 fiscal year. Upon adoption, entities are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. Early adoption is permitted, and a number of optional practical expedients may be elected to simplify the impact of adoption. The Company is currently evaluating the impact of adopting this guidance. The overall impact is that assets and liabilities arising from leases are expected to increase based on the present value of remaining estimated lease payments at the time of adoption.

Management’s Evaluation of Subsequent Events

The Company evaluates events that have occurred after the balance sheet date of March 31, 2016, through the date which the consolidated financial statements were issued. Based upon the review, other than described in Note 18 – Subsequent Events, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

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

In connection with EWSD’s purchase of the Acquired Property, EWSD entered into a secured promissory note (the “Note”) with Southwest in the principal amount of $3,670,000 (Note 8). Interest on the outstanding principal balance of the Note shall accrue at the rate of five percent per annum. The Note shall be payable by EWSD in thirty-five payments of principal and interest, which shall be calculated based upon an amortization period of thirty years, commencing on September 1, 2015 and continuing thereafter on the first day of each calendar month through and including July 1, 2018; and one final balloon payment of all unpaid principal and accrued but unpaid interest on August 1, 2018. The Note is secured by a deed of trust, security agreement, assignment of rents and financing statement encumbering the Acquired Property.

EWSD also entered into an unsecured promissory note (the “Unsecured Note”) in the principal amount of $830,000 with the Seller (Note 8), in respect of payments previously made by Seller to Southwest in connection with acquiring the Farm. Interest on the outstanding principal balance of the Unsecured Note shall accrue at the rate of six percent per annum. The Unsecured Note shall be payable by EWSD in thirty-five payments of principal and interest, which shall be calculated based upon an amortization period of thirty years, commencing on September 1, 2015 and continuing thereafter on the first day of each calendar month through and including July 1, 2018; and one final balloon payment of all unpaid principal and accrued but unpaid interest on August 1, 2018.

Farming Agreement

On December 18, 2015, the Company and its subsidiary EWSD I, LLC (“EWSD”), entered into a Farming Agreement (the “Farming Agreement”) with Whole Hemp Company (“Whole Hemp” now known as “Folium Biosciences”), pursuant to which Folium Biosciences would manufacture products from hemp and cannabis crops it would grow on EWSD farmland, and the Company would build greenhouses for such activities up to an aggregate size of 200,000 square feet. Folium Biosciences would pay all preapproved costs of such construction on or before September 30, 2017 as partial consideration for a revocable license to use the greenhouses and a separate 10 acre plot of EWSD farmland (the “10 Acres”). EWSD would retain ownership of the greenhouses. For the first growing season commencing October 1, 2016, the Company would receive a percentage of gross sales of all Folium Biosciences products on a monthly basis, and the Company’s share would increase incrementally based on the extent of crops planted on EWSD farmland according to a mutually agreed schedule. In addition, the Company would receive 50% of Folium Biosciences’s gross profits from the farming activities on the 10 Acres. The Company planned to recognize all revenue from the Farming Agreement at the net amount received when it has been earned and determined collectable.

Pursuant to the Farming Agreement, the Company also granted Folium Biosciences a warrant to purchase 4,000,000 shares of Company common stock at an exercise price of $0.50 per share, exercisable at any time within 5 years. The warrants were valued at $76,000, using a Black Scholes Merton Model, with key valuation assumptions used that consist of the price of the Company’s stock at settlement date, a risk free interest rate based on the average yield of a 5 year Treasury note and expected volatility of the Company’s common stock all as of the measurement date. The fair value of the warrants is included in Deferred costs and will be recognized over the life of the Farming Agreement.

On March 11, 2016, the Company and EWSD entered into a First Amended and Restated Farming Agreement with Whole Hemp, amending and restating in certain respects the Farming Agreement. The First Amended and Restated Farming Agreement clarifies that EWSD, rather than the Company, would be responsible for the building of greenhouses to be utilized by Whole Hemp for growing hemp and cannabis crops pursuant to the agreement, and that EWSD would be the recipient of all payments by Whole Hemp (including all revenue sharing arrangements) under the agreement.

Since May 7, 2016, we believe Folium Biosciences has been in default, principally because they abandoned their obligation to provide farming activities under the First Amended and Restated Farming Agreement. On May 13, 2016, EWSD notified Folium Biosciences of its defaults under the First Amended and Restated Farming Agreement and EWSD’s election to terminate the First Amended and Restated Farming Agreement.

By its terms, the First Amended and Restated Farming Agreement may be terminated at any time by either party, if the other party was in material breach of any obligation under the First Amended and Restated Farming Agreement, which breach continued uncured for 30 days following written notice thereof.

Growers’ Distributor Agreement

On December 18, 2015, the Company also entered into a Growers’ Agent Agreement with Folium Biosciences, which was amended on March 11, 2016, to change the name of the agreement to Growers’ Distributor Agreement, (“Distributor Agreement”) as well clarify some terms. Pursuant to the Distributor Agreement, the Company would provide marketing, sales, and related services on behalf of Folium Biosciences in connection with the sale of its Cannabidiol oil product, from which the Company would receive a percentage of gross revenues (other than the sale of such product generated from the EWSD 10 Acres and the Folium Biosciences 40 acre plot subject to the Farming Agreement). The Growers’ Agent Agreement was effective until September 30, 2025. The Company would sell the product on behalf of Folium Biosciences on a commission basis. The Company may not act as agent of any other grower, distributor or manufacturer of the same product unless such other party agrees.

On March 11, 2016, the Company and EWSD entered into a First Amended and Restated Grower’s Distributor Agreement with Whole Hemp, amending and restating in certain respects the Grower’s Agent Agreement, including by substituting EWSD as a party in-place of the Company.

Because we believe Folium Biosciences is in default, principally because they abandoned their obligation to provide farming activities under the First Amended and Restated Farming Agreement since May 7, 2016, EWSD notified Whole Hemp on May 13, 2016 of its election to terminate the Restated Grower’s Distributor Agreement.

By its terms, the Restated Grower’s Distributor Agreement could be terminated at any time by either party, if the other party was in material breach of any obligation under the Restated Grower’s Distributor Agreement, which breach continued uncured for 30 days following written notice thereof.

As we continue to navigate the nascent world of hemp and CBD growing, cultivation, production and sales, it became clear that controlling all aspects of the business is the best strategy to ensure that we are meeting all of our goals. Again, we are taking action now to protect the investment all the stakeholders have all made in Notis Global.

NOTE 4 – INVENTORY

Inventory is stated at the lower of cost or market value. Cost is determined on a standard cost basis that approximates the first-in, first-out (FIFO) method.

Inventory at March 31, 2016 and December 31, 2015 consists of the following:

	March 31, 2016	December 31, 2015
Vaporizers and accessories	$—	$81,934

CBD Oil	32,300	35,889
Light Bulbs for cultivation centers	—	33,000

Total inventory, net	$32,300	$150,823

The Company did not write down any slow moving or obsolete inventory during the three months ended March, 31, 2016 and 2015.

NOTE 5 – DISPENSARIES

Portland

The Company holds the license to operate a dispensary in Portland, Oregon, and a master lease on the property in which the dispensary is located. In April 2015, the Company entered into an Operating Agreement (“Original Agreement”) with an unrelated party (the “Operator”) in which the Operator was to manage and operate the Dispensary. The Original Agreement also included an annual Licensor Fee of 5% of the annual Gross Revenues, which would have begun after the additional fees related to the startup of the new venture had been paid in full.

On December 3, 2015 the Company replaced the original operator of the Portland dispensary with another operator under a new Operator Agreement (the “Agreement”). Per the terms of the Agreement, the Dispensary was “under the exclusive supervision and control of Operator, which shall be responsible for the proper and efficient operation of the Dispensary”. The term of the Agreement includes an initial term of five years, and a renewal term for an additional five years. The renewal term is at the discretion of the Operator. There is a License fee, which is based on a flat 10% of Gross Revenues. The Company’s management has determined that under this Agreement they do not hold the controlling financial interest in the Dispensary and are not the primary beneficiary, and therefore did not consolidate the Dispensary in their consolidated financial statements.

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

Alternative Health Cooperative, Inc. (“Alternative”) is a not-for-profit corporation, managed by an employee of Notis Global, which holds the conditional user permit (“CUP”) to run the dispensary. On January 1, 2016, Sunrise entered into an Operator Agreement with Alternative for Sunrise to operate the dispensary located on the Sunrise property. The Operator Agreement engages Sunrise to “supervise, direct and control the management of the dispensary”. The Agreement also states that the operation of the dispensary shall be under the exclusive supervision and control of Sunrise which shall be responsible for the proper and efficient operation of the dispensary. The Company had determined that under the operating agreement neither it nor Alternative hold the controlling financial interest in the dispensary, but that Sunrise is the controlling entity. Therefore, the Company did not consolidate the dispensary in its consolidated financial statements.

The Company incorporated a new wholly owned subsidiary, San Diego Sunrise, LLC (“San Diego Sunrise”), on February 22, 2016, in order to enter into a partnership agreement with PSM Investments to create an entity which would control the dispensary operations. Thereafter, Sunrise Dispensary LLC (“Dispensary”) was incorporated by PSM Investments and San Diego Sunrise on February 24, 2016, with each party holding a 50% ownership interest in the new entity. Immediately after which, Sunrise assigned the Operating Agreement with Alternative to Dispensary. The Company therefore indirectly held a 50% interest in the Sunrise Dispensary, through its subsidiary, San Diego Sunrise.

In February 2016, the Company sold 70% of its ownership interest in San Diego Sunrise for approximately $299,000. As of March 31, 2016, the Company owned 50% of Sunrise and 30% of San Diego Sunrise. These investments are accounted for under the equity method, with the Company’s proportionate share of the income or losses of the investments reflected in the Company’s financial statements. There has been no activity, aside from the sale of the Company’s ownership interests, in these investees as of, and for the three months ended, March 31, 2016.

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

On December 9, 2015, the Company provided a $60,000 loan to Sunrise Delivery for working capital, with interest at prime and payable in one year and added an additional advance of $10,000 in the first quarter of 2016. In connection with the decision to sell 70% of their interests in the San Diego dispensary, the Company wrote off the loans totaling $70,000 as uncollectible at the end of the first quarter of 2016.

Washington

In the course of seeking licenses for new locations, the Company has to enter into real estate purchase agreements in order to secure the sites to be developed for clients’ dispensaries and cultivation centers. During the second quarter of 2014, one of the Company’s subsidiaries entered into a real estate purchase agreement for a property in the State of Washington. The purchase transaction was closed during the third quarter of 2014 for a total purchase price of $399,594, partially financed by a promissory note for $249,000. The note was due January 30, 2015 and bore interest at twelve percent (12%). The Company did not repay the note on its maturity date, and therefore began incurring interest at the default interest rate of eighteen percent (18%) per annum. On September 30, 2015, the Company, through its subsidiary MJ Property Investments, and the seller of the property entered into an amendment to the Note Payable, whereby the maturity date was extended to April 1, 2017, and the interest rate returned to twelve percent (12%) per annum (see Note 8).

NOTE 6 – VAPORFECTION INTERNATIONAL, INC.

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

On December 31, 2015, the Company re-evaluated the future value of the intangible assets and determined none of the carrying value of the intangible assets were recoverable, and its carrying value exceeded its fair value. Therefore, the Company recognized an impairment loss on Intangibles of $586,000.

On December 31, 2015, the Company also performed the first step of the Goodwill impairment test, and, based on the same conclusions as above, determined there were indications of impairment of the Goodwill and they had to perform the second step of the impairment test, which compares the carrying value of the Goodwill to the implied Goodwill. The Company re-evaluated the fair value of all the associated assets of VII at December 31, 2015 and determined that there was no implied Goodwill. As there is no implied Goodwill, the impairment loss recognized was be the entire carrying value of Goodwill, approximately $1,260,000.

In light of these impairments, as discussed above, the Company wrote down all other assets related to the business, such as fixed assets and costs to develop the website as of December 31, 2015, resulting in a impairment of approximately $80,000. The Company also wrote down the Inventory of VII to its estimated fair value of $82,000.

The Board made a decision the last week of January 2016, to sell the assets of Vaporfection and exit the vaporizer business and sell the remaining inventory and related assets during the first half of 2016. The Company analyzed if Vaporfection should be presented as a Discontinued Operation under the guidance of ASC 205, Presentation of Financial Statements, 20, Discontinued Operations, (“ASC 205-20”), and determined the decision to exit the Vaporfection business was not a strategic shift in the Company’s business, as the Board and management did not consider the strategy for the business to be built around the sale of vape machines or peripherals.

On March 28, 2016, the Company sold the assets of the subsidiary for $70,000, which is payable $35,000 at the closing and with a 6% Note Payable, due September 30, 2016. The Company recognized approximately $6,000 as a gain on sale of the assets of their subsidiary for the three months ended March 31, 2016.

NOTE 7 – CONVERTIBLE NOTES PAYABLE AND DERIVATIVE LIABILITY

July and September 2014 Debentures

On July 21, 2014, as amended on September 19, 2014 and October 20, 2014, the Company entered into a Securities Purchase Agreement whereby the Company agreed to issue convertible debentures (“July 2014 Debentures”) in the aggregate principal amount of $3,500,000, in five tranches. The July 2014 Debentures bore interest at the rate of 10% per year. The debt was due July 21, 2015.

Also on September 19, 2014, as amended on October 20, 2014, the Company entered into a securities purchase agreement pursuant to which it agreed to issue convertible debentures (“September 2014 Debentures”) in the aggregate principal amount of $2,500,000, in two tranches. The September 2014 Debentures bore interest at the rate of 5% per year. The debt was due September 19, 2015.

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

The conversion feature of the July 2014 Debenture and the September 2014 Debenture meets the definition of a derivative and due to the reset provision to occur upon subsequent sales of securities at a price lower than the fixed conversion price, requires bifurcation and is accounted for as a derivative liability, with a discount created on the Debentures that would be amortized over the life of the Debentures using the effective interest rate method. The fair value of the embedded derivative is measured and recognized at fair value each subsequent reporting period and the changes in fair value are recognized in the Statement of Operations as Change in fair value of derivative liability. See Note 2 Fair value of financial instruments for additional information on the fair value and gains or losses on the embedded derivative.

In connection with each of the purchase agreements, the Company entered into a registration rights agreement with the respective investors, pursuant to which the Company agreed to file a registration statement for the resale of the shares of common stock issuable upon conversion of, or payable as principal and interest on, the respective debentures, within 45 days of the initial closing date under each agreement, and to have such registration statements declared effective within 120 days of the initial closing dates of each purchase agreement. Through subsequent modifications of the July 2014 Debentures and September 2014 Debentures, the required date to file the registration statement and the effective date of the registration statement were modified, and the registration statement filed on April 9, 2015, and became effective on June 11, 2015.

On January 30, 2015, the Company and certain of the Investors entered into an Amendment, Modification and Supplement to the Purchase Agreement (the “Purchase Agreement Amendment” or the “Modification”) pursuant to which the Investors agreed to purchase an additional $1,800,000 in seven Modified Closings. The Modification also eliminated the amortization payments discussed above, and provided for accrued and unpaid interest to be payable upon conversion or maturity rather than on specified payment dates. The Company was also required to open a new dispensary in Portland, Oregon through a licensed operator during the first calendar quarter of 2015 (which was later modified to April 30, 2015). The Company also had to file the Registration Statement by March 8, 2015 (later amended), and it had to be declared effective by June 15, 2015 in order to avoid default and acceleration under the Amended and Restated Debenture. As noted above, the Registration Statement was filed on April 9, 2015, and became effective June 11, 2015.

As part of the January 30, 2015 Modification, the parties entered into a Modified Debenture Agreement for the $200,000 that was funded at the Closing and agreed to use the same form of Modified Debenture for each of the other foregoing Modified Closings (collectively, the “Modified Debentures”). The fixed conversion price of the Modified Debenture on January 30, 2015 was the lower of $5.00 or 51% of the lowest volume weighted average price for the 20 consecutive trading days prior to the applicable conversion date. This new fixed conversion price was a dilutive issuance to the outstanding July 2014 and September 2014 Debentures, thereby triggering a reset of the older fixed conversion price. As a result of the reset to the conversion price, at January 30, 2015, the derivative liability was re-measured to a fair value of approximately $2,690,000, using a weighted probability model as estimated by management. A decrease in fair value of the derivative liability of approximately $1,072,000 was recognized as a gain on the Statement of Consolidated Comprehensive Loss, in the three months ended March 31, 2015.

The additional Modified Debentures under the July 2014 Debentures as of closing dates had a fixed conversion price of the lower of $1.83 or 51% of the VWAP for the last 20 days prior to the conversion. This new fixed conversion price was a dilutive issuance to the outstanding July 2014 and September 2014 Debentures, thereby triggering a reset of the previous $5 fixed conversion price. This reset resulted in the derivative liability being revalued at February 27, 2015, using a weighted probability model for a fair value of $2,720,000.

The additional Modified Debentures under the September 2014 Debentures closed on January 29, 2015 in the amount of $100,000 and February 24, 2015 in the amount of $100,000. These Modified Debentures have a fixed conversion price of the lower of $5.00 or 51%

of the VWAP for the last 20 days prior to the conversion. This new fixed conversion price was a dilutive issuance to the outstanding September 2014 Debentures, thereby triggering a reset of the previous $5.00 fixed conversion price. The resulting reset and re-measurement of the fair value of the derivative liability is included in the amounts of the change to fair value discussed above.

The April 17, 2015 closing under the July 2014 Modified Debentures contained a fixed conversion price of the lower of $0.88 or 51% of the VWAP for the last 40 days prior to the conversion. This new fixed conversion price was a dilutive issuance to the outstanding July 2014 and September 2014 Debentures, thereby triggering a reset of the previous $1.83 fixed conversion price. This reset resulted in the derivative liability being revalued at April 17, 2015, using a weighted probability model for a fair value of $3,287,000, for a increase in fair value of approximately $1,764,000, recognized as a loss on the Statement of Consolidated Comprehensive Loss.

There was additional funding of $1,300,000 of the September 2014 Modified Debentures under the closing schedule detailed above. These Modified Debentures all have a fixed conversion price of the lower of $0.88 or 51% of the VWAP for the last 40 days prior to the conversion.

The Directors’ convertible debentures required under the March 23, 2015 Modification, issued in the first quarter of 2015, total $150,000, and have a three year term and an interest rate of 8% per annum. They were originally convertible at a fixed conversion price of the lower of $1.83 or 51% of the VWAP for the last 20 days prior to conversion. As with the Modified Debentures, the debentures included a reset provision, which resulted in the conversion feature being bifurcated and accounted for as a derivative liability, with an initial fair value of $132,175. The director’s convertible debentures also reset on February 27, 2015 and April 17, 2015, with the changes to fair value included in the amounts disclosed above. The Directors debentures were all converted during the third quarter of 2015.

The Modified Debentures also included a warrant instrument granting the Investor the right to purchase shares of common stock of the Company equal to the principal amount of the applicable Modified Debenture divided by a price equal to 120% of the last reported closing price of the common stock on the applicable closing date of the Modified Debenture, with a three year term.

August 2015 Debentures

On August 14, 2015, the Company entered into a Securities Purchase Agreement whereby they agreed to issue convertible debentures in the aggregate principal amount of up to $3,979,877 to certain Investors. The initial closing in the aggregate principal amount of $650,000 occurred on August 14, 2015. An additional 11 payments were made in the total amount of $2,434,143 through December 31, 2015. The August 2015 Debentures bear interest at the rate of 10% per year. During the first quarter of 2016, an additional approximately $895,000 was funded.

On August 20, 2015, the Company also entered into a Securities Purchase Agreement with another Investor in the aggregate principal amount of up to $1,500,000 (collectively the “August 2015 Debentures”), which was amended on September 19, 2015, to increase the principal by an additional $200,000..

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

The conversion feature of the August 2015 Debenture meets the definition of a derivative and due to the reset provision to occur upon subsequent sales of securities at a price lower than the fixed conversion price, requires bifurcation and is accounted for as a derivative liability. The derivatives related to all closings on the August 2015 debentures were initially recognized at estimated fair values of approximately $11,205,000 and created a discount on the Debentures that will be amortized over the life of the Debentures using the effective interest rate method. The fair value of the embedded derivative is measured and recognized at fair value each subsequent reporting period and the changes in fair value are recognized in the Statement of Comprehensive Income (Loss) as Change in fair value of derivative liability. For the year ended December 31, 2014, and the interim periods through September 30, 2015, the Company estimated the fair value of the conversion feature derivatives embedded in the convertible debentures based on weighted probabilities of assumptions used in the Black Scholes pricing model. The key valuation assumptions used consists, in part, of the price of the Company’s common stock, ranging from $8.81 down to $0.05; a risk free interest rate ranging from 0.41% to 0.12% and expected volatility of the Company’s common stock, ranging from 196.78% to 106.38%, and the various estimated reset exercise prices weighted by probability.

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

For the three months ended March 31, 2016, the Company estimated the fair value of the conversion feature derivatives embedded in the convertible debentures based on an internally calculated adjustment to the MCS valuation determined at December 31, 2015. This adjustment took into consideration the changes in the assumptions, such as market value and expected volatility of the Company’s common stock, and the discount rate used in the December 31, 2015 valuation as compared to March 31, 2016. The Company believes this methodology results in a reasonable fair value of the embedded derivatives for the interim period.

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

On October 14, 2015, the August 2015 Investor assigned the right to purchase August 2015 Debentures in the principal amount of $100,000 to the July 2015 Investor and the July 2015 Investor purchased such August 2015 Debentures on the same day.

October 2015 Debentures

On October 14, 2015, the Company issued seven debentures in the aggregate of $2,000,000 to a service provider (the “October 2015 Investor”) as consideration for services previously rendered to the Company on the same terms as the August 14 Debentures and August 14 Purchase Agreement (the “October 2015 Debentures” and “October 2015 Purchase Agreement”, respectively) except that the October 2015 Purchase Agreement does not provide for registration rights to the October 2015 Investor with regard to the shares underlying the October 2015 Debentures. The service provider has agreed with the Company not to convert the October 2015 Debentures for any amount in excess of fees payable for services previously rendered to the Company at the time of conversion. To the extent that the sale of shares underlying the October 2015 Debentures do not satisfy outstanding amounts payable to the service provider, such amounts will remain payable to the service provider by the Company. In the three months ending March 31, 2016, funding closed on $425,000 of the October 2015 debentures.

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

As consideration for entering into the Agreement, the August 14 Investor was issued a promissory note from the Company in the principal amount of $700,000 (the “Promissory Note”). The Promissory Note has a term of ten months, accrues interest at a rate of 10% per annum, and outstanding principal and accrued interest under the Promissory Note may be pre-paid at any time by the Company without penalty. The Promissory Note is not convertible other than in an event of default, in which case it is convertible on the terms of the other debentures held by the August 14 Investor. This conversion feature was considered to be a contingent conversion feature, and therefore the conversion feature would not be bifurcated and accounted for as a derivative, as are the conversion features of all other debentures, until such time as and if the Company is in an event of default. The Promissory Note is being accounted for as a finance expense of the December 28, 2015 transaction, similar to a debt discount, and will be amortized to financing expense over the ten month life of the note (Note 8).

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

At March 31, 2016, the Company had not paid the principal due of $9,600 on a convertible debenture which was due on March 27, 2016. The Company was in default and obtained a waiver from the lender on May 11, 2016 waiving all rights relating to the nonpayment and extending the maturity date of the convertible debenture to August 1, 2016. In the same waiver agreement, the terms of five additional convertible debentures with maturity dates in May and June of 2016 totaling $122,084 were also extended to a maturity date of August 1, 2016.

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

This conversion feature was considered to be a contingent conversion feature, and therefore the conversion feature would not be bifurcated and accounted for as a derivative, as are the conversion features of all other debentures, until such time as and if the Company is in an event of default. The balance of this note is included with Notes Payable on the accompanying condensed consolidated Balance Sheet (Note 8).

February 18, 2016 Financing

On February 18, 2016, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with an accredited investor (the “Investor”) pursuant to which the Company agreed to sell, and the Investor agreed to purchase, convertible debentures (the “Debentures”) in the aggregate principal amount of $420,000, in two tranches.

The initial closing in the aggregate principal amount of $210,000 occurred on February 18, 2016. The second closing in the amount of $210,000 occurred on March 18, 2016 ($125,000) and March 22, 2016 ($85,000). The Debentures bear interest at the rate of 10% per year and mature after one year and are subject to a financing fee of 5%.

Each of the Debentures are convertible at the option of the holders into shares of the common stock of the Company at a conversion price that is lower of (a) $0.75, or (b) a 40% discount to the lowest traded price of the common stock of the Company during the 30 trading days prior to the conversion date. The Company may prepay the Debentures in cash, prompting a 30% premium.

The conversion feature of the Debentures meets the definition of a derivative and due to the reset provision to occur upon subsequent sales of securities at a price lower than the fixed conversion price, requires bifurcation and is accounted for as a derivative liability.

The derivatives related to both the February 18, 2016 convertible debentures and the additional closings on the August 2015 and October 2015 debentures, were initially recognized at their estimated fair values as described previously, which amounted to approximately $4,082,000 in the three months ended March 31, 2016 and $1,885,000 for the same period of 2015. The resulting debt discount is amortized as over the life of the convertible debenture, or until conversion if earlier, which resulted in amortization expense of $1,868,000 and $1,820,000, for the three months ended March 31, 2016 and 2015, respectively. Additionally, the current year closings to convertible debentures resulted in the calculated fair value of the debt being greater than the face amounts of the debt by approximately $2,302,000, with this excess amount being immediately expensed as Financing costs. Financing costs for the three months ended March 31, 2015, were approximately $525,000. The fair value of the embedded derivative consisting of all related convertible debentures is measured and recognized at fair value each subsequent reporting period and the changes in fair value for all derivatives for three months ended March 31, 2016 and 2015, resulted in a gain of approximately $8,880,000 and $2,239,000, respectively, which are recognized in the condensed consolidated Statement of Comprehensive Income (Loss) as Change in fair value of derivative liability.

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

This conversion feature was considered to be a contingent conversion feature, and therefore the conversion feature would not be bifurcated and accounted for as a derivative, as are the conversion features of all other debentures, until such time as and if the Company is in an event of default. The balance of the First Promissory Note is included with Notes Payable on the accompanying condensed consolidated Balance Sheet (Note 8).

Related Party Financing

One of the directors on the Company’s Board, entered into three separate subordinated convertible promissory notes convertible at $0.01 with the Company on March 4, 2016, March 10, 2016 and March 15, 2016, respectively, each in the principal amount of $25,000, for a total of $75,000. Also on March 15, 2016, another of the Company’s directors entered into a subordinated convertible promissory note convertible at $0.01 with the Company in the principal amount of $25,000, and two other of the Company’s directors each entered into a subordinated convertible promissory note convertible at $0.01 with the Company in the principal amount of $2,500. All of the foregoing convertible promissory notes have three year terms and an interest rate of 8% per annum. The debentures were evaluated to determine if the conversion feature fell within the guidance for derivative accounting, and as the debentures are convertible at a fixed conversion price, and do not include a the reset provision to occur upon subsequent sales of securities at a price lower than the fixed conversion price, the Company concluded the conversion feature did not qualify as a derivative.

In connection with their funding of the Notes (collectively the “Notes”), the directors each receive a warrant, exercisable for a period of three (3) years from the date of Notes, to purchase an amount of Company Common Stock equal to 50% of the principal sum under each of the director notes, at an exercise price equal to 200% of the applicable Conversion Price. The exercise price of the Warrants is $0.02. The warrants were determined to have a fair value of $42,000, calculated with the Black Sholes Merton model, with key valuation assumptions used that consist of the price of the Company’s stock at settlement date, a risk free interest rate based on the average yield of a 3 year Treasury note and expected volatility of the Company’s common stock all as of the measurement date.

Conversions

During the three months ended March 31, 2016 and 2015, respectively, $928,000 and $1,400,000 of principal and approximately $8,000 and $25,000, of accrued interest were converted into approximately 151,824,000 and 1,919,000 of the Company’s common shares at an average price of $0.01 and $0.74, based on 51% of the calculated VWAP. Upon conversion, the derivative fair value for the amounts converted were re-measured through the date of conversion, with the conversion date fair value reclassified to equity, amounting to approximately $1,765,000 in the three months ended March 31, 2016. As a result of the conversions, the resulting decrease of fair value of approximately $1,512,000 of the related debt discount was recognized on the Statement of Consolidated Comprehensive Income (Loss).

Warrants

The warrants issued under all debentures are summarized below:

Date issued	Number of warrants	Exercise price	December 18, 2015 re-price	Fair Value at issuance
July 2014 Modified Debentures

January 30, 2015	40,552	4.93	.06	$159,601
February 26, 2015	45,537	2.20	.06	79,904
March 13, 2015	21,151	2.36	.06	39,965
March 16, 2015	10,575	2.36	.06	19,981

March 20, 2015	41,946	1.79	.06	59,942

March 27, 2015	75,758	1.98	.06	119,888

April 2, 2015	60,386	1.66	.06	74,025

April 2, 2015	30,193	1.66	.06	37,012

April 10, 2015	107,914	1.39	.06	112,460

April 17, 2015	41,667	1.20	.06	37,680

April 24, 2015	127,119	1.18	.06	112,635

April 24, 2015	21,186	1.18	.06	18,772
May 1, 2015	156,250	.96	.06	113,133
May 7, 2015	134,615	.78	.06	79,234
May 8, 2015	42,000	.75	.06	23,768
May 15, 2015	200,000	.75	.06	113,365
May 22, 2015	250,000	.60	.06	113,366
May 29, 2015	258,621	.58	.06	112,537
June 5, 2015	288,462	.52	.06	120,738
June 12, 2015	930,233	.43	.06	303,246
June 19, 2015	3,448,276	.29	.06	751,159

September 2014 Modified Debentures
January 28, 2015	18,038	5.54	.06	80,156
February 13, 2015	57,870	1.73	.06	96,689
April 2, 2015	181,159	1.66	.06	222,109
April 24, 2015	90,579	1.10	.06	80,548
May 15, 2015	200,000	.75	.06	113,365

Date issued	Number of warrants	Exercise price	December 18, 2015 re-price	Fair Value at issuance
June 12, 2015	1,744,186	.43	.06	570,248

August 2015 Debentures
August 24, 2015	6,666,667	.06		321,757
September 18, 2015	588,235	.17		82,804
October 28, 2015	4,166,667	.12		363,306
November 16, 2015	1,785,714	.07		92,798
November 23, 2015	2,083,333	.06		68,988
November 30,2015	2,500,000	.05		81,988
December 7, 2015	6,250,000	.02		163,382
December 17, 2015	10,000,000	.02		76,376

Directors
January 5, 2015	129,305	.40		39,901
January 30, 2015	129,250	.40		39,916
February 2, 2015	237,778	.22		16,619
March 4, 2016	1,250,000	.02		10,000
March 10, 2016	1,250,000	.02		10,000
March 15, 2016	1,250,000	.02		10,000
March 15, 2016	1,250,000	.02		10,000
March 15, 2016	125,000	.02		1,000
March 15, 2016	125,000	.02		1,000

Total	48,411,222			$5,155,361

Effective September 18, 2015, the holder of the September 2014 Debentures and the Company agreed to amend its September 2014 Warrants, to reduce the exercise price of the warrants to purchase an aggregate of 2,291,832 shares of the Company’s common stock to six cents per share. Additionally, the holder of the July 2014 Debentures and the Company agreed to amend its July 2014 Warrants, to reduce the exercise price of the warrants to purchase an aggregate of 6,332,441 shares of Common Stock to six cents per share. As a result of the amendment, the fair value of the warrants was remeasured as of September 18, 2015, for an additional fair value of approximately $38,000 recognized as a financing expense. During the year ended December 31, 2015, approximately 2,292,000 warrants were exercised for cash proceeds of $137,510 at an average exercise price of $0.06.

During the three months ended March 31, 2016 and 2015, there were no warrants exercised.

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

The Company reevaluated the warrants as of March 31, 2016 and determined that they did not have a sufficient number of authorized and unissued shares to settle all existing commitments, and the fair value of the warrants for which there was insufficient authorized shares, were reclassified out of equity to a liability. Under the sequencing policy, of the approximately 50,120,000 warrants outstanding at March 31, 2016, it was determined there was not sufficient authorized shares for approximately 49,625,000 of the outstanding warrants. The fair value of these warrants was re-measured on March 31, 2016 using the Black Scholes Merton Model, with key valuation assumptions used that consist of the price of the Company’s stock on March 31, 2016, a risk free interest rate based on the average yield of a 2 or 3 year Treasury note and expected volatility of the Company’s common stock, resulting in the fair value for the Warrant liability of $426,000.

NOTE 8 – NOTES PAYABLE

Notes payable consists of:

	March 31, 2016	December 31, 2015
Southwest Farms (Note 3)	$3,635,704	$3,645,163
East West Secured Development (Note 3)	520,065	675,093
Washington Property (Note 6)	199,000	208,605
Investment funds	1,115,000	—

	5,469,769	4,528,861

Less discounts	(530,000)	—
Plus premium	13,333	16,667

	4,953,102	4,545,528
Less current maturities	683,337	256,897

	$4,269,765	$4,288,631

Maturities on Notes Payable are as follows:

Years ending:
December 31, 2016	$1,177,576
December 31, 2017	287,647
December 31, 2018	4,004,546

$5,469,769

NOTE 9 – SHARE BASED AWARDS, RESTRICTED STOCK AND RESTRICTED STOCK UNITS (“RSUs”)

The Board resolved that, beginning with the fourth calendar quarter of 2015, the Company shall pay each member of the Company’s Board of Directors, who is not also an employee of the Company, for each calendar quarter during which such member continues to serve on the Board compensation in the amount of $15,000 in cash and 325,000 shares of Company common stock. The 975,000 shares issued to all the directors for the three months ended March 31, 2016 were valued at the market price of the Company’s common stock on March 31, 2016, for total compensation expense of $9,750. On March 31, 2016, the Board awarded the Chairman a cash bonus of approximately $89,000 and following the increase in the Company’s authorized shares of common stock during the second quarter of 2016 the Board intended to issue to the Chairman determined that, 2,230,000 shares of Company common stock for his service in the three months ended March 31, 2016, which at the time of such determination was at the market price of the Company’s common stock on such date.

The Board also voted on November 20, 2015, to increase the shares available for grant under the 2014 Equity Incentive Plan to 32,000,000. The Company intends to file a Form S-8 regarding the increased shares available for grant now that the increase in authorized shares has been approved.

A summary of the activity related to RSUs for the three months ended March 31, 2016 and 2015 is presented below:

Restricted stock units (RSU’s)	Total shares	Grant date fair value
RSU’s non-vested at January 1, 2016	152,823	$0.51 - $1.88
RSU’s granted	—	$—
RSU’s vested	(49,020)	$0.51
RSU’s forfeited	—	$—

RSU’s non-vested March 31, 2016	103,803	$0.51 - $1.88

Restricted stock units (RSU’s)	Total shares	Grant date fair value
RSU’s non-vested at January 1, 2015	199,584	$10.70
RSU’s granted	177,633	$1.88 - $6.70

RSU’s vested	(135,135)	$1.88 - $6.70
RSU’s forfeited	—	$—

RSU’s non-vested March 31, 2015	242,082	$1.88 - $11.00

A summary of the expense related to restricted stock, RSUs and stock option awards for the quarter ended March 31, 2016 is presented below:

Three months ended March 31, 2016
Restricted Stock	$390,000
RSU’s	154,048
Stock options	—
Common stock	32,050

Total	$576,098

NOTE 10 – RELATED PARTY TRANSACTIONS

During the first quarter of 2015, the Company issued two convertible notes to one of its directors in the aggregate principal amount of $100,000 and one convertible note to another of its director in the aggregate principal amount of $50,000. These notes were all converted to common stock during the third quarter of 2015.

During the first quarter of 2016, the Company issued three convertible notes to one of its directors in the aggregate principal amount of $75,000 and one convertible note to another of its director in the aggregate principal amount of $25,000, plus a convertible note to each of its other two directors, in the amount of $2,500 each. See Note 7 for a description of these notes.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

The Company leases property for its day to day operations and facilities for possible retail dispensary locations and cultivation locations as part of the process of applying for retail dispensary and cultivation licenses.

Office Leases

On August 1, 2011, the Company entered into a lease agreement for office space located in West Hollywood, California through June 30, 2017 at a current monthly rate of $14,828 per month. The Company moved to new offices in Los Angeles, CA in April 2015. The sublease on the new office has a term of 18 months with monthly rent of $7,486.

The landlord for the West Hollywood space has filed a suit against the Company and independent guarantors on the West Hollywood lease. The Company has expensed all lease payments due under the West Hollywood lease. The Company’s liability for the West Hollywood lease will be adjusted, if required, upon settlement of the suit with the landlord.

Total rent expense under operating leases for the quarters ended March 31, 2016 and 2015 was approximately $289,000 and $45,000, respectively.

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

The following table is a summary of our material contractual lease commitments as of March 31, 2016:

Year Ending	Office Rent	Retail/Cultivation Facility Lease
2016	$44,916	$66,600
2017	—	88,800
2018	—	88,800
2019	—	29,600

Total	$44,916	$273,800

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

On May 20, 2015 Patricia des Groseilliers, derivatively and on behalf of nominal defendant Medbox, Inc., filed a suit in the United States District Court for the District of Nevada against the Company’s Board of Directors and certain executive officers (Pejman Vincent Mehdizadeh, Ned Siegel, Guy Marsala, J. Mitchell Lowe, Bruce Bedrick, Jennifer S. Love, Matthew Feinstein, C. Douglas Mitchell, and Thomas Iwanski). The suit alleges breach of fiduciary duties and unjust enrichment. The plaintiff seeks relief for compensatory damages and reasonable costs and expenses for all damages sustained as a result of the alleged wrongdoing. Additionally the plaintiff seeks declaratory judgments that plaintiff may maintain the action on behalf of the Company, that the plaintiff is an adequate representative of the Company, and that the defendants have breached and/or aided and abetted the breach of their fiduciary duties to the Company. Lastly the plaintiff seeks that the Company be directed to take all necessary actions to reform and improve its corporate governance and internal procedures to comply with applicable law. The Company has entered into a Stipulation and Agreement of Settlement on October 16, 2015. On April 22, 2016, the Court issued an Order granting, without a hearing, shareholder Richard Merritts’ Motion to Intervene in the lawsuit titled Mike Jones v. Guy Marsala, et al., in order to conduct limited discovery. The Order granting the Motion to Intervene also continued the final fairness hearing, previously scheduled for May 16, 2016, at 1:30 p.m., to August 15, 2016, at 1:30 p.m. See more detailed discussion below under Class Settlement and Derivative Settlements.

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

Class Settlement

On December 1, 2015, Medbox and the class plaintiffs in Josh Crystal v. Medbox, Inc., et al., Case No. 2:15-CV-00426-BRO (JEMx), pending before the United States District Court for the Central District of California (the “Court”) notified the Court of the settlement. The Court stayed the action pending the Court’s review of the settlement and directed the parties to file a stipulation of settlement. On December 18, 2015, plaintiffs filed the Motion for Preliminary Approval of Class Action Settlement that included the stipulation of settlement. On February 3, 2016, the Court issued an Order granting preliminary approval of the settlement. The settlement provides for notice to be given to the class, a period for opt outs and a final approval hearing. The Court originally scheduled the Final Settlement Approval Hearing to be held on May 16, 2016 at 1:30 p.m., but continued it to August 15, 2016 at 1:30 p.m. to be heard at the same time as the Final Settlement Approval Hearing for the derivative actions, discussed below. The principal terms of the settlement are:

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

The Court originally scheduled a final Settlement Hearing to be held on May 16, 2016 at 1:30 p.m., but subsequently continued that hearing to August 15, 2016 at 1:30. By the terms of the settlement, a final Court approval would provide for a release of the claims in the Shareholder Derivative Actions and a bar against continued prosecution of all claims covered by the release. By entering into the Settlement, the settling parties have resolved the derivative claims to their mutual satisfaction. The Individual Defendants have not admitted the validity of any claims or allegations and the settling plaintiffs have not admitted that any claims or allegations lack merit or foundation.

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

On October 27, 2015, separate from the above lawsuits and settlement, Richard Merritts, derivatively and on behalf of nominal defendant Medbox, Inc., filed a suit in the Superior Court of the State of California for the County of Los Angeles against the Board and certain executive officers (Guy Marsala, J. Mitchell Lowe, Ned Siegel, Jennifer S. Love, C. Douglas Mitchell, Pejman Vincent Mehdizadeh, Matthew Feinstein, Bruce Bedrick, Jeff Goh, and Thomas Iwanski). The suit alleges breach of fiduciary duties by the defendants. Relief is sought awarding damages resulting from breach of fiduciary duty and to direct the Company and the defendants to take all necessary actions to reform and improve its corporate governance and internal procedures to comply with applicable law. On February 16, 2016, the court issued an order staying the litigation pending final court approval of the settlement of the other pending derivative actions involving Medbox, Inc., as nominal defendant, and former and current officers and directors. The settlement of the other derivative actions has been preliminarily approved by the court in Jones v. Marsala, et al., Case No. 15-cv-4170 BRO (JEMx), in the U.S. District Court for the Central District of California. On March 25, 2016, Merritts filed a Motion to Intervene in the case filed by Mike Jones in the U.S. District Court for the Central District of California. By his Motion, Merritts seeks limited intervention in the Jones shareholder derivative action in order to seek confirmatory information and discovery regarding the Stipulation and Agreement of Settlement preliminarily approved by the Court on February 3, 2016. On April 4, 2016, Plaintiff Jones and the Company separately filed oppositions to the Motion to Intervene. On April 22, 2016, the Court issued an Order granting, without a hearing, shareholder Richard Merritts’ Motion to Intervene in the lawsuit titled Mike Jones v. Guy Marsala, et al., in order to conduct limited discovery. The Order granting the Motion to Intervene also continued the final fairness hearing, previously scheduled for May 16, 2016, at 1:30 p.m., to August 15, 2016, at 1:30 p.m.

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

The staff of the Los Angeles Regional Office of the U.S. Securities and Exchange Commission recently advised counsel for the Company in a telephone conversation, followed by a written “Wells” notice, that it is has made a preliminary determination to recommend that the Commission file an enforcement action against the Company in connection with misstatements by prior management in the Company’s financial statements for 2012, 2013 and the first three quarters of 2014. A Wells Notice is neither a formal allegation of wrongdoing nor a finding that any violations of law have occurred. Rather, it provides the Company with an opportunity to respond to issues raised by the Staff and offer its perspective prior to any SEC decision to institute proceedings. These proceedings could result in the Company being subject to an injunction and cease and desist order from further violations of the securities laws as well as monetary penalties of disgorgement, pre-judgment interest and a civil penalty. The Company has responded in writing to the “Wells” notice. Under current management, the Company restated the relevant financial statements and took other remedial action, and has been cooperating with the SEC’s investigation since November 2014, including the appointment of a Special Committee of the Board to investigate the conduct of prior management and disclose this conduct to the SEC. The Company has also produced documents to the SEC and has made witnesses available, both voluntarily and for sworn testimony pursuant to subpoena. The Company is unable to predict the outcome of the investigation, any potential enforcement actions or any other impact on the Company that may arise as a result of such investigation. The Company has not established a liability for this matter, because it believes that the probability of loss related to this matter and an estimate of the amount of loss, if any, are not determinable at this time. An adverse judgment or action of the SEC could have a material adverse effect on the financial condition, results of operations and/or cash flows of the Company and their ability to raise funds in the future.

NOTE 12 – SUBSEQUENT EVENTS

On April 15, 2016, at a special meeting of the shareholders of the Company, the shareholders of the Company holding a majority of the total shares of outstanding common stock of the Company voted to amend the Company’s Articles of Incorporation to increase the number of authorized shares of common stock of the Company from 400,000,000 to 10,000,000,000 (the “Certificate of Amendment”). The Certificate of Amendment was filed with the Nevada Secretary of State and was declared effective on April 18, 2016.

Sale of Equity method investments

On April 6, 2016, the Company sold its remaining 30% interest in San Diego Sunrise, as well as all of its interest in Sunrise Property Investments, LLC, the entity that owns underlying real estate related to the San Diego dispensary, for net proceeds of $331,000.

April 2016 Financing

On April 13, 2016, the Company entered into a note purchase agreement (the “Purchase Agreement”) with an accredited investor (the “Investor”) pursuant to which the Company agreed to sell, and the Investor agreed to purchase, a convertible promissory note (the “Note”) in the aggregate principal amount of $225,000.

The Note bears interest at the rate of 5% per year and matures on July 13, 2016. The Note is convertible at any time, in whole or in part, at the option of the holders into shares of the common stock of the Company at a conversion price that is the lower of (a) $0.75, or (b) a 49% discount to the lowest traded price of the common stock of the Company during the 20 trading days prior to the conversion date. The Company may prepay the Note in cash, prompting a 30% premium.

The Company will, within thirty (30) days, grant a security interest to the Investor and its affiliates over the Company’s assets, including its stock ownership in its subsidiary, ESWD I, LLC (but not the assets of ESWD I, LLC). Furthermore, in connection with the next $1.5 million of equity capital raised by the Company, the Company shall use one third of such funds to make principal repayment of amounts owed to the Investor, plus a redemption premium of 30% of such amounts.

March 15, 2016 Financing – Second Promissory Note

On or about April 20, 2016 it was mutually determined by the parties involved that the median daily dollar volumes requirement of the Mandatory Second Promissory Note Conditions was not met and the Second Promissory Note would not be issued.

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

Examples of forward-looking statements include, but are not limited to, statements regarding our proposed services, market opportunities and acceptance, expectations for revenues, cash flows and financial performance, and intentions for the future. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” in the Company’s Form 10K for the year ended December 31, 2015, filed with the Securities and Exchange Commission (the “SEC”) on April 13, 2016. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Quarterly Report on Form 10-Q will in fact be accurate. Further, we do not undertake any obligation to publicly update any forward-looking statements, except as may be required under applicable securities laws. As a result, you should not place undue reliance on these forward-looking statements.

Overview

Notis Global enters into joint ventures and operating and management agreements with its partners and acts as a distributor of hemp products processed by our contract partners. Furthermore, we own and manage real estate used by our contract partners for cultivation centers and dispensaries. During January and February 2016 we were selling a line of portable vaporizers and accessories under the brand name Vaporfection. In January 2016, we decided to exit the portable vaporizer business in 2016 so that the Company could more aggressively pursue additional business opportunities in its core business.

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

We are building a consistent, predictable and valuable revenue model as we refocus the Company to create a sustainable business model to grow crops and manufacture products from hemp farmland and to market, sell and distribute CBD oil. State and local laws regarding the operations of dispensaries, retail centers and cultivation centers for marijuana vary.

In the second quarter of 2015, we contracted with an independent operator to operate a dispensary in Portland, Oregon. In December 2015, we terminated the operator due to low sales volume and entered an agreement with a new partner to operate the Portland dispensary. Under the management of our new partner, the dispensary has reached expected sales volume levels in December 2015 through March 2016 and is rated as the top dispensary in Portland, Oregon according to Leafly.com. We plan to sell our interest in the Portland Oregon dispensary in 2016.

In August 2015, we closed on the purchase of a 320 acre farm located outside of Pueblo, CO. In December 2015, we entered into a Farming Agreement with Whole Hemp Company (“Whole Hemp”), pursuant to which Whole Hemp would manufacture products from hemp and cannabis crops that it would grow on our farm, and the Company would build greenhouses for such activities up to an aggregate size of 200,000 square feet. Whole Hemp would pay all preapproved costs of such construction on or before September 2017 as partial consideration for a revocable license to use the greenhouses and a separate 10-acre plot of our farmland. We would retain ownership of the greenhouses. Under the 10 year agreement with Whole Hemp, Notis Global would receive a percentage of gross sales of all Whole Hemp products paid on a monthly basis. The Farming Agreement was amended and restated in March 2016.

Since May 7, 2016, we believe Whole Hemp has been in default, principally because they abandoned their obligation to perform farming activities under the First Amended and Restated Farming Agreement. On May 13, 2016, EWSD notified Whole Hemp of its defaults under the First Amended and Restated Farming Agreement and EWSD’s election to terminate the First Amended and Restated Farming Agreement.

By its terms, the First Amended and Restated Farming Agreement may be terminated at any time by either party, if the other party was in material breach of any obligation under the First Amended and Restated Farming Agreement, which breach continued uncured for 30 days following written notice thereof.

In addition, in December 2015, we entered into a Grower’s Distributor Agreement with Whole Hemp, pursuant to which we would provide marketing, sales, and related services on behalf of Whole Hemp in connection with the sale of its Cannabidoil oil product, and pursuant to which the Company would receive a percentage of gross revenues. The Grower’s Distributor Agreement was effective until September 30, 2025. The Grower’s Distributor Agreement was amended and restated in March 2016.

As noted below, our long term strategy is to maintain tight control of our supply chain. The continuing default by Whole Hemp was conductive to our efforts to eliminate outside vendors in the supply chain and control production from “Seed to Sale.”

Because we believe Whole Hemp has been in default, principally because they abandoned their obligation to perform farming activities under the First Amended and Restated Farming Agreement since May 7, 2016, EWSD notified Whole Hemp on May 13, 2016 of its election to terminate the Restated Grower’s Distributor Agreement.

By its terms, the Restated Grower’s Distributor Agreement could be terminated at any time by either party, if the other party was in material breach of any obligation under the Restated Grower’s Distributor Agreement, which breach continued uncured for 30 days following written notice thereof.

With an eye focused on the future-and ultimately anticipated FDA approval of hemp and CBD Oil production and sales in the United States-we are honing our focus to controlling our supply chain. From “Seed to Sale,” Notis Global will influence its own destiny by controlling our ecosystem. We intend to oversee and execute everything from growing and cultivating the highest quality plants to managing extraction and production of our products. We believe this tight control of our supply chain will eventually be mandated by the Federal Government as a condition of legalizing hemp and CBD Oil production, manufacturing and distribution in the United States. We have elected to take action now, and intend to lead our industry by doing so. Our decision to terminate the Whole Hemp Agreements comports with our long term strategy to maintain tight control of our supply chain.

The decision to close the loop on our processes will result in some necessary changes to our existing business agreements. Specifically, we have decided to end our relationship with Whole Hemp (now known as Folium Biosciences). As we continue to navigate the nascent world of hemp and CBD growing, cultivation, production and sales, it became clear that controlling all aspects of the business is the best strategy to meet our goals. Again, we are taking action now to positively impact our future business trajectory.

On December 31, 2015, our operating partner made a matching investment to close on our escrow for a dispensary site in San Diego, CA. Notis Global, through an affiliated company, holds the approved conditional use permit to operate a dispensary on this site. In two transactions in February and April 2016 we sold our interest in the operating entity for approximately $299,000 and our interest in the underlying real estate for $335,000 to our operating partner and other third parties along with a forgiveness of $65,000 owed by Notis for improvements on the property. After the April 6, 2016 transaction, we have no further interest in the dispensary in San Diego, CA.

In the State of Washington, we hold two licenses to operate dispensaries. These two dispensaries will be operated by an independent operating partner, with whom we have entered into operating contracts as of August 31, 2015. We receive a fixed fee from the operating partner of $1,000 per dispensary, which is paid monthly. We also hold the underlying real estate for one of the two dispensaries, for which we receive monthly rental income of $2,500. We plan to sell our interests in Washington State in 2016.

During January and February 2016 we were selling a line of portable vaporizers and accessories under the brand name Vaporfection. In January 2016, we decided to exit the portable vaporizer business in 2016 so that the Company can more aggressively pursue additional business opportunities in its core business. On March 25, 2016 we sold our assets in Vaporfection for $70,000, which is payable $35,000 upon the sale and $35,000 was loaned to the buyer under a 6% note payable due September 30, 2016.

Comparison of the three months ended March 31, 2016 and 2015

The Company reported a consolidated net income of approximately $1,248,000 for the three months ended March 31, 2016 and loss of approximately $4,434,000 for the three months ended March 31, 2015. The decrease in net loss of approximately $5,681,000 was due to a favorable change in the fair value of derivative liability of approximately $6,641,000, change in fair value of warrant liability of approximately $556,000 and a decrease in loss from operations of approximately $457,000 offset by increase in financing cost of approximately $1,991,000.

Revenue

Total revenue consisted of revenue from CBD oil sales generated from our Grower’s Distribution agreement, deferred revenue which was recognized in the current period for consulting agreements, sale of territory rights to a related party, rental income, Company’s share of dispensary revenue and revenue from sales of vaporizers. During the first quarter of 2016, the Company launched its CBD oil sales program under the Grower’s Distribution agreement.

The change in total revenue is due to an increase of approximately $122,000 from CBD oil sales generated from our Grower’s Distribution agreement and an increase of approximately $55,000 from rental income and Company’s share of dispensary revenue earned our Oregon and Washington operations. There were no corresponding revenues in the first quarter of 2015.

Cost of revenue

Costs of revenues decreased by approximately $153,000 for the three months ended March 31, 2016 as compared to the same period of 2015. The decrease was primarily due to the decrease in new market development costs offset by increase in cost of CBD oil and cost of rent and tenant improvement amortization from our Oregon operations.

New market development costs decreased by approximately $304,000 during three months ended March 31, 2016 as compared to the same period of 2015. New market development costs consist of costs incurred in new markets prior to securing a location and obtaining a license for new dispensary or cultivation facilities in the state. The Company was not active in developing new market areas in the first quarter of 2016, leading to the aforementioned decrease.

As result of our CBD oil sale program launched in the first quarter of 2016 the Company incurred cost of revenue related to procurement of CBD oils in the amount of approximately $95,000. There were no corresponding costs for the same period of 2015.

Rental expenses on the master lease and tenant improvement amortization related to the Oregon rental income was approximately $52,000 for the three months ended March 31, 2016. There were no corresponding costs for the same period of 2015.

Operating Expenses

Operating expenses consist of all other costs incurred during the period other than cost of revenue. The Company incurred approximately $3,932,000 in operating expenses for three months ended March 31, 2016 compared to approximately $4,050,000 for the three months ended March 31, 2015. The decrease of approximately $118,000 was primarily due to the decrease in general and administrative expenses of $120,000.

Sales and Marketing expenses

Sales and marketing expenses include employee costs, outside services for sales and marketing consultants, travel and entertainment and sales lead generation. The Company incurred approximately $182,000 and $179,000 in sales and marketing expenses for the three months ended March 31, 2016 and 2015, respectively.

General and administrative

General and administrative expenses include salary costs, including stock based compensation, professional costs, including the costs associated with being a public company and consultants, rent and other costs. The expenses incurred during the three months ended March 31, 2016 and 2015 are summarized and described below:

Salary costs

Employee costs and bonuses increased by approximately $205,000 due to the increase in head count in the first quarter of 2016 over the same period of 2015, including the addition of our Chief Operating Officer.

The Company’s stock based compensation decreased by approximately $1,935,000 due to lower cost for director’s shares in the second year of their term. The director’s retention agreements specify higher stock grants in their first year of service (two Directors commenced service in the middle of 2014 and received inducement grants for their first year of service; their related costs were expensed over the year that included the first quarter of 2015). Additionally, the new grants expensed in 2016, were valued at a significantly lower share price.

Professional costs

Legal costs increased by $642,000 during the three months ended March 31, 2016 compared to the same period of 2015 mostly due to costs related to preparation of a Private Placement Memorandum to be offered by the Company’s subsidiary and legal expenses related to the sale of our interest in the operating entity and our interest in the underlying real estate in San Diego.

The costs of being public include legal fees for our corporate securities counsel, filing fees, independent directors’ fees and bonuses and investor relations costs. During the quarter ended March 31, 2016, these amounts increased by approximately $273,000 as compared to the same period of the previous year caused by preparation of proxy materials for our shareholders meeting held April 15, 2016, preparation of an amendment to our Form S-1, director’s compensation bonuses and printing costs.

Independent contractors cost increased by approximately $213,000 in the first quarter of 2016 compared to the same period of 2015 due to consulting expense incurred in connection with preparation of a Private Placement Memorandum to be offered by the Company’s subsidiary and costs related to exploration and development of international markets.

Rent

The increase in rent by approximately $245,000 during the first quarter of 2016 over the same period of 2015 is due to recording the lease liability to the end of lease term, reflecting a continuing dispute with the landlord, for the Company’s previous headquarters in West Hollywood, California.

Other costs

Due to the Company’s development of the farm in Colorado, fund raising activities and exploration and development of international markets travel and related expenses increased by approximately $127,000.

In addition, as a part of the Company’s sale of our interest in the operating entity and our interest in the underlying real estate in San Diego, the Company wrote off $70,000 of uncollectable notes receivable from a previously associated partner of San Diego operating entity.

Other Income (Expense)

Other income (expense) includes the financing costs associated with our financing activities, including the amortization of the debt discount and the change in fair value of the derivative liability. As disclosed in Note 7 of the Company’s financial statements, the reset provision for the subsequent sale of any dilutive issuance at a lower sale or exercise price than the then current conversion price results for accounting purposes as a liability being recognized for the fair value of the derivative. This derivative is re-measured each period end, with the change in fair value for the three months ended March 31, 2016 and 2015 of gains of approximately $8,880,000 and $2,239,000, respectively, being recognized in Other income (expense). This derivative feature results in a debt discount for the initial fair value recognized for the derivative. The debt discount also includes the fair value of the warrants issued with the convertible debentures, as well as the discounts offered to the face value of the notes payable. This debt discount is amortized as “other expense” over the life of the convertible debenture, or until conversion, if earlier, which amounted in approximately $1,868,000 for the three months ended March 31, 2016 and $1,820,000 for the same period of 2015. Additionally, the current period closings of the convertible debentures resulted in the calculated fair value of the discount being greater than the face amount of the debt by approximately $2,516,000, with this excess amount being immediately expensed as Financing costs. As the Company determined there is not sufficient authorized shares at quarter-end for conversion of all the convertible debentures and exercise of the warrants, under their sequencing policy (Note 7), the Company has recognized a warrant liability. The warrant liability is remeasured to its fair value at the end of every period, which resulted in the Company recognizing a change in fair value of the warrant liability of approximately $556,000 for three months ended March 31, 2016.

Interest expense for the stated interest on our convertible debentures and notes payable incurred during three months ended March 31, 2016 amounted to approximately $190,000. In addition to the foregoing, the Company incurred approximately $6,000 in interest offset by $3,000 premium amortization on the promissory note issued in relation to the purchase of the property in the State of Washington and approximately $57,000 related to notes for the purchase of the land in Colorado. All of the above resulted in interest expense of approximately $250,000 for the three months ended March 31, 2016.

As result of the Company’s sale of its interest in the operating entity and its interest in the underlying real estate in San Diego, the Company recorded a net gain of approximately $300,000. In addition, the sale of assets of one of the Company’s subsidiaries resulted in a net gain of approximately $5,000.

Net Loss

As a result of the factors set forth above, our net loss decreased by approximately $5,681,000 for the three months ended March 31, 2016, resulting in net income of approximately $1,248,000 for the three months ended March 31, 2016.

Liquidity and Capital Resources

As of March 31, 2016, the Company had cash on hand of approximately $68,000 compared to approximately $92,000 at March 31, 2015.

Cash Flow

During the three months ended March 31, 2016, cash was primarily used to fund operations of the Company, as well as operations and development of the Farm.

	For the three months ended March 31,
Cash flow	2016	2015
Net cash used in operating activities	$(1,388,054)	$(906,269)
Net cash used in investing activities	(60,484)	—
Net cash provided by financing activities	1,397,741	897,577

Net (decrease) in cash	$(50,797)	$(8,692)

Cash Flows – Operating Activities

During the three months ended March 31, 2016, cash flows used in operating activities were approximately $1,388,000, consisting primarily of the net income for the three months ended March 31, 2016 of approximately $1,248,000, increased for non-cash financing costs of approximately $2,516,000, amortization of the debt discount of approximately $1,868,000, stock based compensation of approximately $576,098 and reduced for non-cash adjustments for the change in fair value of the derivative liability of approximately $8,880,000 and change in fair value of the warrant liability of approximately $556,000. Additional significant components of cash used in operating activities included the accrued settlement expenses for rental expense under the lease for the previous office in West Hollywood of approximately $224,000, offset by an increase of approximately $2,096,000 due to the timing and deferral of the payment of trade payables, and an increase in accrued interest of approximately $202,000.

Cash Flows – Investing Activities

During the three months ended March 31, 2016, cash flows used in investing activities was approximately $60,000, consisting primarily of the $385,000 in costs related to construction in progress for the build out of greenhouses on the Farm, offset by approximately $300,000 in proceeds from the sale of seventy percent of the Company’s interest in San Diego Sunset, as well as the proceeds from the sale of the assets of Varporfection.

Cash Flows – Financing Activities

During the three months ended March 31, 2016, cash flows provided by financing activities were approximately $1,398,000, consisting mainly of approximately $1,040,000 of net proceeds from the issuance of convertible notes payable, approximately $368,000 from the issuance of notes payable and $105,000 in the issuance of convertible debentures to two of the Company’s Directors. This was offset mainly by approximately $170,000 in payments on the notes payable related to the Company’s land acquisition.

Future Liquidity and Cash Flows

Management believes that the Company’s cash balances on hand, cash flows expected to be generated from operations, proceeds from current and future expected debt issuances and proceeds from future share capital issuances, if any, may not be sufficient to fund the Company’s net cash requirements through May 2017. As noted in the footnotes to the accompanying consolidated financial statements, the Company is also in the process of obtaining final approval on a settlement agreement in their Class action and Derivative lawsuits (Note 11) and recently received a Wells Notice from the SEC (Note 11) in connection with misstatements by prior management in the Company’s financial statements for 2012, 2013 and the first three quarters of 2014. The Company is unable to predict the outcome of these matters, nevertheless, a rejection of the settlement agreements or adverse action of the SEC could have a material adverse effect on the financial condition, results of operations and/or cash flows of the Company and their ability to raise funds in the future. In order to execute the Company’s long-term growth strategy, which may include selected acquisitions of businesses or facilities that may bolster the expansion of the Company’s management services business, and purchases of real estate which would be used as a basis for acquiring cultivation facilities in regulated markets, the Company will need to raise additional funds through public or private equity offerings, debt financings, or other means.

Our financial statements were prepared on a going concern basis. The going concern basis assumes that the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of business. During the three months ended March 31, 2016, the Company had net income of approximately $1.2 million, negative cash flow from operations of $1.4 million and negative working capital of $28.7 million. The Company will need to raise capital in order to fund its operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement a business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

On July 24, 2015, the Company entered into an Agreement of Purchase and Sale of Membership Interest with East West Secured Development, LLC to purchase 100% of the membership interest of EWSD I, LLC which has entered into an agreement with Southwest Farms, Inc. to purchase certain real property comprised of 320-acres of agricultural land in Pueblo, Colorado (the “Farm”). The Farm is expected to yield revenue and profits for the Company in future years.

With an eye focused on the future — and ultimately anticipated FDA approval of hemp and CBD Oil production and sales in the United States — we are honing our focus to controlling our supply chain initially through our production on the Farm in Pueblo, Colorado. From “Seed to Sale” — Notis Global will influence its own destiny by controlling our ecosystem. We intend to oversee and execute everything from growing and cultivating the highest quality plants to managing extraction and production of our products. We believe this tight control of our supply chain will eventually be mandated by the Federal Government as a condition of legalizing hemp and CBD Oil production, manufacturing and distribution in the United States. We have elected to take action now — and intend to lead our industry by doing so. Our decision to terminate the Whole Hemp Agreement comports with our long term strategy to maintain tight control of our supply chain.

Financing Plans:

During the first quarter of 2016, we received approximately $1.4 million in net funding from our lenders.

April 2016 Financing

On April 13, 2016, we entered into a note purchase agreement (the “Purchase Agreement”) with an accredited investor (the “Investor”) pursuant to which the Company agreed to sell, and the Investor agreed to purchase, a convertible promissory note (the “Note”) in the aggregate principal amount of $225,000.

The Note bears interest at the rate of 5% per year and matures on July 13, 2016. The Note is convertible at any time, in whole or in part, at the option of the holders into shares of the common stock of the Company at a conversion price that is the lower of (a) $0.75, or (b) a 49% discount to the lowest traded price of the common stock of the Company during the 20 trading days prior to the conversion date. The Company may prepay the Note in cash, prompting a 30% premium.

The Company will, within thirty (30) days, grant a security interest to the Investor and its affiliates over the Company’s assets, including its stock ownership in its subsidiary, ESWD I, LLC (but not the assets of ESWD I, LLC). Furthermore, in connection with the next $1.5 million of equity capital raised by the Company, the Company shall use one third of such funds to make principal repayment of amounts owed to the Investor, plus a redemption premium of 30% of such amounts.

Special Meeting of the Stockholders to Increase Authorized Common Stock

On April 15, 2016, at a special meeting of the shareholders of the Company, the shareholders of the Company holding a majority of the total shares of outstanding common stock of the Company voted to amend the Company’s Articles of Incorporation to increase the number of authorized shares of common stock of the Company from 400,000,000 to 10,000,000,000 (the “Certificate of Amendment”). The Certificate of Amendment was filed with the Nevada Secretary of State and was declared effective on April 18, 2016.

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

It is uncertain whether the Company can obtain financing to fund operating deficits until profitability is achieved. This need may be adversely impacted by: unavailability of financing, uncertain market conditions, timing for and possible delays in approval of dispensary and cultivation sites and timing for and possible delays in obtaining licenses from regulatory bodies for the operation of cultivation centers and dispensaries, and adverse operating results.

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

Mr. Manuel Flores and Mr. Jeffrey Goh, both members of the Board, each entered into one subordinated convertible promissory note convertible at $0.01 with the Company on March 15, 2016 in the principal amount of $2,500 and having a three year term and an interest rate of 8% per annum (the “Flores Note” and the “Goh Note,” respectively).

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

Disclosure Controls and Procedures

Based on our management’s evaluation as of March 31, 2016, the end of the period covered by this Report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

In connection with the preparation of our annual consolidated financial statements, our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2016. Management based this assessment on the criteria established in Internal Control over Financial Reporting — Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission (which is sometimes referred to as the 1992 COSO Framework). Management believes that it is in the process of taking steps to remediate the material weakness which lead to the restatements of the Company’s financials for the first three quarters of 2014, however, management, with the help of our CEO, concluded that our internal controls over financial reporting as of March 31, 2016 remain ineffective, because remediation efforts will continue during 2016.

Changes in Internal Controls; Plan of Remediation

Based on our management’s evaluation as of December 31, 2014, they determined that there was a deficiency in our internal control over financial reporting that constituted a material weakness at December 31, 2014. The Company took steps to remediate these issues during the year ending December 31, 2015. Management believes there have been improvements during the year ending December 31, 2015, but sufficient time has not lapsed to ensure the remediation and controls set in place are effective as of March 31, 2016. Management anticipates that the continuing efforts will effectively remediate the material weakness which existed as of December 31, 2014, during 2016.

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except as noted above.

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

On May 20, 2015, Patricia des Groseilliers, derivatively and on behalf of nominal defendant Medbox, Inc., filed a suit in the United States District Court for the District of Nevada against the Company’s Board of Directors and certain executive officers (Pejman Vincent Mehdizadeh, Ned Siegel, Guy Marsala, J. Mitchell Lowe, Bruce Bedrick, Jennifer S. Love, Matthew Feinstein, C. Douglas Mitchell, and Thomas Iwanski). The suit alleges breach of fiduciary duties and unjust enrichment. The plaintiff seeks relief for compensatory damages and reasonable costs and expenses for all damages sustained as a result of the alleged wrongdoing. Additionally the plaintiff seeks declaratory judgments that plaintiff may maintain the action on behalf of the Company, that the plaintiff is an adequate representative of the Company, and that the defendants have breached and/or aided and abetted the breach of their fiduciary duties to the Company. Lastly the plaintiff seeks that the Company be directed to take all necessary actions to reform and improve its corporate governance and internal procedures to comply with applicable law. The Company has entered into a Stipulation and Agreement of Settlement on October 16, 2015. On March 25, 2016, shareholder Richard Merritts, who filed a derivative lawsuit against the Company’s Board of Directors and certain executive officers on October 27, 2015, filed a Motion to Intervene in the case. By his Motion, Merritts seeks limited intervention in the Jones shareholder derivative action in order to seek confirmatory information and discovery regarding the Stipulation and Agreement of Settlement preliminarily approved by the Court on February 3, 2016. On April 4, 2016, Plaintiff Jones and the Company separately filed oppositions to the Motion to Intervene. The hearing on the Motion to Intervene is set for April 25, 2016. On April 22, 2016, the Court issued an Order granting, without a hearing, shareholder Richard Merritts’ Motion to Intervene in the lawsuit titled Mike Jones v. Guy Marsala, et al., in order to conduct limited discovery. The Order granting the Motion to Intervene also continued the final fairness hearing, previously scheduled for May 16, 2016, at 1:30 p.m., to August 15, 2016, at 1:30 p.m. See more detailed discussion below under Class Settlement and Derivatives Settlement.

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

Class Settlement

On December 1, 2015, Medbox and the class plaintiffs in Josh Crystal v. Medbox, Inc., et al., Case No. 2:15-CV-00426-BRO (JEMx), pending before the United States District Court for the Central District of California (the “Court”) notified the Court of the settlement. The Court stayed the action pending the Court’s review of the settlement and directed the parties to file a stipulation of settlement. On December 18, 2015, plaintiffs filed the Motion for Preliminary Approval of Class Action Settlement that included the stipulation of settlement. On February 3, 2016, the Court issued an Order granting preliminary approval of the settlement. The settlement provides for notice to be given to the class, a period for opt outs and a final approval hearing. The Court originally scheduled the Final Settlement Approval Hearing to be held on May 16, 2016 at 1:30 p.m., but continued it to August 15, 2016 at 1:30 p.m. to be heard at the same time as the Final Settlement Approval Hearing for the derivative actions, discussed below. The principal terms of the settlement are:

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

The Court originally scheduled a final Settlement Hearing to be held on May 16, 2016 at 1:30 p.m., but subsequently continued that hearing to August 15, 2016 at 1:30. By the terms of the settlement, a final Court approval would provide for a release of the claims in the Shareholder Derivative Actions and a bar against continued prosecution of all claims covered by the release. By entering into the Settlement, the settling parties have resolved the derivative claims to their mutual satisfaction. The Individual Defendants have not admitted the validity of any claims or allegations and the settling plaintiffs have not admitted that any claims or allegations lack merit or foundation.

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

On October 27, 2015, separate from the above lawsuits and settlement, Richard Merritts, derivatively and on behalf of nominal defendant Medbox, Inc., filed a suit in the Superior Court of the State of California for the County of Los Angeles against the Board and certain executive officers (Guy Marsala, J. Mitchell Lowe, Ned Siegel, Jennifer S. Love, C. Douglas Mitchell, Pejman Vincent Mehdizadeh, Matthew Feinstein, Bruce Bedrick, Jeff Goh, and Thomas Iwanski). The suit alleges breach of fiduciary duties by the defendants. Relief is sought awarding damages resulting from breach of fiduciary duty and to direct the Company and the defendants to take all necessary actions to reform and improve its corporate governance and internal procedures to comply with applicable law. On February 16, 2016, the court issued an order staying the litigation pending final court approval of the settlement of the other pending derivative actions involving Medbox, Inc., as nominal defendant, and former and current officers and directors. The settlement of the other derivative actions has been preliminarily approved by the court in Jones v. Marsala, et al., Case No. 15-cv-4170 BRO (JEMx), in the U.S. District Court for the Central District of California. On March 25, 2016, Merritts filed a Motion to Intervene in the case filed by Mike Jones in the U.S. District Court for the Central District of California. By his Motion, Merritts seeks limited intervention in the Jones shareholder derivative action in order to seek confirmatory information and discovery regarding the Stipulation and Agreement of Settlement preliminarily approved by the Court on February 3, 2016. On April 4, 2016, Plaintiff Jones and the Company separately filed oppositions to the Motion to Intervene. On April 22, 2016, the Court issued an Order granting, without a hearing, shareholder Richard Merritts’ Motion to Intervene in the lawsuit titled Mike Jones v. Guy Marsala, et al., in order to conduct limited discovery. The Order granting the Motion to Intervene also continued the final fairness hearing, previously scheduled for May 16, 2016, at 1:30 p.m., to August 15, 2016, at 1:30 p.m.

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

The staff of the Los Angeles Regional Office of the U.S. Securities and Exchange Commission recently advised counsel for the Company in a telephone conversation, followed by a written “Wells” notice, that it is has made a preliminary determination to recommend that the Commission file an enforcement action against the Company in connection with misstatements by prior management in the Company’s financial statements for 2012, 2013 and the first three quarters of 2014. A Wells Notice is neither a formal allegation of wrongdoing nor a finding that any violations of law have occurred. Rather, it provides the Company with an opportunity to respond to issues raised by the Staff and offer its perspective prior to any SEC decision to institute proceedings. These proceedings could result in the Company being subject to an injunction and cease and desist order from further violations of the securities laws as well as monetary penalties of disgorgement, pre-judgment interest and a civil penalty. The Company has responded in writing to the “Wells” notice. Under current management, the Company restated the relevant financial statements and took other remedial action, and has been cooperating with the SEC’s investigation since November 2014, including the appointment of a Special Committee of the Board to investigate the conduct of prior management and disclose this conduct to the SEC. The Company has also produced documents to the SEC and has made witnesses available, both voluntarily and for sworn testimony pursuant to subpoena. The Company is unable to predict the outcome of the investigation, any potential enforcement actions or any other impact on the Company that may arise as a result of such investigation. The Company has not established a liability for this matter, because it believes that the probability of loss related to this matter and an estimate of the amount of loss, if any, are not determinable at this time. An adverse judgment or action of the SEC could have a material adverse effect on the financial condition, results of operations and/or cash flows of the Company and their ability to raise funds in the future.

West Hollywood Lease

The lease for the former office at 8439 West Sunset Blvd. in West Hollywood, CA has been partially subleased. The Company plans to sublease the remainder of the office in West Hollywood, CA and continues to incur rent expense while the space is being marketed. The landlord for the prior lease filed a suit in Los Angeles

Superior Court in April 2015 against the Company for damages they allege have been incurred from unpaid rent and otherwise. In January 2016, the landlord filed a first amended complaint adding the independent guarantors under the lease as co-defendants and specifying damages claim of approximately $300,000. A trial date has been set in November 2016. The Company is presently unable to determine whether the likelihood of an unfavorable outcome of the dispute is probable or remote, nor can it reasonably estimate a range of potential loss, should the outcome be unfavorable.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed under “Risk Factors” as filed in the Company’s Form 10-K filed with the Securities and Exchange Commission on April 13, 2016, as amended on Form 10-K/A on April 29, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

At March 31, 2016, the Company had not paid the principal due of $9,600 on a convertible debenture which was due on March 27, 2016. The Company was in default and obtained a waiver from the lender on May 11, 2016 waiving all rights relating to the nonpayment and extending the maturity date of the convertible debenture to August 1, 2016. In the same waiver agreement, the terms of five additional convertible debentures with maturity dates in May and June of 2016 totaling $122,084 were also extended to a maturity date of August 1, 2016.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description

3.15	Articles of Merger, as filed with the Secretary of State of the State of Nevada on January 21, 2016(1)

10.01	Executive Employment Agreement, dated January 1, 2016 between the Company and Clint Pyatt (2)+

10.02	February 10 2016 Note Purchase Agreement, dated February 10, 2016 between the Company and the February 10 2016 Investor(3)

10.03	February 10 2016 Form of Promissory Note(3)

10.04	February 18 2016 Investor Securities Purchase Agreement, dated February 18, 2016 between the Company and the February 18 2016 Investor(4)

10.05	February 18 2016 Investor Form of Warrant(4)

10.06	March 2016 Related Party Financing Form of Convertible Note(5)

10.07	March 2016 Related Party Financing Form of Warrant(5)

10.08	March 15 2016 Investor Note Purchase Agreement, dated March 15, 2016 between the Company and the March 15 2016 Investor(6)

10.09	March 15 2016 Investor First Promissory Note(6)

10.10	March 15 2016 Investor Form of Second Promissory Note(6)

10.11	First Dispensary Unit Purchase Agreement dated February 25, 2016(7)

10.12	Property Unit Purchase Agreement dated April 6, 2016(7)

10.13	Second Dispensary Unit Purchase Agreement dated April 6, 2016(7)

10.14	Withdrawal Agreement dated April 6, 2016(7)

10.15	Note Purchase Agreement, dated April 13, 2016 between the Company and the April 13, 2016 Investor(8)

10.16	Form of Convertible Promissory Note under Note Purchase Agreement with April 13, 2016 Investor(8)

10.17	Form of Lock-Up Agreement(9)

10.18	First Amended and Restated Grower’s Distributor Agreement, dated March 11, between EWSD I, LLC and Whole Hemp Company, LLC*^

10.19	First Amended and Restated Farming Agreement dated March 14, between the Company, EWSD I, LLC and Whole Hemp Company, LLC*^

10.20	Administrative Services Agreement, dated March 14, between the Company and EWSD I, LLC*

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Schema.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase.*

101.LAB	XBRL Taxonomy Extension Label Linkbase.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.*

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-54928), filed with the Commission on January 28, 2016.
(2)	Incorporated by reference from the Registrant’s Amendment to Current Report on Form 8-K/A (File No. 000-54928) filed with the Commission on January 20, 2016.
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-54928) filed with the Commission on February 11, 2016.
(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-54928) filed with the Commission on February 23, 2016.
(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-54928) filed with the Commission on March 18, 2016.
(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-54928) filed with the Commission on March 22, 2016.
(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-54928) filed with the Commission on April 11, 2016.
(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-54928) filed with the Commission on April 19, 2016.
(9)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-54928) filed with the Commission on May 3, 2016.
*	Filed herewith.
^	Confidential treatment requested
+	Management Compensatory Agreement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Notis Global, Inc.

Date: May 19, 2016	By:	/s/ Jeffrey Goh
Jeffrey Goh
President and Chief Executive Officer (Principal Executive Officer)

Date: May 19, 2016	By:	/s/ C. Douglas Mitchell
C. Douglas Mitchell
Chief Financial Officer (Principal Financial Officer)