Form 10-Q
period 2016-06-30
Notis Global, Inc.
filed 2016-10-21
CIK 1547996

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 000-54928

NOTIS GLOBAL, INC.

(Exact name of registrant as specified in its charter)

Nevada	45-3992444
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

633 West 5th Street, 28th Floor, Los Angeles CA	90071
(Address of principal executive offices)	(zip code)

(800) 762-1452

(Registrant’s telephone number, including area code)

600 Wilshire Blvd. Suite 1500, Los Angeles, CA 90017

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

As of October 18, 2016, the registrant had 7,196,422,273  shares of common stock, par value $0.001 per share, outstanding.

NOTIS GLOBAL, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

NOTIS GLOBAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2016	December 31, 2015
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$21,733	$119,010
Marketable securities	28,390	9,410
Accounts receivable	21,968	29,999
Notes receivable	35,000	60,000
Inventory	32,300	150,823
Deposits in escrow	10,000	-
Prepaid insurance	115,849	73,755
Prepaid expenses and other current assets	323,241	83,663
Total current assets	588,481	526,660

Property and equipment, net of accumulated depreciation of $31,977 and $16,986, respectively	455,588	470,578
Land	4,945,000	4,945,000
Construction in progress	1,153,264	624,173
Deferred Costs	-	375,018
Deposits and other assets, net of reserve of $112,500 and $115,000, respectively	7,486	50,212
Total assets	$7,149,819	$6,991,641

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payables	$5,670,863	$3,100,804
Accrued interest payable	824,919	430,702
Accrued expenses, directors	237,854	241,410
Accrued settlement and severance expenses	653,313	962,703
Accrued legal contingencies	412,538	185,225
Other accrued expenses	174,154	275,269
Deferred revenue, current	160,822	214,343
Notes payable, net of premium of $10,000 and $16,667, respectively and discounts of $323,924 and $0, respectively	1,294,051	256,897
Related party notes payable, net of discount of $12,000 and $0, respectively	277,866	-
Convertible notes payable, net of discount of $0 and $151,414 , respectively	7,334,454	6,667,523
Convertible notes payable, directors	105,000	-
Derivative Liability	2,159,066	19,246,594
Warrant Liability	5,552	940,000
Customer deposits	931,204	931,204
Total current liabilities	20,241,656	33,452,674

Notes Payable, less current portion	4,044,206	4,288,631
Deferred revenue, less current portion	258,203	337,523
Total liabilities	24,544,065	38,078,828
Commitments and contingencies (Note 11)
Stockholders' Deficit
Preferred stock, $0.001 par value: 10,000,000 authorized; 0 issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	-	-
Common stock, $0.001 par value: 10,000,000,000 authorized, 3,008,785,640 and 240,971,727 issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	3,008,786	240,972
Additional paid-in capital	45,709,863	42,600,089
Treasury stock	(1,209,600)	(1,209,600)
Accumulated deficit	(64,728,521)	(72,524,893)
Accumulated other comprehensive loss	(174,774)	(193,755)
Total stockholders' deficit	(17,394,246)	(31,087,187)
Total liabilities and stockholders' deficit	$7,149,819	$6,991,641

See notes to condensed consolidated financial statements.

NOTIS GLOBAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME(LOSS)

(UNAUDITED)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2016	2015	2016	2015

Revenue	$246,233	$59,447	$474,147	$101,195
Revenue, related party	25,192	24,918	49,836	49,562
Less: allowances and refunds	-	-	-	-
Net revenue	271,425	84,365	523,983	150,757
Cost of revenues	194,311	867,025	370,730	1,181,328
Gross profit(loss)	77,114	(782,660)	153,253	(1,030,571)

Operating expenses
Selling and marketing	41,321	159,156	223,067	338,497
General and administrative	2,483,166	5,236,018	6,233,455	9,121,614
Total operating expenses	2,524,487	5,395,174	6,456,522	9,460,111
Loss from operations	(2,447,373)	(6,177,834)	(6,303,269)	(10,490,682)

Other income (expense)
Interest expense, net	(271,825)	(90,010)	(522,050)	(93,800)
Financing Costs	(544,736)	(1,774,750)	(3,060,579)	(2,299,632)
Change in fair value of derivative liabilities	9,940,307	814,213	18,819,893	3,053,071
Change in fair value of warrant liability	441,148	-	997,121	-
Amortization of debt discount	(745,150)	(4,229,977)	(2,613,227)	(6,049,639)
Gain on sale of assets of subsidiary	-	-	5,498	-
Gain on sale of interest in subsidiary	331,000	-	630,571	-
Loss on sale of rights and assets	(178,032)		(178,032)
Other income	23,231	63,450	20,446	52,095
Total other income (expense)	8,995,943	(5,217,074)	14,099,641	(5,337,905)

Income/(loss) before provision for taxes	6,548,570	(11,394,908)	7,796,372	(15,828,587)

Provision for taxes	-	-	-	-

Net income/(loss)	$6,548,570	$(11,394,908)	$7,796,372	$(15,828,587)

Income/(loss) per share attributable to common stockholders
Basic	$0.01	$(0.32)	$0.02	$(0.47)
Diluted	$0.00	$(0.32)	$0.00	$(0.47)
Weighted average shares outstanding
Basic	701,378,818	36,100,385	506,569,535	33,435,964
Diluted	10,739,100,799	36,100,385	5,605,827,806	33,435,964

Other Comprehensive income/(loss)
Net income/(loss)	6,548,570	(11,394,908)	7,796,372	(15,828,587)
Unrealized gain from marketable securities	15,847	57,476	18,981	40
Comprehensive income/(loss)	$6,564,417	$(11,337,432)	$7,815,353	$(15,828,547)

See notes to condensed consolidated financial statements.

NOTIS GLOBAL, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

							Additional		Accumulated Other	Total
	Preferred Stock		Common Stock		Treasury Stock		Paid-In	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Deficit
Balances at January 1, 2016	0	$-	240,971,727	$240,972	(60,000)	$(1,209,600)	$42,600,089	$(72,524,893)	$(193,755)	$(31,087,187)
Sale of common stock			851,063	851			15,149			16,000
Stock-based compensation			24,232,402	24,232			620,291			644,523
Issuance of shares to consultants			93,792,308	93,792			2,223			96,015
Conversions of convertible notes payable			2,648,938,140	2,648,939			2,469,308			5,118,247
Issuance of warrants in connection with convertible notes payable							46,000			46,000
Reclassification of warrant liability out of equity							(62,673)			(62,673)
Warrants issued in connection with notes payable							19,476			19,476
Unrealized gain from marketable securities									18,981	18,981
Net income								7,796,372		7,796,372
Balances at June 30, 2016	-	$-	3,008,785,640	$3,008,786	(60,000)	$(1,209,600)	$45,709,863	$(64,728,521)	$(174,774)	$(17,394,246)

See notes to condensed consolidated financial statements.

NOTIS GLOBAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months ended June 30,
	2016	2015
Cash flows from operating activities
Net income/(loss)	$7,796,372	$(15,828,587)
Adjustments to reconcile net loss to net cash:
Depreciation and amortization	14,991	64,691
Provisions and allowances	70,000	-
Loss on sale of rights and assets	178,032	-
Gain on sale of interest in subsidiary	(630,571)	-
Charges from escrow deposits	-	240,400
Inventory valuation reserve	-	354,939
Change in fair value of derivative liability	(18,819,893)	(3,053,071)
Change in fair value of warrant liability	(997,121)	-
Amortization of debt discount	2,613,227	6,049,639
Financing costs	3,060,579	2,299,632
Stock based compensation	644,523	4,292,209
Changes in operating assets and liabilities
Accounts receivable	8,031	8,774
Inventory	48,523	228,634
Deposits in escrow	(10,000)	20,076
Prepaid insurance	(42,094)	(338,875)
Prepaid expenses and other current assets	(196,852)	(185,916)
Deferred costs	105,172	-
Accounts payables	3,445,251	1,659,988
Accrued interest payable	394,217	165,657
Other accrued expenses	(101,115)	(488,135)
Accrued expenses directors	(3,556)	-
Accrued settlement and severance expenses	(309,390)	1,004,486
Accrued legal contingencies	227,313	-
Customer deposits	-	(311,000)
Deferred revenue	(132,841)	(51,304)
Deferred costs	-	(299,018)
Net cash used in operating activities	(2,637,202)	(4,166,781)

Cash flows from investing activities
Issuance of note receivable	(10,000)	-
Proceeds from the sale of subsidiary	35,000	-
Proceeds received for sale of interest held in subsidiary	630,571	-
Proceeds received for sale of rights and assets	91,814	-
Construction in Progress	(529,091)	-
Net cash provided by investing activities	218,294	-

Cash flows from financing activities
Payments on notes payable	(223,347)	(12,434)
Proceeds from issuance of notes payable	569,000	-
Proceeds from issuance of/(payments on) notes payable, related party	41,667	(150,000)
Payments on related party notes payable	(2,500)	-
Exercise of employee stock options	16,000	-
Proceeds from issuance of convertible notes payable, net of fees	1,815,811	4,642,300
Proceeds from issuance of convertible notes payable from directors, net	105,000	150,000
Net cash provided by financing activities	2,321,631	4,629,866

Net decrease in cash and cash equivalents	(97,277)	463,085
Cash and cash equivalents, beginning of period	119,010	101,182
Cash and cash equivalents, end of period	$21,733	$564,267

Supplemental disclosures of cash flow information:

Cash paid for interest	$38,595	$1,151
Cash paid for income tax	$-	$-

Non- cash investing and financing activities:
Common stock issued upon debt conversion	$5,118,247	$5,810,512
Common stock issued to consultants	$96,015	$364,728
Issuance of note payable for financing costs	$700,000	$-
Issuance of convertible debentures for accounts payable	$500,000	$-
Notes Payable issued for accounts payable	$250,700	$-

See notes to condensed consolidated financial statements.

NOTIS GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – BUSINESS ORGANIZATION, NATURE OF OPERATIONS

Business Description

Notis Global, Inc., (formerly Medbox, Inc.) which is incorporated in the state of Nevada (the “Company”), provides specialized services to the hemp and marijuana industry, distributes hemp product processed by contractual partners and through June 30, 2016, owned independently and through affiliates, real property and licenses that it leased and assigned or sublicensed to partner cultivators and operators in return for a percentage of revenues or profits from sales and operations (Note 5). Prior to 2016, through its consulting services, Company worked with clients who sought to enter the medical and cultivation marijuana markets in those states where approved. In 2015, the Company expanded into hemp cultivation with the acquisition of a 320 acre farm in Colorado by the Company’s wholly owned subsidiary, EWSD 1, LLC. The farm was operated by an independent farming partner until the relationship was terminated in May 2016 (Note 3). In addition, through its wholly owned subsidiary, Vaporfection International, Inc. (“VII”), the Company sold a line of vaporizer and accessory products online and through distribution partners. On March 28, 2016, the Company sold the assets of VII and exited the vaporizer and accessory business. The Company is headquartered in Los Angeles, California.

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

Notis Global, Inc., operates the business directly and through the utilization of 5 primary operating subsidiaries, as follows:

•	EWSD I, LLC, a Delaware corporation that owns property in Colorado.

•	Pueblo Agriculture Supply and Equipment, LLC, a Delaware corporation that was established to own extraction equipment

•	Prescription Vending Machines, Inc., a California corporation, d/b/a Medicine Dispensing Systems in the State of California (“MDS”), which previously distributed our Medbox ™ product and provided related consulting services.

•	Vaporfection International, Inc., a Florida corporation through which we distributed our medical vaporizing products and accessories. (all the assets of which were sold during the three months ended March 31, 2016, see Note 6)

•	Medbox Property Investments, Inc., a California corporation specializing in real property acquisitions and leases for dispensaries and cultivation centers. This corporation currently owns no real property.

•	MJ Property Investments, Inc., a Washington corporation specializing in real property acquisitions and leases for dispensaries and cultivation centers in the state of Washington.

•	San Diego Sunrise, LLC, a California corporation to hold San Diego, California dispensary operations. (as of June 30, 2016, the Company has sold its interest in San Diego Sunrise, LLC, see Note 5)

On March 3, 2014, in order to obtain the license for one of the Company’s clients, the Company registered an affiliated nonprofit corporation Allied Patient Care, Inc., in the State of Oregon. Additionally, on April 21, 2014, the Company registered an affiliated nonprofit corporation Alternative Health Cooperative, Inc. in the State of California. As a result of our sale of the Sunset and Portland dispensaries and related rights and assets, the Company no longer owns the rights to these nonprofit corporations. (Note 5)

On April 15, 2016, at a special meeting of the shareholders of the Company, the shareholders of the Company holding a majority of the total shares of outstanding common stock of the Company voted to amend the Company’s Articles of Incorporation to increase the number of authorized shares of common stock of the Company from 400,000,000 to 10,000,000,000 (the “Certificate of Amendment”). The Certificate of Amendment was filed with the Nevada Secretary of State and was declared effective on April 18, 2016.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The condensed consolidated financial statements were prepared on a going concern basis. The going concern basis assumes that the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of business. During the six months ended June 30, 2016, the Company had net income of approximately $7.8 million, negative cash flow from operations of $2.6 million and negative working capital of $19.7 million. During the year ended December 31, 2015, the Company had a net loss of approximately $50.5 million, negative cash flow from operations of $9.6 million and negative working capital of $32.9 million. The Company will need to raise capital in order to fund its operations. The Company is also in the process of obtaining final approval on a settlement agreement in their Class action and Derivative lawsuits (Note 11) and recently received a Wells Notice from the SEC (Note 11) in connection with misstatements by prior management in the Company’s financial statements for 2012, 2013 and the first three quarters of 2014. On September 22, 2016, the Company received notice of an Event of Default and Acceleration from one of its lenders regarding a Promissory Note issued on March 14, 2016. The Company has negotiated a 30 day forbearance on acceleration of the note. The Company is unable to predict the outcome of these matters, however, a rejection of the settlement agreements or adverse action of the SEC or legal action taken by the Company’s lenders could have a material adverse effect on the financial condition, results of operations and/or cash flows of the Company and their ability to raise funds in the future. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management’s plans include:

The Company has received approximately $1,266,000, net of approximately $40,000 in withholdings, in additional closings under the June 30, 2016 funding (Note 7), subsequent to June 30, 2016. Additionally, on September 30, 2016, the Company entered into a securities purchase agreement with a new investor pursuant to which two wholly-owned subsidiaries of the Company, EWSD I, LLC (“EWSD I”) and Pueblo Agriculture Supply and Equipment, LLC (“Pueblo”, and together with EWSD I, the “Subsidiaries”) agreed to jointly sell, and the Investor agreed to purchase, an aggregate of up to $3,350,000 in subscription amount of discounted promissory notes (that could raise approximately $2,000,000 in cash, of which the Company has already received approximately $650,000) (Note 12).

The Company also expects that the acquisition of EWSD I, LLC (“EWSD”) (Note 3), who owns a 320-acre farm in Pueblo, Colorado, will generate recurring revenues for the Company through farming hemp, extracting and selling CBD oil, and collecting fees from production related to extracting CBD oil for other farmers, while controlling the full production cycle to ensure consistent quality. Lastly, management is actively seeking additional financing over the next few months to fund operations.

The Company will continue to execute on its business model by attempting to raise additional capital through the sales of debt or equity securities or other means. However, there is no guarantee that such financing will be available on terms acceptable to the Company, or at all. It is uncertain whether the Company can obtain financing to fund operating deficits until profitability is achieved. This need may be adversely impacted by: unavailability of financing, uncertain market conditions, the success of the crop growing season, the demand for CBD oil, the ability of the Company to obtain financing for the equipment and labor needed to cultivate hemp and extract the CBD oil,, and adverse operating results. The outcome of these matters cannot be predicted at this time.

On May 24, 2016, the Company received a notice from the OTC Markets Group, Inc. (“OTC Markets”) that the Company’s bid price is below $.01 and does not meet the Standards for Continued Eligibility for OTCQB as per the OTCQB Standards. If the bid price has not closed at or above $.01 for ten consecutive trading days by November 20, 2016, the Company will be moved to the OTC Pink marketplace. Additionally, on September 9th, the Company received notice from the OTC that OTC Markets would move the Company’s listing from the OTCQB market to OTC Pink Sheets market, if the Company had not filed this Quarterly Report on Form 10-Q for the period ended June 30, 2016 by September 30, 2016. On or about October 1, 2016, the Company moved to the OTC Pink Sheets market. These actions might also impact the Company's ability to obtain funding.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Notis Global, Inc. and its wholly owned subsidiaries, as named in Note 1 above. All intercompany transactions have been eliminated in consolidation.

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

Concentrations of Credit Risk

The Company maintains cash balances at several financial institutions in the Los Angeles, California area and Iowa. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $250,000. The Company has not experienced any losses in such accounts and periodically evaluates the credit worthiness of the financial institutions and has determined the credit exposure to be negligible.

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred. The Company incurred advertising and marketing costs of approximately $0 and $319,000 for the three months ended June 30, 2016 and 2015, respectively and approximately $0 and $749,000 for the six months ended June 30, 2016 and 2015, respectively.

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

For the six months ended June 30, 2016, the Company estimated the fair value of the conversion feature derivatives embedded in the convertible debentures based on an internally calculated adjustment to the MCS valuation determined at December 31, 2015. This adjustment took into consideration the changes in the assumptions, such as market value and expected volatility of the Company’s common stock, and the discount rate used in the December 31, 2015 valuation as compared to June 30, 2016.    The valuation also took into consideration the term in the debentures which limits the amounts converted to not result in the investor owning more than 4.99% of the outstanding common stock of the Company, after giving effect to the converted shares. The Company believes this methodology results in a reasonable fair value of the embedded derivatives for the interim period.

For the six months ended June 30, 2015, the Company estimated the fair value of the conversion feature derivatives embedded in the convertible debentures based on weighted probabilities of assumptions used in the Black Scholes pricing model. The key valuation assumptions used consists, in part, of the price of the Company’s common stock, a risk free interest rate based on the average yield of a Treasury note and expected volatility of the Company’s common stock all as of the measurement dates, and the various estimated reset exercise prices weighted by probability.

Warrants

The Company reexamined the determination made as of December 31, 2015 that they did not have sufficient authorized shares available for all of their outstanding warrants to be classified in equity at June 30, 2016, and concluded there still were insufficient authorized shares (Note 7). Therefore, the Company recognized a Warrant liability as of June 30, 2016. The Company estimated the fair value of the warrant liability based on a Black Scholes valuation model. The key assumptions used consist of the price of the Company’s stock, a risk free interest rate based on the average yield of a two or three year Treasury note (based on remaining term of the related warrants), and expected volatility of the Company’s common stock over the remaining life of the warrants.

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

The assets or liabilities’ fair value measurement within the fair value hierarchy is based upon the lowest level of any input that is significant to the fair value measurement. The following table provides a summary of the relevant assets and liabilities that are measured at fair value on a recurring basis:

	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Quoted Prices for Similar Assets or Liabilities in Active Markets (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2016
Marketable securities	$28,390	$10,825	$—	$17,565
Total assets	$28,390	$10,825	$—	$17,565

Warrant liability	5,552			5,552
Derivative liability	2,159,066	—	—	2,159,066

Total liabilities	$2,164,618	$—	$—	$2,164,618

	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Quoted Prices for Similar Assets or Liabilities in Active Markets (Level 2)		Significant Unobservable Inputs (Level 3)
December 31, 2015
Marketable securities	$9,410	$5,629	$		$3,781
Total assets	$9,410	$5,629		$—	$3,781

Warrant liability	940,000				940,000
Derivative liability	19,246,594	—		—	19,246,594

Total liabilities	$20,186,594	$—		$—	$20,186,594

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis:

For the six months ended June 30, 2016
Total
Beginning balance	$20,186,594
Initial recognition of conversion feature	4,932,162
Change in fair value of conversion feature	(18,819,893)
Reclassified to equity upon conversion	(3,199,797)
Additions to warrant liability	62,673
Change in fair value of warrant liability	(997,121)

Ending Balance	$2,164,618

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

In 2015 and the first quarter of 2016, the Company concentrated on revenue generating transactions to develop and set up dispensaries, including obtaining the conditional use permits (“CUP”) that grant the dispensary the authorization to operate, as well as cultivation centers. The Company entered into joint ventures and operating agreements, whereby separate unrelated party controls the operations of the dispensary or cultivation center, and the Company receives an agreed upon percentage of the revenue or profits of the operating entity. The revenue in the second quarter of 2016 consisted mainly of the recognition of previously deferred revenue and the sale of CBD oil.

Based on these contracts, and other auxiliary agreements, our revenue model consisted of the following income streams:

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

Revenues from Operating Agreements

Under the foregoing business model, the Company entered into operating agreements with independent parties, giving the operator the rights to control the operations of a dispensary or cultivation center during the term of the agreement. In exchange, the Company earns a fee based on a percentage of the revenue or profit of the dispensary or cultivation center. The Company has determined they are not the principal in the revenue sharing agreements and recognizes revenue under these agreements on a net basis as the fees are earned and it has been concluded that collectability is reasonably assured.

Revenues from Cannabidiol oil product

The Company recognizes revenue from the sale of Cannabidiol oil products ("CBD oil") upon shipment when title passes and when collectability is reasonably assured.

Cost of Revenue

Cost of revenue consists primarily of expenses associated with the delivery and distribution of our products and services. Under our prior business model, we only began capitalizing costs when we have obtained a license and a site for operation of a customer dispensary or cultivation center. The previously capitalized costs are charged to cost of revenue in the same period that the associated revenue is earned. In the case where it is determined that previously inventoried costs are in excess of the projected net realizable value of the sale of the licenses, then the excess cost above net realizable value is written off to cost of revenues. Cost of revenues also includes the rent expense on master leases held in the Company’s name, which are subleased to the Company’s operators. In addition, cost of revenue related to our vaporizer line of products consists of direct procurement cost of the products along with costs associated with order fulfillment, shipping, inventory storage and inventory management costs.

Inventory

Inventory is stated at the lower of cost or market value. Cost is determined on a cost basis that approximates the first-in, first-out (FIFO) method.

Capitalized agricultural costs

Pre-harvest agricultural costs, including irrigation, fertilization, seeding, laboring, and other ongoing crop and land maintenance activities, are accumulated and capitalized as inventory and cease to be accumulated when the crops reach maturity and is ready to be harvested. All costs incurred subsequent to the crops reaching maturity will be expensed as incurred.  The Company has reflected the capitalized agriculture costs as a current asset as the growing cycle of the crops are estimated to be approximately six months.

Basic and Diluted Net Loss Per Share

Basic net income/loss per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding during the period. The Company did not consider any potential common shares in the computation of diluted loss per share for the three and six months ending June 30, 2016 and 2015, due to the net loss, as they would have an anti-dilutive effect on EPS.

As of March 31, 2015, the Company had 3,000,000 shares of Series A preferred stock outstanding with par value of $0.001 that could have been converted into 15,000,000 shares of the Company’s common stock. On August 24, 2015, 2,000,000 shares of Series A preferred stock were cancelled, leaving 1,000,000 shares outstanding, which were converted into common shares on November 16, 2015. There were no shares of Series A preferred stock outstanding at June 30, 2016. Additionally, the Company had approximately 67,466,000 and 338,000 warrants to purchase common stock outstanding as of June 30, 2016 and 2015, respectively, which were not included in the computation of diluted loss per share, as based on their exercise prices they would all have an anti-dilutive effect on net loss per share. The Company also had outstanding at June 30, 2016 and 2015 approximately $7,309,000 and $4,656,000 in convertible debentures, respectively, that are convertible at the holders’ option at a conversion price of the lower of $0.75 or 51% to 60% of either the lowest trading price or the VWAP over the last 20 to 30 days prior to conversion (subject to reset upon a future dilutive financing), whose underlying shares were not included in a computation of diluted loss per share due to the net loss.

Accounts Receivable and Allowance for Bad Debts

The Company is subject to credit risk as it extends credit to our customers for work performed as specified in individual contracts. The Company extends credit to its customers, mostly on an unsecured basis after performing certain credit analyses. Prior to 2015, our typical terms required the customer to pay a portion of the contract price up front and the rest upon certain agreed milestones. The Company’s management periodically reviews the creditworthiness of its customers and provides for probable uncollectible amounts through a charge to operations and a credit to an allowance for doubtful accounts based on our assessment of the current status of individual accounts. Accounts still outstanding after the Company has used reasonable collection efforts are written off through a charge to the allowance for doubtful accounts. As of June 30, 2016, the Company’s management considered all accounts outstanding fully collectible.

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

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends Accounting Standards Codification ("ASC") Topic 718, Compensation – Stock Compensation.  ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years and early adoption is permitted. The Company is in the process of evaluating the impact of adoption on its consolidated financial statements.

Management’s Evaluation of Subsequent Events

The Company evaluates events that have occurred after the balance sheet date of June 30, 2016, through the date which the condensed consolidated financial statements were issued. Based upon the review, other than described in Note 12 – Subsequent Events, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.

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

Farming Agreement

On December 18, 2015, the Company and its subsidiary EWSD I, LLC (“EWSD”), entered into a Farming Agreement (the “Farming Agreement”) with Whole Hemp Company (“Whole Hemp” now known as “Folium Biosciences”), pursuant to which Folium Biosciences would manufacture products from hemp and cannabis crops it would grow on EWSD farmland, and the Company would build greenhouses for such activities up to an aggregate size of 200,000 square feet. Folium Biosciences would pay all preapproved costs of such construction on or before September 30, 2017 as partial consideration for a revocable license to use the greenhouses and a separate 10 acre plot of EWSD farmland (the “10 Acres”). EWSD would retain ownership of the greenhouses. For the first growing season commencing October 1, 2016, the Company would receive a percentage of gross sales of all Folium Bioscience's products on a monthly basis, and the Company’s share would increase incrementally based on the extent of crops planted on EWSD farmland according to a mutually agreed schedule. In addition, the Company would receive 50% of Folium Biosciences gross profits from the farming activities on the 10 Acres. The Company planned to recognize all revenue from the Farming Agreement at the net amount received when it has been earned and determined collectable.

Pursuant to the Farming Agreement, the Company also granted Folium Biosciences a warrant to purchase 4,000,000 shares of Company common stock at an exercise price of $0.50 per share, exercisable at any time within 5 years. The warrants were valued at $76,000, using a Black Scholes Merton Model, with key valuation assumptions used that consist of the price of the Company’s stock at settlement date, a risk free interest rate based on the average yield of a 5 year Treasury note and expected volatility of the Company’s common stock all as of the measurement date. The fair value of the warrants is included in deferred costs and will be recognized over the life of the Farming Agreement. Due to the termination of the Farming and Growers Distribution Agreements, as discussed below, as of June 30, 2016, this amount has been fully amortized.

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

On or about May 7, 2016, the Company determined that Folium Biosciences was in default of the Farming Agreement, principally because they abandoned their obligation to provide farming activities under the First Amended and Restated Farming Agreement. On May 13, 2016, EWSD notified Folium Biosciences of its defaults under the First Amended and Restated Farming Agreement and EWSD’s election to terminate the First Amended and Restated Farming Agreement.

By its terms, the First Amended and Restated Farming Agreement may be terminated at any time by either party, if the other party was in material breach of any obligation under the First Amended and Restated Farming Agreement, which breach continued uncured for 30 days following written notice thereof.

On June 1, 2016, a complaint was filed by Whole Hemp on this matter, naming Notis Global, Inc. and EWSD I, LLC, as defendants. See Whole Hemp Complaint, below.

Growers’ Distributor Agreement

On December 18, 2015, the Company also entered into a Growers’ Agent Agreement with Folium Biosciences, which was amended on March 11, 2016, to change the name of the agreement to Growers’ Distributor Agreement, (“Distributor Agreement”) as well clarify some terms. Pursuant to the Distributor Agreement, the Company would provide marketing, sales, and related services on behalf of Folium Biosciences in connection with the sale of its Cannabidiol oil product ("CBD oil"), from which the Company would receive a percentage of gross revenues (other than the sale of such product generated from the EWSD 10 Acres and the Folium Biosciences 40 acre plot subject to the Farming Agreement). The Growers’ Agent Agreement was effective until September 30, 2025. The Company would sell the product on behalf of Folium Biosciences on a commission basis. The Company may not act as agent of any other grower, distributor or manufacturer of the same product unless such other party agrees.

On March 11, 2016, the Company and EWSD entered into a First Amended and Restated Grower’s Distributor Agreement with Whole Hemp, amending and restating in certain respects the Grower’s Agent Agreement, including by substituting EWSD as a party in-place of the Company.

Because the Company believes Folium Biosciences is in default, principally because they abandoned their obligation to provide farming activities under the First Amended and Restated Farming Agreement since May 7, 2016, EWSD notified Whole Hemp on May 13, 2016 of its election to terminate the Restated Grower’s Distributor Agreement.

By its terms, the Restated Grower’s Distributor Agreement could be terminated at any time by either party, if the other party was in material breach of any obligation under the Restated Grower’s Distributor Agreement, which breach continued uncured for 30 days following written notice thereof.

As the Company continued to navigate the nascent world of hemp and CBD growing, cultivation, production and sales, it became clear that controlling all aspects of the business is the best strategy to ensure that the Company’s goals are met. Again, the Company is taking action now to protect the investment all the stakeholders have made in Notis Global.

Whole Hemp complaint

A complaint was filed by Whole Hemp Company, LLC d/b/a Folium Biosciences (“Whole Hemp”) on June 1, 2016, naming Notis Global, Inc. and EWSD I, LLC (collectively, “Notis”), as defendants in Pueblo County, CO district court.  The complaint alleges five causes of action against Notis:  misappropriation of trade secrets, civil theft, intentional interference with prospective business advantage, civil conspiracy, and breach of contract.  All claims concern contracts between Whole Hemp and Notis for the Farming Agreement and the Distributor Agreement.

The court entered an ex parte temporary restraining order on June 2, 2016, and a modified temporary restraining order on July 14, 2016, enjoining Notis from disclosing, using, copying, conveying, transferring, or transmitting Whole Hemp’s trade secrets, including Whole Hemp’s plants.  On June 13, 2016, the court ordered that all claims be submitted to arbitration, except for the disposition of the temporary restraining order.

On August 12, 2016, the court ordered that all of Whole Hemp’s plants in Notis’ possession be destroyed, which occurred by August 24, 2016, at which time the temporary restraining order was dissolved and the parties will soon file a motion to dismiss the district court action.

In light of the Whole Hemp plants all being destroyed per the court order, the Company has immediately expensed all Capitalized agricultural costs as of June 30, 2016, as all costs as of that date related to Whole Hemp plants.

Notis commenced arbitration in Denver, CO on August 2, 2016, seeking injunctive relief and alleging breaches of the contracts between the parties.  Whole Hemp filed is Answer and counterclaims on September 6, 2016, asserting similar allegations that were asserted to the court.

On September 30, 2016, the arbitrator held an initial status conference and agreed to allow EWSD and Notis to file a motion to dismiss some or all of Whole Hemp’s claims by no later than October 28, 2016. The parties were also ordered to make initial disclosures of relevant documents and persons with knowledge of relevant information by October 21, 2016.

NOTE 4 – INVENTORY

Inventory is stated at the lower of cost or market value. Cost is determined on a standard cost basis that approximates the first-in, first-out (FIFO) method.

Inventory at June 30, 2016 and December 31, 2015 consists of the following:

	June 30, 2016	December 31, 2015
Vaporizers and accessories	$—	$81,934
CBD Oil	32,300	35,889
Light Bulbs for cultivation centers	—	33,000

Total inventory, net	$32,300	$150,823

The Company did not write down any slow moving or obsolete inventory during the six months ended June 30, 2016 and 2015.

NOTE 5 – DISPENSARIES

Portland

The Company held a license to operate a dispensary in Portland, Oregon, and a master lease on the property in which the dispensary is located. In April 2015, the Company entered into an Operating Agreement (“Original Agreement”) with an unrelated party (the “Operator”) in which the Operator was to manage and operate the Dispensary. The Original Agreement also included an annual Licensor Fee of 5% of the annual Gross Revenues, which would have begun after the additional fees related to the startup of the new venture had been paid in full.

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

On June 30, 2016, the Company entered into an Assignment Agreement whereby they sold and assigned all of its rights in the Operating Agreement, including but not limited to the assets and liabilities the Company held in relation to the Portland Dispensary, including the license to operate a dispensary in Portland, Oregon. The assets consisted mainly of tenant improvements and other capitalized costs incurred in connection with the Portland dispensary, categorized as Deferred Costs on the Company's Balance Sheet, at a carrying value of approximately $270,000. The gross consideration paid for the assets and liabilities as stated in the agreement was $150,000, with approximately $58,000 of this amount paid to the State of Oregon for outstanding sales taxes, resulting in net proceeds of approximately $92,000, providing for a net loss of $178,000 on sale of assets.

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

In February 2016, the Company sold 70% of its ownership interest in San Diego Sunrise for approximately $299,000. As of June 30, 2016, the Company owned 50% of Sunrise and 30% of San Diego Sunrise. These investments are accounted for under the equity method, with the Company’s proportionate share of the income or losses of the investments reflected in the Company’s financial statements. There has been no activity, aside from the sale of the Company’s ownership interests, in these investees as of, and for the three months ended, June 30, 2016.

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

On December 9, 2015, the Company provided a $60,000 loan to Sunrise Delivery for working capital, with interest at prime and payable in one year and added an additional advance of $10,000 in the first quarter of 2016. In connection with the sale of their interests in the San Diego dispensary, the Company wrote off the loans totaling $70,000 as uncollectible at the end of the first quarter of 2016.

Washington

In the course of seeking licenses for new locations, the Company has to enter into real estate purchase agreements in order to secure the sites to be developed for clients’ dispensaries and cultivation centers. During the second quarter of 2014, one of the Company’s subsidiaries entered into a real estate purchase agreement for a property in the State of Washington. The purchase transaction was closed during the third quarter of 2014 for a total purchase price of $399,594, partially financed by a promissory note for $249,000. The note was due January 30, 2015 and bore interest at twelve percent (12%). The Company did not repay the note on its maturity date, and therefore began incurring interest at the default interest rate of eighteen percent (18%) per annum. On September 30, 2015, the Company, through its subsidiary MJ Property Investments, and the seller of the property entered into an amendment to the Note Payable, whereby the maturity date was extended to April 1, 2017, and the interest rate returned to twelve percent (12%) per annum (see Note 8). The Company did not make their May or June interest payments, and on July 26, 2016 they were notified they were in default on the note, which resulted in the Company incurring interest at the default interest rate of 18%, beginning in May 2016. The Company is in discussions regarding settlement of this note.

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

On December 31, 2015, the Company also performed the first step of the Goodwill impairment test, and, based on the same conclusions as above, determined there were indications of impairment of the Goodwill and they had to perform the second step of the impairment test, which compares the carrying value of the Goodwill to the implied Goodwill. The Company re-evaluated the fair value of all the associated assets of VII at December 31, 2015 and determined that there was no implied Goodwill. As there is no implied Goodwill, the impairment loss recognized was the entire carrying value of Goodwill, approximately $1,260,000.

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

On March 28, 2016, the Company sold the assets of the subsidiary for $70,000, which was payable $35,000 at the closing and with a 6% Note Payable, due September 30, 2016. The Company recognized approximately $6,000 as a gain on sale of the assets of their subsidiary for the six months ended June 30, 2016.

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

For the six months ended June 30, 2016, the Company estimated the fair value of the conversion feature derivatives embedded in the convertible debentures based on an internally calculated adjustment to the MCS valuation determined at December 31, 2015. This adjustment took into consideration the changes in the assumptions, such as market value and expected volatility of the Company’s common stock, and the discount rate used in the December 31, 2015 valuation as compared to June 30, 2016. The valuation also took into consideration the term in the debentures which limits the amounts converted to not result in the investor owning more than 4.99% of the outstanding common stock of the Company, after giving effect to the converted shares. The Company believes this methodology results in a reasonable fair value of the embedded derivatives for the interim period.

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

October 2015 Debentures

On October 14, 2015, the Company issued seven debentures in the aggregate of $2,000,000 to a service provider (the “October 2015 Investor”) as consideration for services previously rendered to the Company on the same terms as the August 14 Debentures and August 14 Purchase Agreement (the “October 2015 Debentures” and “October 2015 Purchase Agreement”, respectively) except that the October 2015 Purchase Agreement does not provide for registration rights to the October 2015 Investor with regard to the shares underlying the October 2015 Debentures. The service provider has agreed with the Company not to convert the October 2015 Debentures for any amount in excess of fees payable for services previously rendered to the Company at the time of conversion. To the extent that the sale of shares underlying the October 2015 Debentures do not satisfy outstanding amounts payable to the service provider, such amounts will remain payable to the service provider by the Company. In the three months ending June 30, 2016, funding closed on $425,000 of the October 2015 debentures.

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

At June 30, 2016, the Company had not paid the total principal due of $225,700 on convertible debenture which was due on July 10, 2016. The Company was in default and obtained a waiver from the lender on August 3, 2016 waiving all rights relating to the nonpayment and extending the maturity date of the convertible debenture to October 31, 2016. In the same waiver agreement, the terms of thirteen additional convertible debentures with maturity dates in July and August of 2016 totaling approximately $1,260,000 were also extended to a maturity date of October 31, 2016. (Note 12)

February 10, 2016 Financing

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

March 15 2016 Financing

The Company entered into a Note Purchase Agreement, effective as of March 14, 2016 (the “Effective Date”), with an Investor (the “March 15 Investor”) pursuant to which the March 15 Investor purchased and the Company issued and sold a promissory note in the original principal amount of $140,000 (the “First Promissory Note”), which matures on September 14, 2016.. Upon satisfaction of certain conditions set forth in the Note Purchase Agreement, the Company will issue and sell a second promissory note in the original principal amount of $137,500 (the “Second Promissory Note”). Each Promissory Note matures six (6) months after the date of its issuance. The First Promissory Note carries an original issue discount of $12,500 (the “First Promissory Note OID”). In addition, Company agreed to pay $5,000 towards the March 15 Investor’s legal fees incurred in connection with the purchase and sale of the First Promissory Note and the Second Promissory Note, $2,500 of which was paid to the March 15 Investor prior to the Effective Date and $2,500 of which amount (the “Carried Transaction Expense Amount”) is included in the initial principal balance of the First Promissory Note. The purchase price of the First Promissory Note was $125,000, computed as follows: $140,000 initial principal balance, less the First Promissory Note OID, less the Carried Transaction Expense Amount. The Second Promissory Note, if issued, also carries an original issue discount of $12,500 (the “Second Promissory Note OID”). The purchase price of the Second Promissory Note shall be $125,000, computed as follows: $137,500 initial principal balance, less the Second Promissory Note OID (the “Second Promissory Note Purchase Price”).

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

The Company is currently in default on the March 15 note (Note 12).

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

May 2016 Financings

The Company received an additional $100,000 through the issuance of two convertible debentures of $50,000 each, on May 13, 2016 and May 20, 2016. The Notes bears interest at the rate of 10% per year and mature on July 13, 2016 and July 20, 2016, respectively. The Notes are convertible at any time, in whole or in part, at the option of the holders into shares of the common stock of the Company at a conversion price that is the lower of (a) $0.75, or (b) a 40% discount to the lowest traded price of the common stock of the Company during the 20 trading days prior to the conversion date. The remaining terms of the debentures are the same as all other convertible debentures, and have also been determined to require derivative accounting. The Company may prepay the Note in cash, prompting a 30% premium.

June 22, 2016 Financing

Entry into Securities Purchase Agreement and Equity Purchase Agreement

On June 22, 2016, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with an accredited investor (the “Investor”) pursuant to which the Company agreed to sell, and the Investors agreed to purchase, convertible debentures (the “Convertible Bridge Debentures”) in the aggregate principal amount of $240,000, in two tranches. The initial closing in the aggregate principal amount of $120,000 occurred on June 22, 2016, and the second closing in the aggregate principal amount of $120,000 was scheduled to occur on July 8, 2016 . As of the date these consolidated financial statements were issued, the second closing has not occurred.

The Convertible Commitment Debenture and the Convertible Bridge Debenture accrue interest at a rate of 10% per annum. Each of the debentures are convertible at any time, in whole or in part, at the option of the holders into shares of the Company’s common stock at a conversion price that is the lower of (a) $0.75, or (b) a 40% discount to the lowest traded price of the Company’s common stock during the 30 trading days prior to the conversion date.

The Company and the Investor also entered into an Equity Purchase Agreement (the “Equity Purchase Agreement”, "EQP"), pursuant to which, following the filing and declaration of effectiveness of a registration statement by the Company (the “Registration Statement”) and the availability of authorized stock, the Company may “put” its shares of common stock to the Investor at a 20% discount to lowest traded price over the prior 10 trading days for up to the higher of $50,000 or 300% of the average daily trading volume over the previous 10 trading days, for up to an aggregate of $5,000,000 in aggregates “puts”.

In connection with the Equity Purchase Agreement, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with the Investors, pursuant to which the Company agreed to file the Registration Statement for the resale of shares of common stock put to the Investor under the Equity Purchase Agreement, within 30 days of the closing date of the Equity Purchase Agreement, and to have such registration statements become effective within 60 days of the closing date of the Purchase Agreement.

The Investor shall have a right of first refusal to participate in future equity financings of the Company on the same terms as any new investors for a period of twelve months from the closing of the last Convertible Bridge Debenture. The Company also shall not enter into other variable rate transactions other than with pre-existing investors, so long as the Investors hold more than $2,000,000 in debentures of the Company, including pre-existing debentures. The Company also may not enter into any equity line of credit with any other investor during the term of the Equity Purchase Agreement, which expires on December 22, 2017.

No amounts have been funded under the Equity Purchase Agreement to date. The Company and the Investor have entered into a verbal agreement to terminate the EQP, and the parties are working on finalized a formal termination agreement.

To induce the Investor to purchase the Equity Purchase Agreement (described below), the Company issued an additional $100,000 convertible debenture, on the same terms of the Convertible Bridge Debentures to the Investor (the “Convertible Commitment Debenture”). The Company will not receive any cash for the Convertible Commitment Debentures.

The Company entered into a Convertible Debenture with the above Investor for an additional $10,000 on June 14, 2016. The convertible debenture is due on June 14, 2017 and accrues interest at a rate of 10% per annum. The debenture is convertible at any time, in whole or in part, at the option of the holder into shares of the Company’s common stock at a conversion price that is the lower of (a) $0.75, or (b) a 40% discount to the lowest traded price of the Company’s common stock during the 30 trading days prior to the conversion date.

June 30, 2016 Financing

On June 30, 2016, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with an accredited investor (the “Investor”) pursuant to which two wholly-owned subsidiaries of the Company, EWSD I, LLC (“EWSD I”) and Pueblo Agriculture Supply and Equipment, LLC (“Pueblo”, and together with EWSD I, the ‘Subsidiaries”) agreed to jointly sell, and the Investors agreed to purchase, convertible debentures (the “Convertible Debentures”) in the aggregate principal amount of $1,500,000, in six tranches over the following 90-day period. The Company guaranteed the issuance of the Convertible Debentures and, upon notice from the Investor, the Convertible Debentures are convertible in to the Common Stock of the Company. The initial closing in the aggregate principal amount of $125,000 occurred on June 30, 2016, with additional closings subsequent to June 30, 2016, of approximately $1,266,000, net, received through the issuance of these condensed consolidated financial statements. The Company agreed to pay an aggregate of the Investor’s legal fees of $40,000 ($10,000 per tranche) in connection with the closing of each of tranches three through six. The June 30, 2016 financing was subsequently assigned to a new investor (Note 12).

The Company and the Subsidiaries also entered into a Security Agreement (the “Security Agreement”) and Parent Guarantee (the “Guarantee”), securing a lien for the Investor on EWSD I’s assets on a secondary basis to the primary lien holder and securing a lien for the Investor on Pueblo’s assets on a primary basis and with the Company guaranteeing all obligations of EWSD I and Pueblo to the Investor. Pursuant to the Security Agreement, the Company agreed to, within 14 calendar days, negotiate and enter into an Intercreditor Agreement among the other secured creditors of the Company and EWSD I. The Company subsequently entered into a Subordination Agreement, which replaced the Intercreditor Agreement, on August 23, 2016.

The Convertible Debentures accrue interest at a rate of 10% per annum. Each of the debentures are convertible at any time into shares of common stock of the Company, in whole or in part, at the option of the holders into shares of the Company’s common stock at a conversion price that is the lower of (a) $0.75, or (b) a 40% discount to the lowest traded price of the Company’s common stock during the 30 trading days prior to the conversion date.

The Investor shall have a right of first refusal to participate in future equity financings of the Company on the same terms as any new investors for a period of twelve months from the closing of the last Convertible Debenture. The Company and the Subsidiaries also shall not enter into other variable rate transactions other than with pre-existing investors, so long as the Investors hold more than $2,000,000 in debentures of the Company, including pre-existing debentures.

The conversion feature of the Debentures meets the definition of a derivative and due to the reset provision to occur upon subsequent sales of securities at a price lower than the fixed conversion price, requires bifurcation and is accounted for as a derivative liability.

The derivatives related to the above convertible debentures were initially recognized at their estimated fair values as described previously, which amounted to approximately $4,932,000 in the six months ended June 30, 2016 and $1,885,000 for the same period of 2015. The resulting debt discount is amortized as over the life of the convertible debenture, or until conversion if earlier, which resulted in amortization expense of $2,086,000 and $6,050,000, for the three months ended June 30, 2016 and 2015, respectively. Additionally, the current year closings to convertible debentures resulted in the calculated fair value of the debt being greater than the face amounts of the debt by approximately $2,627,000, with this excess amount being immediately expensed as financing costs. Financing costs for the six months ended June 30, 2015, were approximately $3,061,000. The fair value of the embedded derivative consisting of all related convertible debentures is measured and recognized at fair value each subsequent reporting period and the changes in fair value for all derivatives for six months ended June 30, 2016 and 2015, resulted in a gain of approximately $9,320,000 and $3,053,000, respectively, which are recognized in the condensed consolidated Statement of Comprehensive Income (Loss) as Change in fair value of derivative liability.

Related Party Financing

One of the directors on the Company’s Board entered into three separate subordinated convertible promissory notes convertible at $0.01 with the Company on March 4, 2016, March 10, 2016 and March 15, 2016, respectively, each in the principal amount of $25,000, for a total of $75,000. Also on March 15, 2016, another of the Company’s directors entered into a subordinated convertible promissory note convertible at $0.01 with the Company in the principal amount of $25,000, and two other of the Company’s directors each entered into a subordinated convertible promissory note convertible at $0.01 with the Company in the principal amount of $2,500. All of the foregoing convertible promissory notes have three year terms and an interest rate of 8% per annum. The debentures were evaluated to determine if the conversion feature fell within the guidance for derivative accounting, and as the debentures are convertible at a fixed conversion price, and do not include a the reset provision to occur upon subsequent sales of securities at a price lower than the fixed conversion price, the Company concluded the conversion feature did not qualify as a derivative.

In connection with their funding of the Notes (collectively the “Notes”), the directors each receive a warrant, exercisable for a period of three (3) years from the date of Notes, to purchase an amount of Company Common Stock equal to 50% of the principal sum under each of the director notes, at an exercise price equal to 200% of the applicable Conversion Price. The exercise price of the warrants is $0.02. The warrants were determined to have a fair value of $42,000, calculated with the Black Sholes Merton model, with the following key valuation assumptions: estimated term of three years, annual risk-free rate of .93%, and annualized expected volatility of 172%.

Conversions

During the six months ended June 30, 2016 and 2015, respectively, approximately $1,904,000 and $4,000,000 of principal and approximately $14,000 and $27,000, of accrued interest were converted into approximately 2,648,938,000 and 12,383,229 of the Company’s common shares at an average price of $0.0007 and $0.74, based on 51% of the calculated VWAP. Upon conversion, the derivative fair value for the amounts converted were re-measured through the date of conversion, with the conversion date fair value reclassified to equity, amounting to approximately $3,200,000 and $1,160,000 in the six months ended June 30, 2016 and 2015, respectively. As a result of the conversions, the resulting decrease of fair value of approximately $1,885,000 of the related debt discount was recognized on the Condensed Consolidated Statement of Comprehensive Income (Loss).

Warrants

The warrants issued under all debentures, and other agreements, are summarized below:

Date issued	Number of warrants	Exercise price	December 18, 2015 re-price	Fair Value at issuance
July 2014 Modified Debentures
January 30, 2015	40,552	4.93	.06	$159,601
February 26, 2015	45,537	2.20	.06	79,904
March 13, 2015	21,151	2.36	.06	39,965
March 16, 2015	10,575	2.36	.06	19,981
March 20, 2015	41,946	1.79	.06	59,942
March 27, 2015	75,758	1.98	.06	119,888
April 2, 2015	60,386	1.66	.06	74,025
April 2, 2015	30,193	1.66	.06	37,012
April 10, 2015	107,914	1.39	.06	112,460
April 17, 2015	41,667	1.20	.06	37,680
April 24, 2015	127,119	1.18	.06	112,635
April 24, 2015	21,186	1.18	.06	18,772
May 1, 2015	156,250	.96	.06	113,133
May 7, 2015	134,615	.78	.06	79,234
May 8, 2015	42,000	.75	.06	23,768
May 15, 2015	200,000	.75	.06	113,365
May 22, 2015	250,000	.60	.06	113,366
May 29, 2015	258,621	.58	.06	112,537
June 5, 2015	288,462	.52	.06	120,738
June 12, 2015	930,233	.43	.06	303,246
June 19, 2015	3,448,276	.29	.06	751,159
September 2014 Modified Debentures
January 28, 2015	18,038	5.54	.06	80,156
February 13, 2015	57,870	1.73	.06	96,689
April 2, 2015	181,159	1.66	.06	222,109
April 24, 2015	90,579	1.10	.06	80,548
May 15, 2015	200,000	.75	.06	113,365

Date issued	Number of warrants	Exercise price	December 18, 2015 re-price	Fair Value at issuance
June 12, 2015	1,744,186	.43	.06	570,248

August 2015 Debentures
August 24, 2015	6,666,667	.06		321,757
September 18, 2015	588,235	.17		82,804
October 28, 2015	4,166,667	.12		363,306
November 16, 2015	1,785,714	.07		92,798
November 23, 2015	2,083,333	.06		68,988
November 30,2015	2,500,000	.05		81,988
December 7, 2015	6,250,000	.02		163,382
December 17, 2015	10,000,000	.02		76,376

Directors
January 5, 2015	129,305	.40		39,901
January 30, 2015	129,917	.40		39,916
February 2, 2015	237,778	.22		16,619
March 4, 2016	1,250,000	.02		10,000
March 10, 2016	1,250,000	.02		10,000
March 15, 2016	1,250,000	.02		10,000
March 15, 2016	1,250,000	.02		10,000
March 15, 2016	125,000	.02		1,000
March 15, 2016	125,000	.02		1,000
April 20, 2016	1,041,663	.02		4,000

June 8, 2016	5,000,000	.01		4,425
June 8, 2016	2,691,250	.01		2,381
June 8, 2016	1,500,000	.01		1,327
June 8, 2016	3,343,750	.01		2,959

Other Agreements
December 18, 2015	4,000,000	.50		76,000
April 13, 2016	500,000	.03		3,869
May 5, 2016	590,625	.01		3,477
June 8, 2016	2,678,571	.01		2,265

Total	69,757,748			$5,256,064

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

During the three and six months ended June 30, 2016 and 2015, there were no warrants exercised.

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

The Company reevaluated the warrants as of June 30, 2016 and determined that they did not have a sufficient number of authorized and unissued shares to settle all existing commitments, and the fair value of the warrants for which there was insufficient authorized shares, were reclassified out of equity to a liability. Under the sequencing policy, of the approximately 67,466,000 warrants outstanding at June 30, 2016, it was determined there was not sufficient authorized shares for approximately 53,970,000 of the outstanding warrants. The fair value of these warrants was re-measured on June 30, 2016 using the Black Scholes Merton Model, with key valuation assumptions used that consist of the price of the Company’s stock on June 30, 2016, a risk free interest rate based on the average yield of a 2 or 3 year Treasury note and expected volatility of the Company’s common stock, resulting in the fair value for the Warrant liability of approximately $6,000. The resulting change in fair value of approximately $441,000 and $931,000 was recognized as a gain in the Condensed consolidated statement of comprehensive income(loss).

NOTE 8 – NOTES PAYABLE

Notes payable consists of:

	June 30, 2016	December 31, 2015
Southwest Farms (Note 3)	$3,617,548	$3,645,163
East West Secured Development (Note 3)	515,633	675,093
Washington Property (Note 6)	199,000	208,605
Investment funds (Note 8)	1,257,500	—

Financial Freedom, LLC	62,500	—
	5,652,181	4,528,861
Less discounts	(323,924)	—
Plus premium	10,000	16,667

	5,338,257	4,545,528
Less current maturities	1,294,051	256,897

	$4,044,206	$4,288,631

Maturities on Notes Payable are as follows:

Years ending:
December 31, 2016	$1,045,988
December 31, 2017	287,643
December 31, 2018	4,004,626
$5,338,257

The Company entered into a Securities Purchase Agreement dated May 20, 2016 (the “SPA”) with an investor (the “Investor”) pursuant to which it issued to the Investor a Convertible Promissory Note (the “Note”) in the principal amount of $1,242,500 that matures on July 20, 2017 and earns interest at the rate of 10% per annum. The Note carries an original issuance discount of $112,500 and the Company agreed to pay $5,000 in legal fees for the Investor. In exchange for the Note, the Investor (1) paid to the Company $125,000 less $6,250 in broker fees paid by the Company, and (2) issued to the Company eight (8) secured promissory notes in the principal amount of $125,000 each (each, a “Investor Note” and collectively the “Investor Notes”). This amount is included with Investment funds in schedule above.

The Company must begin repaying principal and interest on funded portions of the Note beginning 180 days after the date of the Note, and each month thereafter for a total period of 10 months, in fixed amounts of $124,250 per month. The Company has a right to prepay the total outstanding balance of the Note at any time (so long as it is not in default under the Note) in cash equal to 125% of the outstanding balance of the Note. Furthermore, for a period of sixty days from the date of entry into the Note, a third party has the right to prepay the outstanding balance of the Note in cash equal to 130% of the outstanding balance of the Note.

The notes become convertible into commons shares of the Company's stock upon an Event of Default, as set forth in the terms of the SPA. The conversion price shall be 50% of the lowest closing bid price during the twenty trading days immediately preceding the conversion. This conversion feature was considered to be a contingent conversion feature, and therefore the conversion feature would not be bifurcated and accounted for as a derivative, until such time as and if the Company is in an event of default.

In connection with any Event of Default by the Company, the Investor may accelerate the Note with the outstanding balance becoming immediately due and payable in cash at 125% of the outstanding balance. Furthermore, the Investor may elect to increase the outstanding balance by applying a 125% “default effect” (up to two applications for two defaults) without accelerating the outstanding balance, in which event the outstanding balance shall be increased as of the date of the occurrence of the applicable event of default. Furthermore, following the occurrence of an event of default interest shall accrue on the outstanding balance beginning on the date the applicable event of default occurring at an interest rate equal to the lesser of 22% per annum or the maximum rate permitted under applicable law.

In connection with entry into the SPA, the Company agreed to reserve 300% of the shares into which the Note can be converted for the Investor.

The Investor may, with the Company’s consent, prepay, without penalty, all or any portion of the outstanding balance of the Investor Notes at any time prior to the Investor Note Maturity Date. Notwithstanding the foregoing, beginning on the date that is 90 days from the date of the issuance of the Note, and then on the 6-month anniversary of the date of entry into the Note and monthly thereafter for a total of eight payments, the Investor shall be obligated to prepay one of the eight Investor Notes at each such occurrence, if at the time of such occurrence: (a) no event of default under the Note has occurred; (b) the average daily dollar volume of the Common Stock on its principal market for the twenty (20) trading days is greater than $55,000.00; (c) the market capitalization of the Common Stock on the date of the occurrence is greater than $3,000,000.00; and (d) the share reserve described below remains in place at the required thresholds.

The Company also made extensive representations and warranties relating to the transaction.

To date, no amounts have been received by the Company against the eight Investor Notes.

On April 6, 2016, the Company entered into a Promissory note for $85,000, which was issued with a $2,500 premium, and bears interest at 0.0%. The proceeds were to be used by the Farm, to pay for water usage. Additionally, the Company issued 600,000 of the Company's restricted common stock to the holder. The shares were valued at the market value of the common shares of the Company on the date of the issuance of the note. The payment terms called for $40,000 to be paid on or before April 21, 2016, $20,000 to be paid on or before May 6, 2016, and the final $27,500 to also be paid on or before May 6, 2016. The Note also allowed for the extension of the maturity date by 30 days, at the Company's request, in exchange for an additional $2,500 payment. The note and the $2,500 extension payment were paid during July, 2016.

Notes payable, related parties, consists of:

	June 30, 2016	December 31, 2015
Directors Notes	$289,866		$—

Less discounts	(12,000)

	277,866

Less current maturities	(277,866)

	$—	$

Maturities on Notes payable, related parties, are as follows:

Years ending:
December 31, 2016	$39,166
December 31, 2017	250,700
$289,866

On June 8, 2016, the Company issued Promissory Notes (the "Directors Notes"), in the amount of $250,700, to all the directors in exchange for various amounts outstanding for fees and reimbursements incurred during December 2015 and April 2016. The Notes have a term of six months and bear interest at 8% until the note is paid in full. The Directors Notes were each issued with a warrant for fifty percent of the face amount of the note, with an exercise price of $0.01 and exercisable for three years. The Company estimated the fair value of the warrants based on a Black Scholes valuation model. The warrants were determined to have a fair value of $12,000, calculated with the Black Sholes Merton model, with the following key valuation assumptions: estimated term of three years, annual risk-free rate of .93%, and annualized expected volatility of 172%. The $12,000 fair value was recognized as a debt discount and is being amortized over the six month term of the Directors Notes.

NOTE 9 – SHARE BASED AWARDS, RESTRICTED STOCK AND RESTRICTED STOCK UNITS (“RSUs”)

The Board resolved that, beginning with the fourth calendar quarter of 2015, the Company shall pay each member of the Company’s Board of Directors, who is not also an employee of the Company, for each calendar quarter during which such member continues to serve on the Board compensation in the amount of $15,000 in cash and 325,000 shares of Company common stock. The 975,000 shares issued to all the directors for the three months ended March 31, 2016 were valued at the market price of the Company’s common stock on March 31, 2016, for total compensation expense of $9,750. On March 31, 2016, the Board awarded the Chairman a cash bonus of approximately $89,000 and, 2,230,000 shares of Company common stock for his service in the three months ended March 31, 2016,

The Board authorized grants of approximately 2,761,000 shares of the Company common stock during the second quarter of 2016, which were valued at the market price of the Company's common stock on date of grant, for total compensation expense of approximately $13,000. On June 8, 2016, the Board also awarded the Chairman a cash bonus of approximately $89,200 and 6,027,000 shares of Company common stock, valued at approximately $8,000.

The Board also voted on June 8, 2016, to increase the shares available for grant under the 2014 Equity Incentive Plan to 125,000,000. The Company intends to file a Form S-8 regarding the increased shares available for grant now that the increase in authorized shares has been approved.

A summary of the activity related to RSUs for the three months ended June 30, 2016 and 2015 is presented below:

Restricted stock units (RSU’s)	Total shares	Grant date fair value
RSU’s non-vested at January 1, 2016	152,823	$0.51 - $1.88
RSU’s granted	14,285,714	$0.007
RSU’s vested	(125,431)	$0.51- $1.88
RSU’s forfeited	—	$—

RSU’s non-vested June 30, 2016	14,313,106	$0.51 - $1.88

Restricted stock units (RSU’s)	Total shares	Grant date fair value
RSU’s non-vested at January 1, 2015	199,584	$10.70
RSU’s granted	177,633	$1.88 - $6.70
RSU’s vested	(135,135)	$1.88 - $6.70
RSU’s forfeited	—	$—

RSU’s non-vested June 30, 2015	242,082	$1.88 - $11.00

A summary of the expense related to restricted stock, RSUs and stock option awards for the three and six months ended June 30, 2016 is presented below:

	Three months ended June 30, 2016	Six months ended June 30, 2016
Restricted Stock	$—	$390,000
RSU’s	38,144	192,192
Stock options	—	—
Common stock	30,281	62,331

Total	$68,425	$644,523

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

In the second quarter of 2016, the Company issued promissory notes to all of the directors, in exchange for past unpaid cash bonuses, board compensation and expenses. See Note 8 for a description of these notes

NOTE 11 – COMMITMENTS AND CONTINGENCIES

The Company previously leased property for its day to day operations and facilities for possible retail dispensary locations and cultivation locations as part of the process of applying for retail dispensary and cultivation licenses.

Entry into Agreement to Acquire Real Property

On June 17, 2016, EWSD I, LLC, a wholly owned subsidiary of the Company, entered into a Contract to Buy and Sell Real Estate (the “Acquisition Agreement”) with Tammy J. Sciumbato and Donnie J. Sciumbato (collectively, the “Sellers”) to purchase certain real property comprised of 116-acres of agricultural land, a barn and a farmhouse in Pueblo, Colorado (the “Property”). The closing of the Acquisition Agreement is scheduled to occur on or about September 22, 2016 (the “Closing”), with possession of the land and barn occurring twelve (12) days after the Closing and possession of the farm house occurring on or before January 1, 2017. The Sellers will were to rent back the farm house from the Company until January 1, 2017. The purchase price to acquire the Property is $650,000, including $10,000 paid by the Company as a deposit into the escrow for the Property. The $10,000 is recognized as Deposits in Escrow on the accompanying Condensed Consolidated Balance Sheet.

Office Leases

On August 1, 2011, the Company entered into a lease agreement for office space located in West Hollywood, California through June 30, 2017 at a current monthly rate of $14,828 per month. The Company moved to new offices in Los Angeles, CA in April 2015. The sublease on the new office has a term of 18 months with monthly rent of $7,486.

The landlord for the West Hollywood space has filed a suit against the Company and independent guarantors on the West Hollywood lease. The Company has expensed all lease payments due under the West Hollywood lease. The Company’s liability for the West Hollywood lease will be adjusted, if required, upon settlement of the suit with the landlord. On September 8, 2016, the court approved the landlord's application for writ of attachment in the State of California in the amount of $374,402 against Prescription Vending Machines, Inc. (“PVM”). A trial date has been set for May 2017 (Note 12).

Total rent expense under operating leases for the three months ended June 30, 2016 and 2015 was $23,000 and $66,000, respectively. Rent expense for the six months ended June 30, 2016 and 2015 was approximately $376,000 and $110,000, respectively.

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

The following table is a summary of our material contractual lease commitments as of June 30, 2016:

Year Ending	Office Rent	Retail/Cultivation Facility Lease
2016	$22,458	$44,400
2017	—	88,800
2018	—	88,800
2019	—	29,600

Total	$22,458	$251,600

Consulting Agreements

On December 7, 2015, the Company entered into a consulting agreement for marketing and PR services, for a term of six months, which was subsequently extended through August 30, 2016. Compensation under this agreement through May 30, 2016 was $25,000 per month, with twenty percent, or $5,000, of this amount to be paid in shares of the Company's common stock. Per the terms of the agreement, the number of shares issued is determined at the end of each quarter. Upon extension, the terms were adjusted to $15,000 per month for services, with $5,000 to be paid in shares of the Company's common stock.

On March 1, 2016, the Company entered into a consulting agreement for corporate financial advisory services, for a term of twelve months, which is cancellable anytime with thirty days written notice after the first ninety days. Compensation under this agreement consists of a retainer of $3,500 per month, plus 1,500,000 shares of common stock issuable in 375,000 share tranches on a quarterly basis.

Litigation

On May 22, 2013, Medbox (now known as Notis Global, Inc.) initiated litigation in the United States District Court in the District of Arizona against three shareholders of MedVend Holdings LLC (“Medvend”) in connection with a contemplated transaction that Medbox entered into for the purchase of an approximate 50% ownership stake in Medvend for $4.1 million. The lawsuit alleges fraud and related claims arising out of the contemplated transaction during the quarter ended June 30, 2013. The litigation is pending and Medbox has sought cancellation due to a fraudulent sale of the stock because the selling shareholders lacked the power or authority to sell their ownership stake in MedVend, and their actions were a breach of representations made by them in the agreement. On November 19, 2013 the litigation was transferred to United States District Court for the Eastern District of Michigan. MedVend recently joined the suit pursuant to a consolidation order executed by a new judge assigned to the matter. In the litigation, the selling shareholder defendants and Medvend seek to have the transaction performed, or alternatively be awarded damages for the alleged breach of the agreement by Medbox. Medvend and the shareholder defendants seek $4.55 million in damages, plus costs and attorneys’ fees. Medbox has denied liability with respect to all such claims. On June 5, 2014, the Company entered into a purchase and sale agreement (the “Medvend PSA”) with PVM International, Inc. (“PVMI”) concerning this matter. Pursuant to the Medvend PSA, the Company sold to PVMI the Company’s rights and claims attributable to or controlled by the Company against those three certain stockholders of Medvend, known as Kaplan, Tartaglia and Kovan (the “Medvend Rights and Claims”), in exchange for the return by PVMI to the Company of 30,000 shares of the Company’s common stock. PVMI is owned by Vincent Mehdizadeh, formerly the Company’s largest stockholder. On December 17, 2015, the Company entered into a revocation of the Medvend PSA, which provided that from that date forward, Medbox would take over the litigation and be responsible for the costs and attorneys’ fees associated with the Medvend Litigation from December 17, 2015 forward. All costs and attorneys’ fees through December 16, 2015 will be borne by PVMI. After the filing of a motion for substitution of Medbox n/k/a Notis Global, Inc. for PVMI, Defendants’ agreed, via a stipulated order, to permit the substitution. The Court entered the order substituting Notis Global, Inc. for PVMI on February 17, 2016. A new litigation schedule was recently issued which resulted in an adjournment of the trial. A new trial date will be set by the court following its ruling on a motion for summary judgment filed by Defendants and Medvend, which is set for hearing on November 16, 2016. At this time, the Company cannot determine whether the likelihood of an unfavorable outcome of the dispute is probable or remote, nor can they reasonably estimate a range of potential loss, should the outcome be unfavorable.

On February 20, 2015, Michael A. Glinter, derivatively and on behalf of nominal defendants Medbox, Inc. the Board and certain executive officers (Pejman Medizadeh, Matthew Feinstein, Bruce Bedrick, Thomas Iwanskai, Guy Marsala, J. Mitchell Lowe, Ned Siegel, Jennifer Love, and C. Douglas Mitchell) filed a suit in the Superior Court of the State of California for the County of Los Angeles. The suit alleges breach of fiduciary duties and abuse of control by the defendants. Relief is sought awarding damages resulting from breach of fiduciary duty and to direct the Company and the defendants to take all necessary actions to reform and improve its corporate governance and internal procedures to comply with applicable law. The Company has entered into a Stipulation and Agreement of Settlement on October 16, 2015. See more detailed discussion below under Derivative Settlements.

On January 21, 2015, Josh Crystal on behalf of himself and of all others similarly situated filed a class action lawsuit in the U.S. District Court for Central District of California against Medbox, Inc., and certain past and present members of the Board (Pejman Medizadeh, Bruce Bedrick, Thomas Iwanskai, Guy Marsala, and C. Douglas Mitchell). The suit alleges that the Company issued materially false and misleading statements regarding its financial results for the fiscal year ended December 31, 2013 and each of the interim financial periods that year. The plaintiff seeks relief of compensatory damages and reasonable costs and expenses or all damages sustained as a result of the wrongdoing. On April 23, 2015, the Court issued an Order consolidating the three related cases in this matter: Crystal v. Medbox, Inc., Gutierrez v. Medbox, Inc., and Donnino v. Medbox, Inc., and appointing a lead plaintiff. On July 27, 2015, Plaintiffs filed a Consolidated Amended Complaint. The Company has entered into a Stipulation and Agreement of Settlement on October 16, 2015. See more detailed discussion below under Class Settlement.

On January 18, 2015, Ervin Gutierrez filed a class action lawsuit in the U.S. District Court for the Central District of California. The suit alleges violations of federal securities laws through public announcements and filings that were materially false and misleading when made because they misrepresented and failed to disclose that the Company was recognizing revenue in a manner that violated US GAAP. The plaintiff seeks relief for compensatory damages and reasonable costs and expenses or all damages sustained as a result of the wrongdoing. On April 23, 2015, the Court issued an Order consolidating the three related cases in this matter: Crystal v. Medbox, Inc., Gutierrez v. Medbox, Inc., and Donnino v. Medbox, Inc., and appointing a lead plaintiff. On July 27, 2015, Plaintiffs filed a Consolidated Amended Complaint. The Company has entered into a Stipulation and Agreement of Settlement on October 16, 2015. See more detailed discussion below under Class Settlement.

On January 29, 2015, Matthew Donnino filed a class action lawsuit in the U.S. District Court for Central District of California. The suit alleges that the Company issued materially false and misleading statements regarding its financial results for the fiscal year ended December 31, 2013 and each of the interim financial periods that year. The plaintiff seeks relief for compensatory damages and reasonable costs and expenses or all damages sustained as a result of the wrongdoing. On April 23, 2015, the Court issued an Order consolidating the three related cases in this matter: Crystal v. Medbox, Inc., Gutierrez v. Medbox, Inc., and Donnino v. Medbox, Inc., and appointing a lead plaintiff. On July 27, 2015 Plaintiffs filed a Consolidated Amended Complaint. The Company has entered into a Stipulation and Agreement of Settlement on October 16, 2015. See more detailed discussion below under Class Settlement.

On February 12, 2015, Jennifer Scheffer, derivatively on behalf of Medbox, Guy Marsala, Ned Siegel, Mitchell Lowe and C. Douglas Mitchell filed a lawsuit in the Eighth Judicial District Court of Nevada seeking damages for breaches of fiduciary duty regarding the issuance and dissemination of false and misleading statements and regarding allegedly improper and unfair related party transactions, unjust enrichment and waste of corporate assets. On April 17, 2015, Ned Siegel and Mitchell Lowe filed a Motion to Dismiss. On April 20, 2015, the Company filed a Joinder in the Motion to Dismiss. On July 27, 2015, the Court held a hearing on and granted the Motion to Dismiss without prejudice. The Company has entered into a Stipulation and Agreement of Settlement on October 16, 2015. See more detailed discussion below under Derivative Settlements.

On March 10, 2015, Robert J. Calabrese, derivatively and on behalf of nominal defendant Medbox, Inc., filed a suit in the United States District Court for the District of Nevada against certain Company officers and/or directors (Ned L. Siegel, Guy Marsala, J. Mitchell Lowe, Pejman Vincent Mehdizadeh, Bruce Bedrick, and Jennifer S. Love). The suit alleges breach of fiduciary duties and gross mismanagement by issuing materially false and misleading statements regarding the Company’s financial results for the fiscal year ended December 31, 2013 and each of the interim financial periods. Specifically the suit alleges that defendants caused the Company to overstate the Company’s revenues by recognizing revenue on customer contracts before it had been earned. The plaintiff seeks relief for compensatory damages and reasonable costs and expenses for all damages sustained as a result of the alleged wrongdoing. The Company has entered into a Stipulation and Agreement of Settlement on October 16, 2015. See more detailed discussion below under Derivative Settlements.

On March 27, 2015, Tyler Gray, derivatively and on behalf of nominal defendant Medbox, Inc., filed a suit in the United States District Court for the District of Nevada against the Company’s Board of Directors and certain executive officers (Pejman Vincent Mehdizadeh, Matthew Feinstein, Bruce Bedrick, Thomas Iwanski, Guy Marsala, J. Mitchell Lowe, Ned Siegel, Jennifer S. Love, and C. Douglas Mitchell). The suit alleges breach of fiduciary duties and abuse of control. The plaintiff seeks relief for compensatory damages and reasonable costs and expenses for all damages sustained as a result of the alleged wrongdoing. Additionally the plaintiff seeks declaratory judgments that plaintiff may maintain the action on behalf of the Company, that the plaintiff is an adequate representative of the Company, and that the defendants have breached and/or aided and abetted the breach of their fiduciary duties to the Company. Lastly the plaintiff seeks that the Company be directed to take all necessary actions to reform and improve its corporate governance and internal procedures to comply with applicable law. The Company has entered into a Stipulation and Agreement of Settlement on October 16, 2015. See more detailed discussion below under Derivative Settlements.

On May 20, 2015, Patricia des Groseilliers, derivatively and on behalf of nominal defendant Medbox, Inc., filed a suit in the United States District Court for the District of Nevada against the Company’s Board of Directors and certain executive officers (Pejman Vincent Mehdizadeh, Ned Siegel, Guy Marsala, J. Mitchell Lowe, Bruce Bedrick, Jennifer S. Love, Matthew Feinstein, C. Douglas Mitchell, and Thomas Iwanski). The suit alleges breach of fiduciary duties and unjust enrichment. The plaintiff seeks relief for compensatory damages and reasonable costs and expenses for all damages sustained as a result of the alleged wrongdoing. Additionally the plaintiff seeks declaratory judgments that plaintiff may maintain the action on behalf of the Company, that the plaintiff is an adequate representative of the Company, and that the defendants have breached and/or aided and abetted the breach of their fiduciary duties to the Company. Lastly the plaintiff seeks that the Company be directed to take all necessary actions to reform and improve its corporate governance and internal procedures to comply with applicable law. The Company has entered into a Stipulation and Agreement of Settlement on October 16, 2015. See more detailed discussion below under Derivative Settlements.

On June 3, 2015, Mike Jones, derivatively and on behalf of nominal defendant Medbox, Inc., filed a suit in the U.S. District Court for Central District of California against the Company’s Board of Directors and certain executive officers (Guy Marsala, J. Mitchell Lowe, Ned Siegel, Jennifer S. Love, C. Douglas Mitchell, Pejman Vincent Mehdizadeh, Matthew Feinstein, Bruce Bedrick, and Thomas Iwanski). The suit alleges breach of fiduciary duties, abuse of control, and breach of duty of honest services. The plaintiff seeks relief for compensatory damages and reasonable costs and expenses for all damages sustained as a result of the alleged wrongdoing. Additionally the plaintiff seeks declaratory judgments that plaintiff may maintain the action on behalf of the Company, that the plaintiff is an adequate representative of the Company, and that the defendants have breached and/or aided and abetted the breach of their fiduciary duties to the Company. Lastly the plaintiff seeks that the Company be directed to take all necessary actions to reform and improve its corporate governance and internal procedures to comply with applicable law. On July 20, 2015, the Court issued an Order consolidating this litigation with those previously consolidated in the Central District (Crystal, Gutierrez, and Donnino). On October 7, 2015, the Court issued an Order modifying the July 20, 2015 Order consolidating the litigation so that the matters remain consolidated for the purposes of pretrial only. The Company has entered into a Stipulation and Agreement of Settlement on October 16, 2015. See more detailed discussion below under Derivative Settlements.

On July 20, 2015, Kimberly Freeman, derivatively and on behalf of nominal defendant Medbox, Inc., filed a suit in the Eighth Judicial District Court of Nevada against the Company’s Board of Directors and certain executive officers (Pejman Vincent Mehdizadeh, Guy Marsala, Ned Siegel, J. Mitchell Lowe, Jennifer S. Love, C. Douglas Mitchell, and Bruce Bedrick). The suit alleges breach of fiduciary duties and unjust enrichment. The plaintiff seeks relief for compensatory damages and reasonable costs and expenses for all damages sustained as a result of the alleged wrongdoing. Additionally the plaintiff seeks declaratory judgments that plaintiff may maintain the action on behalf of the Company, that the plaintiff is an adequate representative of the Company, and that the defendants have breached and/or aided and abetted the breach of their fiduciary duties to the Company. Lastly the plaintiff seeks that the Company be directed to take all necessary actions to reform and improve its corporate governance and internal procedures to comply with applicable law. The Company has entered into a Stipulation and Agreement of Settlement on October 16, 2015. See more detailed discussion below under Derivative Settlements.

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

On October 27, 2015, separate from the above lawsuits and settlement, Richard Merritts, derivatively and on behalf of nominal defendant Medbox, Inc., filed a suit in the Superior Court of the State of California for the County of Los Angeles against the Board and certain executive officers (Guy Marsala, J. Mitchell Lowe, Ned Siegel, Jennifer S. Love, C. Douglas Mitchell, Pejman Vincent Mehdizadeh, Matthew Feinstein, Bruce Bedrick, Jeff Goh, and Thomas Iwanski). The suit titled Merritts v. Marsala, et al., Case No. BC599159 (the “Merritts Action”), alleges breach of fiduciary duties by the defendants. Relief is sought awarding damages resulting from breach of fiduciary duty and to direct the Company and the defendants to take all necessary actions to reform and improve its corporate governance and internal procedures to comply with applicable law. On February 16, 2016, the court issued an order staying the litigation pending final court approval of the settlement of the other pending derivative actions involving Medbox, Inc., as nominal defendant, and former and current officers and directors. The settlement of the other derivative actions has been preliminarily approved by the court in Jones v. Marsala, et al., Case No. 15-cv-4170 BRO (JEMx), in the U.S. District Court for the Central District of California. On March 25, 2016, Merritts filed a Motion to Intervene in the case filed by Mike Jones in the U.S. District Court for the Central District of California. By his Motion, Merritts seeks limited intervention in the Jones shareholder derivative action in order to seek confirmatory information and discovery regarding the Stipulation and Agreement of Settlement preliminarily approved by the Court on February 3, 2016. On April 4, 2016, Plaintiff Jones and the Company separately filed oppositions to the Motion to Intervene. On April 22, 2016, the Court issued an Order granting, without a hearing, shareholder Richard Merritts’ Motion to Intervene in the lawsuit titled Mike Jones v. Guy Marsala, et al. , in order to conduct limited discovery. On September 16, 2016, solely to avoid the costs, risks, and uncertainties inherent in litigation, the parties entered into a settlement regarding Merritts’ claims. See more detailed discussion below under Derivative Settlements.

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

The Court originally scheduled a final Settlement Hearing to be held on May 16, 2016, but subsequently continued that hearing to October 17, 2016. By the terms of the settlement, a final Court approval would provide for a release of the claims in the Shareholder Derivative Actions and a bar against continued prosecution of all claims covered by the release. By entering into the Settlement, the settling parties have resolved the derivative claims to their mutual satisfaction. The Individual Defendants have not admitted the validity of any claims or allegations and the settling plaintiffs have not admitted that any claims or allegations lack merit or foundation.

The final Settlement Hearing was held on October 17, 2016, and the Court has taken the settlement under review.

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

On September 16, 2016, solely to avoid the costs, risks, and uncertainties inherent in litigation, the parties entered into a settlement regarding the Merritts Action. The settlement provides, among other things, for the release and dismissal of all asserted claims. Under the terms of the settlement, the Company agrees to adopt and to adhere to certain corporate governance processes in the future. In addition to these corporate governance measures, the Company will make a payment of $135,000 in cash to be used to pay Merritts’ counsel for any attorneys’ fees and expenses, or as service awards to plaintiff Merritts, that are approved and awarded by the Court. The settlement is contingent on final court approval. The final Settlement Hearing was held on October 17, 2016, at the same date and time as the final Settlement Hearing for the Shareholder Derivative Lawsuits. The Court has taken the settlement under review.

The Settlements remain subject to approval by the Court. The Court must determine whether (1) the terms and conditions of the Settlements are fair, reasonable, and adequate in the best interest of the Company and its stockholders, (2) if the judgment, as provided for in the Settlements, should be entered, and (3) if the request of plaintiff’s counsel for an award of attorneys’ fees and reimbursement of expenses should be granted.

The Company’s responsibilities as to the proposed settlements of the Class Action and the Shareholder Derivative Lawsuits have been accrued and included in Accrued settlement and severance expenses on the accompanying consolidated balance sheet as of December 31, 2015. If the settlements of the Class Action, the Shareholder Derivative Lawsuits, or the Merritts Action do not receive final court approval, it could have a material adverse effect on the financial condition, results of operations and/or cash flows of the Company and their ability to raise funds in the future.

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

In March 2016, the staff of the Los Angeles Regional Office of the U.S. Securities and Exchange Commission advised counsel for the Company in a telephone conversation, followed by a written “Wells” notice, that it is has made a preliminary determination to recommend that the Commission file an enforcement action against the Company in connection with misstatements by prior management in the Company’s financial statements for 2012, 2013 and the first three quarters of 2014. A Wells Notice is neither a formal allegation of wrongdoing nor a finding that any violations of law have occurred. Rather, it provides the Company with an opportunity to respond to issues raised by the Staff and offer its perspective prior to any SEC decision to institute proceedings. These proceedings could result in the Company being subject to an injunction and cease and desist order from further violations of the securities laws as well as monetary penalties of disgorgement, pre-judgment interest and a civil penalty. The Company has responded in writing to the “Wells” notice. Under current management, the Company restated the relevant financial statements and took other remedial action, and has been cooperating with the SEC’s investigation since November 2014, including the appointment of a Special Committee of the Board to investigate the conduct of prior management and disclose this conduct to the SEC. The Company has also produced documents to the SEC and has made witnesses available, both voluntarily and for sworn testimony pursuant to subpoena. The Company is unable to predict the outcome of the investigation, any potential enforcement actions or any other impact on the Company that may arise as a result of such investigation. The Company has not established a liability for this matter, because it believes that the probability of loss related to this matter and an estimate of the amount of loss, if any, are not determinable at this time. An adverse judgment or action of the SEC could have a material adverse effect on the financial condition, results of operations and/or cash flows of the Company and their ability to raise funds in the future.

Other litigation

Whole Hemp complaint

A complaint was filed by Whole Hemp Company, LLC d/b/a Folium Biosciences (“Whole Hemp”) on June 1, 2016, naming Notis Global, Inc. and EWSD I, LLC (collectively, “Notis”), as defendants in Pueblo County, CO district court.  The complaint alleges five causes of action against Notis:  misappropriation of trade secrets, civil theft, intentional interference with prospective business advantage, civil conspiracy, and breach of contract.  All claims concern contracts between Whole Hemp and Notis for the Farming Agreement and the Distributor Agreement.

The court entered an ex parte temporary restraining order on June 2, 2016, and a modified temporary restraining order on July 14, 2016, enjoining Notis from disclosing, using, copying, conveying, transferring, or transmitting Whole Hemp’s trade secrets, including Whole Hemp’s plants.  On June 13, 2016, the court ordered that all claims be submitted to arbitration, except for the disposition of the temporary restraining order.

On August 12, 2016, the court ordered that all of Whole Hemp’s plants in Notis’ possession be destroyed, which occurred by August 24, 2016,, at which time the temporary restraining order was dissolved and the parties will soon file a motion to dismiss the district court action.

In light of the Whole Hemp plants all being destroyed per the court order, the Company has immediately expensed all Capitalized agricultural costs as of June 30, 2016, as all costs as of that date related to Whole Hemp plants.

Notis commenced arbitration in Denver, CO on August 2, 2016, seeking injunctive relief and alleging breaches of the contracts between the parties.  Whole Hemp filed is Answer and counterclaims on September 6, 2016, asserting similar allegations that were asserted to the court. .

On September 30, 2016, the arbitrator held an initial status conference and agreed to allow EWSD and Notis to file a motion to dismiss some or all of Whole Hemp’s claims by no later than October 28, 2016. The parties were also ordered to make initial disclosures of relevant documents and persons with knowledge of relevant information by October 21, 2016.

West Hollywood Lease

The lease for the former office at 8439 West Sunset Blvd. in West Hollywood, CA has been partially subleased. The Company plans to sublease the remainder of the office in West Hollywood, CA and continues to incur rent expense while the space is being marketed. The landlord for the prior lease filed a suit in Los Angeles Superior Court in April 2015 against the Company for damages they allege have been incurred from unpaid rent and otherwise. In January 2016, the landlord filed a first amended complaint adding the independent guarantors under the lease as co-defendants and specifying damages claim of approximately $300,000. On September 8, 2016, the court approved the landlord's application for writ of attachment in the State of California in the amount of $374,402 against Prescription Vending Machines, Inc. (“PVM”). A trial date has been set in May 2017. The Company is presently unable to determine whether the likelihood of an unfavorable outcome of the dispute is probable or remote, nor can it reasonably estimate a range of potential loss, should the outcome be unfavorable.

Los Angeles Lease

The Company’s former landlord, Bank Leumi, filed an action against the Company in Los Angeles Superior Court for breach of lease on August 31, 2016, seeking $29,977 plus fees and interest, in addition to rent payment for September 2016. The Company filed a response to the complaint on September 21, 2016, and a case management conference is scheduled for December 9, 2016. The Company is presently trying settle the dispute with the landlord.

NOTE 12 – SUBSEQUENT EVENTS

Letter agreements

On August 3, 2016, Notis Global, Inc. executed letter agreements with each of the Company’s two largest investors (the “First Investor” and the “Second Investor”, respectively) (Note 7).

First Investor Letter Agreement

Pursuant to the letter agreement with the First Investor (the “First Investor Letter Agreement”), the First Investor agreed to waive, until October 31, 2016, any defaults relating to the requirement to reserve shares of common stock in excess of shares presently held in the First Investor’s reserve with the Company’s transfer agent, as required pursuant to all securities purchase agreements between the Company and the First Investor, debentures issued by the Company to the First Investor and promissory notes issued by the Company to the First Investor (collectively, the “First Investor Credit Agreements”). The First Investor Letter Agreement also extended the maturity dates of certain debentures issued to the First Investor dated July 10, 2015, August 24, 2015, August 28, 2015, May 13, 2016 and May 20, 2016 from their original maturity dates (occurring between July 10, 2016 and August 28, 2016) to October 31, 2016.

Additionally, the parties to the First Investor Letter Agreement agreed that any payments made to the First Investor pursuant to Section 4.16 (Profit Sharing) of that certain Stock Purchase Agreement among the First Investor, the Company, EWSD I LLC, a subsidiary of the Company (“EWSD”), and Pueblo Agriculture Supply and Equipment, LLC, a subsidiary of the Company (“PASE”) dated as of June 30, 2016 (the “EWSD SPA”) (Note 7), shall be applied as repayments of any redemption premium, accrued and unpaid interest, and outstanding principal owed to the First Investor under the First Investor Credit Agreements, and that the provisions of Section 4.16 of the EWSD SPA are only applicable until the First Investor has been repaid required principal, interest, fees and premiums under the EWSD SPA and any related debentures issued by the Company pursuant thereto.

Second Investor Letter Agreement

Pursuant to the letter agreement with the Second Investor (the “Second Investor Letter Agreement”), the Second Investor (on behalf of itself and its affiliates) also agreed to waive, until October 31, 2016, any defaults relating to the requirement to reserve shares of common stock in excess of shares presently held in the Second Investor’s reserve with the Company’s transfer agent, as required pursuant to all securities purchase agreements between the Company and the Second Investor, debentures issued by the Company to the Second Investor and promissory notes issued by the Company to the Second Investor (collectively, the “Second Investor Credit Agreements”). The Second Investor Letter Agreement also extended the maturity dates of certain debentures issued (or assigned) to the Second Investor (or its affiliates) dated August 24, 2015, March 27, 2015, May 7, 2015, May 15, 2015, May 22, 2015 and August 14, 2015 from their original maturity dates (occurring between July 10, 2016 and August 24, 2016) to October 31, 2016.

Pursuant to the Second Investor Letter Agreement, the Company agreed to pay the Second Investor within five (5) days of the end of each fiscal quarter, (i) 20% of all distributed cash flow from PASE and EWSD to the Company after taking into account amounts owed to First Investor pursuant to Section 4.16 (Profit Sharing) of the EWSD SPA, and (ii) 20% of any money raised at either EWSD or PASE that is distributable or paid to the Company. Such payments will be credited as repayments of amounts owed to the Second Investor under all securities purchase agreements between the Company and the Second Investor, debentures issued by the Company to the Second Investor and promissory notes issued by the Company to the Second Investor (collectively, the “Second Investor Credit Agreements”) including towards any redemption, premium accrued and unpaid interest, and outstanding principal thereunder, and such payments shall only occur until the Second Investor has been repaid the sum of $500,000 of principal under the Second Investor Credit Agreements, plus a 30% premium on such amount.

Subsequent funding

Subsequent to June 30, 2016, the Company has received approximately $1,266,000, net of approximately $40,000 in withholdings, in additional closings under the June 30, 2016 funding (Note 7).

Additionally, the Company has received approximately $650,000 under the September 30, 2016 financing discussed below.

Event of Default

On September 22, 2016, Notis Global, Inc. received notice of an Event of Default and Acceleration (the “Notice Letter”) in connection with the promissory note (the "Note"), dated March 14, 2016, in the original principal amount of $140,000 (Note 8). Pursuant to the Notice Letter, (1) beginning on September 14, 2016, the maturity date of the Note, the Note began to accrue interest at a default rate of 22% per annum (the “Default Rate Adjustment”), (2) the noteholder declared all unpaid principal, accrued interest and other amounts due and payable at 125% of the outstanding balance of the Note (the “Mandatory Default Amount”), and (3) the noteholder declared the outstanding balance of the Note immediately due and payable (the “Acceleration Payment”).

On September 23, 2016, the noteholder agreed to forebear the Acceleration Payment for a period of 30 days, and is in the process with the Company of negotiating a forbearance agreement reflecting the 30-day forbearance. Regardless of such forbearance, the Default Rate Adjustment and the application of the Mandatory Default Amount formula shall remain in effect. As a result of the application of the Mandatory Default Amount formula, the outstanding balance of the Note increased to $184,022 from $147,217.

As a result of the effect of the Notice Letter, other of the Company’s lenders could issue similar notices of events of default or acceleration or penalties due to the Company’s Event of Default set forth in the Notice Letter.

Entry into Note Purchase Agreement, Exchange Agreement, and Security Agreement

On September 30, 2016, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with a new investor (the “Investor”) pursuant to which two wholly-owned subsidiaries of the Company, EWSD I, LLC (“EWSD I”) and Pueblo Agriculture Supply and Equipment, LLC (“Pueblo”, and together with EWSD I, the “Subsidiaries”) agreed to jointly sell, and the Investor agreed to purchase, an aggregate of up to $3,349,599 in subscription amount of convertible secured promissory notes (plus the Investor Subscription Amount of $1,431,401, described below, which was tendered with the first tranche of the Securities Purchase Agreement) (collectively, the “New Notes”) in seven tranches (each, a “Closing”).

The Investor’s commitment to purchase the New Notes may, at the option of the Investor, be reduced by up to $700,000 for monies raised by the Company or the Subsidiaries. The Investor Note Subscription Amount refers to $1,431,401 of 10% convertible notes of the Company previously issued to the Company's major investor ("First Investor") pursuant to that certain Securities Purchase Agreement dated on or about June 30, 2016 (the “July SPA”) (Note 11). The debentures issued pursuant to the July SPA were subsequently assigned to the Investor and were tendered for cancellation to the Company for the Investor Subscription Amount portion of the New Notes.

The New Notes accrue interest at a rate of 5% per annum and are issued at a 40% discount to purchase price. Therefore, if each of the seven tranches described below are fully funded, the Company would receive cash in the aggregate of $1,983,599 in exchange for the issuance of New Notes with a face value of $3,349,599 in principal to be repaid to the Investor. The first New Note issued in the first tranche under the Securities Purchase Agreement was for an original purchase price of $1,881,401 (representing the Investor Note Subscription Amount of $1,431,401 plus $450,000 funded purchase price) and an original principal amount of $2,633,961. The New Notes may be prepaid inclusive of interest of the greater of one year or the current amount of time that the New Note has been outstanding.

The funding of New Notes under the Securities Purchase Agreement are as follows: The first tranche of up to $539,306 plus the Investor Note Subscription Amount, the second tranche of up to $100,000 being closed upon on or about October 1, 2016, the third tranche of up to $208,424 being closed upon on or about October 17, 2016, the fourth tranche of up to $100,000 being closed upon on or about November 1, 2016, the fifth tranche of up to $188,818 being closed upon on or about November 15, 2016, the sixth tranche of up to $182,051 being closed upon on or about December 15, 2016, and the seventh tranche of up to $665,000, the closing of which is contingent upon, among other things, the purchase of that certain parcel of land located at 212 39th Ln, Pueblo CO 81006 referred to as "Farm#2", upon terms and conditions that are satisfactory to the Investor and the assignment of a 20% ownership interest in that certain 320-acres of agricultural land in Pueblo, Colorado (the "Farm") and Farm #2 to the Investor. As of October 20, 2016 the new investor has funded $650,000 in cash for New Notes with the total face value of $910,000, excluding the Investor Note Subscription Amount.

Upon retirement of the New Notes, the Company or its Subsidiaries or affiliates as applicable, shall assign twenty percent (20%) of their respective ownership interest in the Farm and Farm #2 to the Investor.

The Company and Ned Siegel, Jeffrey Goh, and Clinton Pyatt, each an executive officer of the Company or member of the Company’s Board shall enter into management contracts with the Company upon terms and subject to conditions that are reasonably acceptable to the Investor.

Furthermore, the Company shall pay to the Investor as partial repayment of the New Notes or other indebtedness at the end of each calendar month:

(a)     Out of the first $1,000,000 in the aggregate of combined revenues received from all sources, including, without limitation, any revenue from any legal settlement, judgment, or other legal proceeding (collectively, a “Legal Matter”), received of the Company and all of its Subsidiaries net of any payments to an ‘outside farmer’ (collectively, the “Combined Revenues”), 80% of the Combined Revenues, except to the extent the Combined Revenues are from a Legal Matter, in which event, the percentage shall be 50% (collectively, the “Combined Net Revenues”).

(b)    Out of the second $1,000,000 in the aggregate of Combined Revenues, 70% of the Combined Net Revenues, except to the extent the Combined Revenues are from a Legal Matter, in which event, the percentage shall be 50%.

(c)     Out of any Combined Revenues in excess of $2,000,000, 60% of the Combined Net Revenues, except to the extent the Combined Revenues are from a Legal Matter, in which event, the percentage shall be 50%.

(d)     Upon full satisfaction of the New Notes, 60% of the Combined Net Revenues shall be used to redeem any outstanding indebtedness owed to the Investor.

(e)     The foregoing amounts may, at the Investor’s option, be reduced to allow EWSD to meet its overhead not to exceed $120,000 per month plus a maximum of $100,000 per month to the Company beginning January 15, 2017.

(f)      The Company shall be permitted to enter into one or more agreements with third parties to allocate to such third parties up to no more than 20% of the Combined Net Revenues. Any such agreements shall reduce the percentage of the Combined Net Revenues to be paid by the Companies to the Investor.

The Company agreed to use commercially reasonable efforts to amend the Subordination Agreement (referred to above) to reflect the issuance of New Notes to the Investor within 14 days of the date of the Securities Purchase Agreement. The First Investor and the Investor are affiliates of one another.

The Company and the Subsidiaries also entered into an Exchange Agreement with First Investor, pursuant to which the First Investor agreed to exchange each of the Company’s outstanding debentures issued in their favor (in the principal outstanding balance amount of approximately $5,882,242 (plus accrued interest) (the “Original Debentures”) for certain 10% Convertible Debentures issued by the Subsidiaries, due June 30, 2017, on substantially the same terms as the Original Debentures (the “Subsidiary Debentures”).

 The Company and the Subsidiaries also entered into a Security Agreement (the “Security Agreement”), securing a lien for the Investor on the Farm (subject to the rights of the primary lien holder in the Farm pursuant to the Subordination Agreement (as defined above)) and securing a lien for the Investor on Subsidiaries’ other assets on a primary basis. Pursuant to the Security Agreement, the Company agreed to, within 14 calendar days, negotiate and enter into an amendment to the Subordination Agreement to reflect the rights of the Investor set forth in the Security Agreement. The Company also intends to negotiate related waivers with its other creditors.

In the instance of an Event of Default, as such term is defined in the New Note, the Investor has the right to convert all or any portion of principal and/or interest of the New Notes into shares of Common Stock of the Company in accordance with the terms of the form of 10% Convertible Debenture dated as of June 30, 2016 issued under the July SPA.

The Investor shall have a right of first refusal to participate in future equity financings of the Company on the same terms as any new investors for a period of twelve months from the closing of the last Convertible Debenture.

Grant of Second Deed of Trust and Assignment of Rents

On September 30, 2016, EWSD I, LLC (“EWSD I”), a wholly-owned subsidiary of the Company granted a junior lender (the “Junior Lender”) a Second Deed of Trust, Security Agreement and Financing Statement (the “Second Trust Deed”) and an Assignment of Rents and Leases (the “Assignment of Rents”). The Second Trust Deed and the Assignment of Rents encumber the Farm, and the rents payable by tenants under any current and future leases of and from the Farm. The Second Trust Deed and the Assignment of Rents secure the payment of all obligations of EWSD I pursuant to any debentures issued to the Junior Lender in accordance with the Securities Purchase Agreement dated June 30, 2016 by and among EWSD I, Junior Lender, and Company (the “Securities Purchase Agreement”).

The security granted to the Junior Lender pursuant to the Second Trust Deed and the Assignment of Rents is subordinate to the rights of Southwest Farms, Inc. (the “Senior Lender”) as set forth in the Deed of Trust, Security Agreement and Financing Statement dated as of August 7, 2015 granted by EWSD I in favor of Senior Lender and the Assignment of Rents and Leases by and between EWSD I and Senior Lender dated as of August 7, 2015. Such subordination is documented in a Subordination Agreement dated as of August 23, 2016 by and among Senior Lender, Junior Lender, Company, EWSD I, and Pueblo Agriculture Supply and Equipment, LLC, another wholly-owned subsidiary of the Company, as amended by a First Amendment to Subordination Agreement dated as of September 19, 2016 (collectively, the “Subordination Agreement”) pursuant to which Senior Lender consented to the Second Trust Deed and the Assignment of Rents. The Subordination Agreement also provides that the Junior Lender may not increase the principal amount of indebtedness pursuant to the Securities Purchase Agreement beyond $1,500,000.

On September 9, 2016, the Company received notice from the OTC Markets that OTC Markets would move the Company’s listing from the OTCQB market to OTC Pink Sheets market, if the Company had not filed its Quarterly Report on Form 10-Q for the period ended June 30, 2016 by September 30, 2016. On or about October 1, 2016, the Company moved to the OTC Pink Sheets market. This might also impact the Company's ability to obtain funding.

Entry into Note Purchase Agreement and Global Debenture Amendment

On October 10, 2016, the Company entered into a Note Purchase Agreement (the “Purchase Agreement”) with an accredited investor (the “Investor”), pursuant to which the Company agreed to sell, and the Investor agreed to purchase, a secured convertible promissory note (the “Note”) in the aggregate principal amount of $53,000.

The Investor deducted a commitment fee in the amount of $3,000 at the closing. The Note bears interest at the rate of 5% per annum and matures on April 30, 2017. The Company may not prepay any part of the outstanding balance of the Note at any time prior to maturity without the written consent of the Investor. At any time or from time to time, the Investor may convert the Note, in whole or in part, into shares of the Company's common stock at a conversion price that is the lower of (a) $0.75, or (b) 51% of the lowest volume weighted average price for the 30 consecutive trading days prior to the conversion date.

In connection with entry into the Note Purchase Agreement, the parties also entered into a Global Debenture Amendment (the “Debenture Amendment”), pursuant to which the Investor shall be entitled to the same “look-back” period on establishing the conversion price of a Note as any other Investor is entitled to pursuant to notes or debentures held by such Investor. Based on the terms of the Company's other convertible notes and debentures, other investors shall be entitled to the same rights established in the Debenture Amendment. Therefore, each of the company's investors holding convertible debt shall be entitled to the same “look-back” period when establishing the conversion price for their respective notes or debentures.

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

We are building a consistent, predictable and valuable revenue model as we refocus the Company to create a sustainable business model to grow crops and manufacture products from hemp farmland and to market, sell and distribute CBD oil. State and local laws regarding farming and growing marijuana and cultivation centers for marijuana vary.

With an eye focused on the future-and ultimately anticipated FDA approval of hemp and CBD oil production and sales in the United States-we are honing our focus to controlling our supply chain. From “Seed to Sale,” Notis Global will influence its own destiny by controlling our ecosystem. We intend to oversee and execute everything from growing and cultivating the highest quality plants to managing extraction and production of our products. We believe this tight control of our supply chain will eventually be mandated by the Federal Government as a condition of legalizing hemp and CBD oil production, manufacturing and distribution in the United States. We have elected to take action now, and intend to lead our industry by doing so. As we continue to navigate the emerging world of hemp and CBD growing, cultivation, production and sales, it is clear that controlling all aspects of the business is the best strategy to meet our goals.

In August 2015, we purchased a 320 acre farm located outside of Pueblo, CO, in order to cultivate hemp for our products.

Whole Hemp Agreement

In December 2015, we entered into a Farming Agreement with Whole Hemp Company (“Whole Hemp”), now known as Folium Biosciences, pursuant to which Whole Hemp would manufacture products from hemp and cannabis crops that it would grow on our farm, and the Company would build greenhouses for such activities up to an aggregate size of 200,000 square feet. Whole Hemp would pay all preapproved costs of such construction on or before September 2017 as partial consideration for a revocable license to use the greenhouses and a separate 10-acre plot of our farmland. We would retain ownership of the greenhouses. Under the 10 year amended agreement with Whole Hemp, Notis Global would receive a percentage of gross sales of all Whole Hemp products paid on a monthly basis. The Farming Agreement was amended and restated in March 2016.

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

Whole Hemp complaint

A complaint was filed by Whole Hemp Company, LLC d/b/a Folium Biosciences (“Whole Hemp”) on June 1, 2016, naming Notis Global, Inc. and EWSD I, LLC (collectively, “Notis”), as defendants in Pueblo County, CO district court.  The complaint alleges five causes of action against Notis:  misappropriation of trade secrets, civil theft, intentional interference with prospective business advantage, civil conspiracy, and breach of contract.  All claims concern contracts between Whole Hemp and Notis for the Farming Agreement and the Distributor Agreement.

The court entered an ex parte temporary restraining order on June 2, 2016, and a modified temporary restraining order on July 14, 2016, enjoining Notis from disclosing, using, copying, conveying, transferring, or transmitting Whole Hemp’s trade secrets, including Whole Hemp’s plants.  On June 13, 2016, the court ordered that all claims be submitted to arbitration, except for the disposition of the temporary restraining order.

On August 12, 2016, the court ordered that all of Whole Hemp’s plants in Notis’ possession be destroyed, which occurred by August 24, 2016,, at which time the temporary restraining order was dissolved and the parties will soon file a motion to dismiss the district court action.

Notis commenced arbitration in Denver, CO on August 2, 2016, seeking injunctive relief and alleging breaches of the contracts between the parties.  Whole Hemp filed is Answer and counterclaims on September 6, 2016, asserting similar allegations that were asserted to the court. .

On September 30, 2016, the arbitrator held an initial status conference and agreed to allow EWSD and Notis to file a motion to dismiss some or all of Whole Hemp’s claims by no later than October 28, 2016. The parties were also ordered to make initial disclosures of relevant documents and persons with knowledge of relevant information by October 21, 2016.

In light of the court order to destroy all Whole Hemp plants, the Company has immediately expensed all Capitalized agricultural costs as of June 30, 2016, as all costs as of that date related to Whole Hemp plants.

As noted above, our long term strategy is to maintain tight control of our supply chain. The continuing default by Whole Hemp was conductive to our efforts to eliminate outside vendors in the supply chain and control production from “Seed to Sale.” Our decision to terminate the Whole Hemp Agreements comports with our long term strategy to maintain tight control of our supply chain.

Historically, we generated revenue from various sources on a “one-time basis” for services that we provided to clients in helping them obtain licenses, build out and open dispensaries and cultivation centers. During this period we obtained five licenses or registrations in the States of Oregon, Illinois, Washington and California for or on behalf of clients or for potential clients. Most of the current dispensary and cultivation sites that are opening under these licenses began conducting business in 2015. As of the second quarter of 2016, we have sold all of our interests and rights as concerns the dispensaries.

In the second quarter of 2015, we contracted with an independent operator to operate a dispensary in Portland, Oregon. In December 2015, we terminated the operator due to low sales volume and entered an operating agreement with a new partner to operate the Portland dispensary. Under the management of our new partner, the dispensary reached expected sales volume levels in December 2015 through March 2016 and is rated as the top dispensary in Portland, Oregon according to Leafly.com. On June 30, 2016, we entered into an assignment agreement whereby we sold and assigned all of our rights in the operating agreement, including but not limited to the assets and liabilities we held in relation to the Portland dispensary, resulting in a net loss of $178,000 on sale of assets.

On December 31, 2015, our operating partner made a matching investment to close on our escrow for a dispensary site in San Diego, CA. Notis Global, through an affiliated company, holds the approved conditional use permit to operate a dispensary on this site. In two transactions in February and April 2016 we sold our interest in the operating entity for approximately $299,000 and our interest in the underlying real estate for $335,000 to our operating partner and other third parties along with a forgiveness of $65,000 owed by Notis for improvements on the property, recognizing a gain of approximately $631,000. After the April 6, 2016 transaction, we have no further interest in the dispensary in San Diego, CA.

In the State of Washington, we hold two licenses to operate dispensaries. These two dispensaries will be operated by an independent operating partner, with whom we have entered into operating contracts as of August 31, 2015. We receive a fixed fee from the operating partner of $1,000 per dispensary, which is paid monthly. We also hold the underlying real estate for one of the two dispensaries, for which we receive monthly rental income of $2,500. On July 25, 2016, we were notified that we are in default on the Note payable related to the underlying property, and are incurring interest at the default rate of 18%. The Company is in discussions regarding settlement of this note.

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

Comparison of the three months ended June 30, 2016 and 2015

The Company reported consolidated net income of approximately $6,549,000 for the three months ended June 30, 2016 and loss of approximately $11,395,000, for the three months ended June 30, 2015. The change from net loss to income of approximately $17,944,000 was due significantly to the change in fair value of the derivative liability of $9,940,000 resulting in income, as well as to the decreases in amortization of debt discount by approximately $3,485,000, general and administrative expenses by approximately $2,753,000, and financing cost of approximately $1,230,000.

Revenue

Total revenue consisted of revenue from CBD oil sales generated from our Grower’s Distribution agreement with Whole Hemp, deferred revenue which was recognized in the current period for consulting agreements, sale of territory rights to a related party, rental income, Company’s share of dispensary revenue and in 2015 the revenue from sales of vaporizers. During the first quarter of 2016, the Company launched its CBD oil sales program under the Grower’s Distribution agreement. As noted under the Overview above, this agreement was terminated in May 2016.

The increase by approximately $187,000 in total revenue is due to an increase of approximately $107,000 from CBD oil sales generated from our Grower’s Distribution agreement and an increase of approximately $92,000 from rental income and Company’s share of dispensary revenue earned our Oregon and Washington operations compared to $16,000 in rental income for the same period of 2015. This increase was offset by a decrease by $17,000 in vaporizer sales and accessories due to the Company exiting the business as of March 31, 2016.

Costs of revenue

Costs of revenues decreased by approximately $673,000 for the three months ended June 30, 2016 as compared to the same period of 2015.

During the three months ended June 30, 3015, the manufacturing partner of the Company announced that they had filed for restructuring and court protection under Chapter 11 of the United States Bankruptcy Code. The Company had Inventory and deposits on dispensing machines connected to this manufacturing partner. As a result, the Company wrote down both the inventory of the dispensing machines and deposits, for a total charge to Costs of revenues of approximately $355,000. There were no similar transactions during the same period of 2016.

In light of the court order to destroy all Whole Hemp plants (Note 3), during the three months ended June 30, 2016, the Company immediately expensed all Capitalized agricultural costs of approximately $73,000 to Costs of revenue.

New market development costs decreased by approximately $234,000 during three months ended June 30, 2016 as compared to the same period of 2015. New market development costs consist of costs incurred in new markets prior to securing a location and obtaining a license for new dispensary or cultivation facilities in the state. The Company was not active in developing new market areas in the second quarter of 2016, leading to the aforementioned decrease.

During the second quarter of 2015, the Company forfeited $240,000 in earnest money due to unfavorable terms demanded by the sellers to extend the escrow and closing date. There were no corresponding charges in the second quarter of 2016.

As result of our CBD oil sale program launched in the first quarter of 2016 the Company incurred cost of revenue related to procurement of CBD oils in the amount of approximately $93,000 during the second quarter of 2016. There were no corresponding costs for the same period of 2015.

Rental expenses on the master lease and tenant improvement amortization related to the Oregon rental income was approximately $23,000 and $15,000 for the three months ended June 30, 2016 and 2015, respectively.

Operating Expenses

Operating expenses consist of all other costs incurred during the period other than cost of revenue. The Company incurred approximately $2,524,000 in operating expenses for the three months ended June 30, 2016 compared to approximately $5,395,000 for the three months ended June 30, 2015. The decrease of approximately $2,871,000 was primarily due to the decrease in general and administrative expenses of $2,753,000.

Sales and Marketing expenses

Sales and marketing expenses include employee costs, outside services for sales and marketing consultants, travel and entertainment and sales lead generation. The Company incurred approximately $41,000 and $159,000 in sales and marketing expenses for the three months ended June 30, 2016 and 2015, respectively. The decrease was a result of the Company’s effort to decrease expenses in these areas.

General and administrative

General and administrative expenses include salary costs, including stock based compensation, professional costs, including the costs associated with being a public company and consultants, rent and other costs. The expenses incurred during the three months ended June 30, 2016 and 2015 are summarized and described below:

Salary costs

Employee costs and bonuses increased by approximately $55,000 for the three months ended June 30, 2016 as compared to the same period in 2016. During 2016, there was an increase of approximately $108,000 in salaries, due to the addition of our Chief Operating Officer and Vice President of Operations. This salary increase was offset by bonuses of approximately $53,000 in the three months ended June 30, 2015, while there were no cash bonuses for the same period in 2016.

The Company’s stock based compensation decreased by approximately $1,712,000 due to lower cost for director’s fees in the second year of their term. The director’s retention agreements specify higher stock grants in their first year of service (two Directors commenced service in the middle of 2014 and received inducement grants for their first year of service; their related costs were expensed over the year that included the first quarter of 2015). Additionally, the new grants expensed in 2016, were valued at a significantly lower share price.

Professional costs

Professional costs decreased approximately $1,072,000 for three months ended June 30, 2016, as compared to the same period of 2015. A significant portion of the decrease was due to the settlement expense of approximately $515,000 recognized in the three months ended June 30, 2015, related to the severance payments and related costs payable to Guy Marsala, former CEO of the Company. There were no similar expenses during the same period of 2016.

Legal costs decreased by $453,000 during the three months ended June 30, 2016, as compared to the same period of 2015 mostly due to the recognition during the second quarter of 2015, of a liability of $430,000 to indemnify its former CEO Dr. Bruce Bedrick for legal expenses, principally in connection with shareholders law suits.

The costs of being public include legal fees for our corporate securities counsel, filing fees, independent directors’ fees and bonuses and investor relations costs. A portion of the periods decrease was due to the reduction by approximately $221,000 of costs associated with being a public company and accounting and audit fees as the corresponding period reflects the additional costs of the Company’s filing of a registration statement on Form S-1, offset by independent director’s bonuses of approximately $89,000.

Other costs

Due to the Company’s development of the farm in Colorado, fund raising activities and exploration and development of international markets travel and related expenses increased by approximately $117,000 as compared to the same period in 2015.

As part of the transactions with Whole Hemp (Note 3), the Company issued a warrant to purchase 4,000,000 shares of Company common stock valued at $76,000. The fair value of the warrants was included in deferred costs and due to the termination of the Farming and Growers Distribution Agreements this amount has been fully amortized during the second quarter of 2016.

Insurance costs decreased by approximately $214,000 for the three months ended June 30, 2016, as compared to the same period of 2015, as the Company reduced their coverage to decrease on expenses.

Other Income (Expense)

Other income (expense) includes the financing costs associated with our financing activities, including the amortization of the debt discount and the change in fair value of the derivative liability. As disclosed in Note 7 of the Company’s financial statements, the reset provision for the subsequent sale of any dilutive issuance at a lower sale or exercise price than the then current conversion price results for accounting purposes as a liability being recognized for the fair value of the derivative. This derivative is re-measured each period end, with the net change in fair value for the three months ended June 30, 2016 and 2015 of gains of approximately $9,940,000 and $814,000, respectively, being recognized in Other income (expense). This derivative feature results in a debt discount for the initial fair value recognized for the derivative. The debt discount also includes the fair value of the warrants issued with the convertible debentures, as well as the discounts offered to the face value of the notes payable. This debt discount is amortized as “other expense” over the life of the convertible debenture, or until conversion, if earlier, which amounted in approximately $745,000 for the three months ended June 30, 2016 and $4,230,000 for the same period of 2015. Additionally, the current period closings of the convertible debentures resulted in the calculated fair value of the discount being greater than the face amount of the debt by approximately $335,000, with this excess amount being immediately expensed as Financing costs. Financing costs also includes the amortization of $210,000 relating to a note issued as an incentive to amend the terms of certain convertible debentures (Note 7). As the Company determined there is not sufficient authorized shares at quarter-end for conversion of all the convertible debentures and exercise of the warrants, under their sequencing policy (Note 7), the Company has recognized a warrant liability. The warrant liability is remeasured to its fair value at the end of every period, which resulted in the Company recognizing a net gain from the change in fair value of the warrant liability of approximately $441,000 for three months ended June 30, 2016.

Interest expense for the stated interest on our convertible debentures and notes payable incurred during three months ended June 30, 2016 amounted to approximately $206,000. In addition to the foregoing, the Company incurred approximately $15,000 in interest offset by $3,000 premium amortization on the promissory note issued in relation to the purchase of the property in the State of Washington and approximately $54,000 related to notes for the purchase of the land in Colorado. All of the above resulted in interest expense of approximately $272,000 for the three months ended June 30, 2016. Interest expense for the stated interest on our July 2014 and September 2014 convertible debentures incurred in the three months ended June 30, 2015 amounted to approximately $78,000.

As result of the Company’s sale of its interest in the operating entity and its interest in the underlying real estate in San Diego, the Company recorded a net gain of approximately $331,000. In addition, on June 30, 2016, the Company entered into an assignment agreement whereby we sold and assigned all of our rights in the operating agreement, including but not limited to the assets and liabilities we held in relation to the Portland dispensary, resulting in a net loss of $178,000 on sale of assets.

Net Income (Loss)

As a result of the factors set forth above, our net loss changed to net income, with a fluctuation of approximately $17,994,000 for the three months ended June 30, 2016, resulting in net income of approximately $6,549,000 for the three months ended June 30, 2016.

Comparison of the six months ended June 30, 2016 and 2015

The Company reported a consolidated net income of approximately $7,796,000 for the six months ended June 30, 2016 and consolidated net loss of approximately $15,829,000, for the six months ended June 30, 2015. The fluctuation of approximately $23,625,000 was significantly due to the change in fair value of the derivative liabilities of approximately $18,820,000, as well as an increase in gross profit by approximately $1,184,000 offset by various decreases in expenses. These expenses primarily include decreases in the fair value of the warrant liability by approximately $997,000, decreased amortization of debt discount of approximately $3,436,000 and reduced general and administrative expenses of approximately $2,888,000.

Revenue

Total revenue consisted of revenue from CBD oil sales generated from our Grower’s Distribution agreement, deferred revenue which was recognized in the current period for consulting agreements, sale of territory rights to a related party, rental income, Company’s share of dispensary revenue and in 2015 the revenue from sales of vaporizers. During the first quarter of 2016, the Company launched its CBD oil sales program under the Grower’s Distribution agreement. As noted under the Overview above, this agreement was terminated in May 2016.

The increase by approximately $373,000 in total revenue is due to an increase of approximately $239,000 from CBD oil sales generated from our Grower’s Distribution agreement and an increase of approximately $147,000 from rental income and Company’s share of dispensary revenue earned our Oregon and Washington operations compared to $16,000 in rental income for the same period of 2015. This increase was offset by a decrease by $16,000 in vaporizer sales and accessories due to the Company exiting the business as of March 31, 2016.

Costs of revenue

Costs of revenues decreased by approximately $811,000 for the six months ended June 30, 2016 as compared to the same period of 2015.

New market development costs decreased by approximately $538,000 during six months ended June 30, 2016 as compared to the same period of 2015. New market development costs consist of costs incurred in new markets prior to securing a location and obtaining a license for new dispensary or cultivation facilities in the state. The Company was not active in developing new market areas in 2016, leading to the aforementioned decrease.

During the three months ended June 30, 3015, the manufacturing partner of the Company announced that they had filed for restructuring and court protection under Chapter 11 of the United States Bankruptcy Code. The Company had Inventory and deposits on dispensing machines connected to this manufacturing partner. As a result, the Company wrote down both the inventory of the dispensing machines and deposits, for a total charge to Costs of revenues of approximately $355,000. There were no similar transactions during the same period of 2016.

During the second quarter of 2015, the Company forfeited $240,000 in earnest money due to unfavorable terms demanded by the sellers of real property to extend the escrow and closing date on the sale of the property. There were no corresponding charges in the second quarter of 2016.

The reduction of the above three categories of costs of revenue are the cause of the increase in our gross profit for the six months ended June 30, 2016. As result of our CBD oil sale program launched in the first quarter of 2016 the Company incurred cost of revenue related to procurement of CBD oils in the amount of approximately $195,000 during the second quarter of 2016. There were no corresponding costs for the same period of 2015. The gross profit on our CBD oil sales is approximately $44,000 or 18.5%.

In light of the court order to destroy all Whole Hemp plants, the Company has immediately expensed all Capitalized agricultural costs of $75,000 as of June 30, 2016, as all costs as of that date related to Whole Hemp plants.

Rental expenses on the master lease and tenant improvement amortization related to the Oregon rental income was approximately $46,000 and $23,000 for the three months ended June 30, 2016 and 2015, respectively. There were no corresponding costs for the same period of 2015.

Operating Expenses

Operating expenses consist of all other costs incurred during the period other than cost of revenue. The Company incurred approximately $6,457,000 in operating expenses for the six months ended June 30, 2016 compared to approximately $9,460,000 for the six months ended June 30, 2015. The decrease of approximately $3,004,000 was primarily due to the decrease in general and administrative expenses of $2,888,000.

Sales and Marketing expenses

Sales and marketing expenses include employee costs, outside services for sales and marketing consultants, travel and entertainment and sales lead generation. The Company incurred approximately $223,000 and $338,000 in sales and marketing expenses for the three months ended June 30, 2016 and 2015, respectively. The decrease was a result of the Company’s effort to cutback on expenses.

General and administrative

General and administrative expenses include salary costs, including stock based compensation, professional costs, including the costs associated with being a public company and consultants, rent and other costs. The expenses incurred during the six months ended June 30, 2016 and 2015 are summarized and described below:

Salary costs

Employee costs and bonuses increased by approximately $209,000 for the six months ended June 30, 2016 as compared to the same period in 2016. During 2016, there was an increase of approximately $263,000 in salaries, primarily due to the addition of our Chief Operating Officer and Vice President of Operations. This salary increase was offset by bonuses of approximately $53,000 in the three months ended June 30, 2015, while there were no cash bonuses for the same period in 2016.

The Company’s stock based compensation decreased by approximately $1,712,000 due to lower cost for director’s fees in the second year of their term. The director’s retention agreements specify higher stock grants in their first year of service (two Directors commenced service in the middle of 2014 and received inducement grants for their first year of service; their related costs were expensed over the year that included the first quarter of 2015). Additionally, the new grants expensed in 2016, were valued at a significantly lower share price.

Professional costs

Professional costs decreased approximately $16,000 for the six months ended June 30, 2016, as compared to the same period of 2015.

Legal costs increased by $189,000 during the six months ended June 30, 2016, as compared to the same period of 2015 mostly due to costs related to preparation of a Private Placement Memorandum to be offered by the Company’s subsidiary EWSD I and legal expenses related to the sale of our interest in the operating entity and our interest in the underlying real estate in San Diego offset by the recognition during the second quarter of 2015, of a liability of $430,000 to indemnify the Company's former CEO Dr. Bruce Bedrick for legal expenses, principally in connection with shareholders law suits.

Independent contractors cost increased by approximately $212,000 for the first six months of 2016 compared to the same period of 2015 due to consulting expenses incurred in connection with costs related to exploration and development of international markets and the preparation of a Private Placement Memorandum to be offered by the Company’s subsidiary, EWSD I.

The costs of being public include legal fees for our corporate securities counsel, filing fees, independent directors’ fees and bonuses and investor relations costs. There was an increase in these cost of approximately $145,000 comprised of a reduction by approximately $33,000 of the costs associated with being a public company and accounting and audit fees as the corresponding period reflects the additional costs of the Company’s filing of a registration statement on Form S-1, offset by independent director’s bonuses of approximately $178,000 .

These increases were offset by a decrease in costs related to the settlement expense of approximately $515,000 recognized in the six months ended June 30, 2015, related to the severance payments and related costs payable to Guy Marsala, former CEO of the Company. There were no similar expenses during the same period of 2016.

Rent

The increase in rent by approximately $202,000 during the six months of 2016 as compared to the same period of 2015 is due to recording the lease liability to the end of lease term, reflecting a continuing dispute with the landlord, for the Company’s previous headquarters in West Hollywood, California.

Other costs

Due to the Company’s development of the farm in Colorado, fund raising activities and exploration and development of international markets travel and related expenses increased by approximately $248,000.

In addition, as a part of the Company’s sale of our interest in the operating entity and our interest in the underlying real estate in San Diego, the Company wrote off $70,000 of uncollectable notes receivable from a previously associated partner of San Diego operating entity.

As part of the transactions with Whole Hemp (Note 3), the Company issued a warrant to purchase 4,000,000 shares of Company common stock valued at $76,000. The fair value of the warrants was included in deferred costs and due to the termination of the Farming and Growers Distribution Agreements this amount has been fully amortized during the six months ended June 30, 2016.

During the six months ended June 30, 2016 the Company incurred approximately $130,000 in new G&A costs related to the daily operations of the farm.

These increases were offset by a decrease in insurance costs by approximately $141,000 for the six months ended June 30, 2016, as compared to the same period of 2015, as the Company reduced their coverage to reduce on expenses.

Other Income (Expense)

Other income (expense) includes the financing costs associated with our financing activities, including the amortization of the debt discount and the change in fair value of the derivative liability. As disclosed in Note 7 of the Company’s financial statements, the reset provision for the subsequent sale of any dilutive issuance at a lower sale or exercise price than the then current conversion price results for accounting purposes as a liability being recognized for the fair value of the derivative. This derivative is re-measured each period end, with the net change in fair value for the six months ended June 30, 2016 and 2015 of gains of approximately $18,820,000 and $3,053,000, respectively, being recognized in Other income (expense). This gain is a result of the decrease in the fair value of the derivative liability created by the drop in our stock price. This derivative feature results in a debt discount for the initial fair value recognized for the derivative. The debt discount also includes the fair value of the warrants issued with the convertible debentures, as well as the discounts offered to the face value of the notes payable. This debt discount is amortized as “other expense” over the life of the convertible debenture, or until conversion, if earlier, which amounted in approximately $2,613,000 for the six months ended June 30, 2016 and $6,050,000 for the same period of 2015. Additionally, when the debt discount is greater than the face amount of the debenture, the effective interest method gives rise to the amortization being immediately amortized in full. The fundings during both the six months ended June 30, 2016 and 2015 were immediately amortized under this guidance. The approximately $3,436,000 reduction in amortization is the result of there being less external financing in 2016, and therefore less discounts being immediately amortized. Additionally, the current period closings of the convertible debentures resulted in the calculated fair value of the discount being greater than the face amount of the debt by approximately $2,641,000, with this excess amount being immediately expensed as Financing costs. Financing costs also includes the amortization of $420,000 relating to a note issued as an incentive to amend the terms of certain convertible debentures (Note 7). As the Company determined there is not sufficient authorized shares at quarter-end for conversion of all the convertible debentures and exercise of the warrants, under their sequencing policy (Note 7), the Company has recognized a warrant liability. The warrant liability is remeasured to its fair value at the end of every period, which resulted in the Company recognizing a gain from the change in fair value of the warrant liability of approximately $997,000 for six months ended June 30, 2016.

The change in fair value of the derivative liability for the six months ended June 30, 2015 was approximately $3,053,000 . The debt discount amounted to approximately $6,050,000 for the six months ended June 30, 2015. Additionally, the period closings to the July 2014 and September 2014 convertible debentures in the six months ended June 30, 2015 resulted in the calculated fair value of the debt being greater than the face amounts of the debt by approximately $2,300,000 with this excess amount being immediately expensed as Financing costs.

Interest expense for the stated interest on our convertible debentures and notes payable incurred during six months ended June 30, 2016 amounted to approximately $398,000. In addition to the foregoing, the Company incurred approximately $20,000 in interest offset by $7,000 premium amortization on the promissory note issued in relation to the purchase of the property in the State of Washington and approximately $111,000 related to notes for the purchase of the land in Colorado. All of the above resulted in interest expense of approximately $522,000 for the six months ended June 30, 2016.

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

As result of the Company’s sale of its interest in the operating entity and its interest in the underlying real estate in San Diego, the Company recorded a net gain of approximately $631,000. In addition, on June 30, 2016, the Company entered into an assignment agreement whereby we sold and assigned all of our rights in the operating agreement, including but not limited to the assets and liabilities we held in relation to the Portland dispensary, resulting in a net loss of $178,000 on sale of assets.

Net Income (Loss)

As a result of the factors set forth above, our net loss decreased by approximately $23,625,000 for the six months ended June 30, 2016, resulting in net income of approximately $7,796,000 for the six months ended June 30, 2016.

Liquidity and Capital Resources

As of June 30, 2016, the Company had cash on hand of approximately $22,000 compared to approximately $92,000 at June 30, 2015.

Cash Flow

During the six months ended June 30, 2016, cash was primarily used to fund operations of the Company, as well as operations and development of the Farm.

	For the six months ended June 30,
Cash flow	2016	2015
Net cash used in operating activities	$(2,637,202)	$(4,166,781)
Net cash provided by investing activities	218,294	—
Net cash provided by financing activities	2,321,631	4,629,866

Net (decrease) increase in cash	$(97,277)	$463,085

Cash Flows – Operating Activities

During the six months ended June 30, 2016, cash flows used in operating activities were approximately $2,637,000, consisting primarily of the net income for the six months ended June 30, 2016 of approximately $7,796,000, increased for non-cash financing costs of approximately $3,061,000, amortization of the debt discount of approximately $2,613,000, stock based compensation of approximately $645,000, and reduced for non-cash adjustments for the change in fair value of the derivative liability of approximately $18,820,000 and change in fair value of the warrant liability of approximately $997,000. Additional significant components of cash used in operating activities included the accrued settlement expenses for rental expense under the lease for the previous office in West Hollywood of approximately $227,000, offset by an increase of approximately $3,445,000 due to the timing and deferral of the payment of trade payables, and an increase in accrued interest of approximately $394,000.

Cash Flows – Investing Activities

During the six months ended June 30, 2016, cash flows provided by investing activities was approximately $218,000, consisting primarily of the $529,000 in costs related to construction in progress for the build out of greenhouses on the Farm, offset by approximately $631,000 in proceeds from the sale of the Company’s interest in San Diego Sunset, as well as the proceeds from the sale of the assets of Varporfection, and approximately $92,000 in proceeds for the sale of the rights and assets of the Portland dispensary.

Cash Flows – Financing Activities

During the six months ended June 30, 2016, cash flows provided by financing activities were approximately $2,322,000, consisting mainly of approximately $1,816,000 of net proceeds from the issuance of convertible notes payable, approximately $569,000 from the issuance of notes payable and $105,000 in the issuance of convertible debentures to two of the Company’s Directors. This was offset mainly by approximately $223,000 in payments on the notes payable related to the Company’s land acquisition.

Future Liquidity and Cash Flows

Management believes that the Company’s cash balances on hand, cash flows expected to be generated from operations, proceeds from current and future expected debt issuances and proceeds from future share capital issuances, if any, may not be sufficient to fund the Company’s net cash requirements through August 2017. As noted in the footnotes to the accompanying condensed consolidated financial statements, the Company is also in the process of obtaining final approval on a settlement agreement in their Class action and Derivative lawsuits (Note 11) and recently received a Wells Notice from the SEC (Note 11) in connection with misstatements by prior management in the Company’s financial statements for 2012, 2013 and the first three quarters of 2014, and recently received a Notice of Default from a creditor following non-payment of the balance under a certain promissory note at maturity thereof, pursuant to which the Company will incur penalties and an increased interest rate as well as potential legal expenses associated with the creditor’s legal actions.. The Company is unable to predict the outcome of these matters, nevertheless, a rejection of the settlement agreements or adverse action of the SEC or the failure to agree to additional waivers or forbearance by the creditor could have a material adverse effect on the financial condition, results of operations and/or cash flows of the Company and its ability to raise funds in the future. In order to execute the Company’s long-term growth strategy, which may include selected acquisitions of businesses or facilities that may bolster the the Company’s CBD oil extraction business or real estate for the cultivation of hemp , the Company will need to raise additional funds through public or private equity offerings, debt financings, or other means.

The Company's financial statements were prepared on a going concern basis. The going concern basis assumes that the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of business. During the six months ended June 30, 2016, the Company had net income of approximately $7.8 million, negative cash flow from operations of $2.6 million and negative working capital of $19.7 million. The Company will need to raise capital in order to fund its operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement a business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

On July 24, 2015, the Company entered into an Agreement of Purchase and Sale of Membership Interest with East West Secured Development, LLC to purchase 100% of the membership interest of EWSD I, LLC which has entered into an agreement with Southwest Farms, Inc. to purchase certain real property comprised of 320-acres of agricultural land in Pueblo, Colorado (the “Farm”). The Farm is expected to yield revenue and profits for the Company in future years, through farming hemp, extracting CBD oil and controlling the full production cycle to ensure consistent quality.

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

Financing Plans:

During the first half of 2016, we received approximately $1.8 million in net financing from our lenders.

Subsequent to June 30, 2016, the Company has received approximately $1,266,000, net of approximately $40,000 in withholdings, in additional closings under the June 30, 2016 financing with our largest creditor (Note 7).

Additionally, on September 30, 2016, the Company entered into a securities purchase agreement with a new investor pursuant to which two wholly-owned subsidiaries of the Company, EWSD I and Pueblo agreed to jointly sell, and the Investor agreed to purchase, an aggregate of up to $3,350,000 in subscription amount of discounted promissory notes (that could raise approximately $2,000,000 in cash, of which the Company has already received approximately $650,000) (Note 12).

We are actively seeking additional financing over the next few months to fund operations.

On May 24, 2016, the Company received a notice from the OTC that the company’s bid price is below $.01 and does not meet the Standards for Continued Eligibility for OTCQB as per the OTCQB Standards. If the bid price has not closed at or above $.01 for ten consecutive trading days by November 20, 2016, the company will be moved to the OTC Pink marketplace. Additionally, on September 9th, the Company received notice from the OTC that OTC Markets would move the Company’s listing from the OTCQB market to OTC Pink Sheets market, if the Company had not filed this Quarterly Report on Form 10-Q for the period ended June 30, 2016 by September 30, 2016. On or about October 1, 2016, the Company moved to the OTC Pink Sheets market. These actions might impact the Company's ability to obtain funding.

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

It is uncertain whether the Company can obtain financing to fund operating deficits until profitability is achieved or until revenues increase. This need may be adversely impacted by: unavailability of financing, uncertain market conditions, the success of the crop growing season, the demand for CBD oil, the ability of the Company to obtain financing for the equipment and labor needed to cultivate hemp and extract the CBD oil, and adverse operating results. The outcome of these matters cannot be predicted at this time.

Off Balance Sheet Transactions

We do not have any off-balance sheet credit exposure related to our customers.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Based on our management’s evaluation as of June 30, 2016, the end of the period covered by this Report, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

In connection with the preparation of our annual consolidated financial statements, our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2016. Management based this assessment on the criteria established in Internal Control over Financial Reporting — Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission (which is sometimes referred to as the 1992 COSO Framework). Management believes that it is in the process of taking steps to remediate the material weakness which lead to the restatements of the Company’s financials for the first three quarters of 2014, however, management, with the help of our CEO, concluded that our internal controls over financial reporting as of June 30, 2016 remain ineffective, because of the departure of the Company’s Chief Financial Officer, Douglas C. Mitchell, on May 31, 2016, and because remediation efforts will continue during 2016.

Changes in Internal Controls; Plan of Remediation

Based on our management’s evaluation as of December 31, 2014, they determined that there was a deficiency in our internal control over financial reporting that constituted a material weakness at December 31, 2014. The Company took steps to remediate these issues during the year ending December 31, 2015. Management believes there have been improvements during the year ending December 31, 2015, but sufficient time has not lapsed to ensure the remediation and controls set in place are effective as of June 30, 2016. Furthermore, Douglas C. Mitchell, the Company’s Chief Financial Officer, resigned on May 31, 2016.

Other than as set forth above, there was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except as noted above.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

On May 22, 2013, Medbox (now known as Notis Global, Inc.) initiated litigation in the United States District Court in the District of Arizona against three shareholders of MedVend Holdings LLC (“Medvend”) in connection with a contemplated transaction that Medbox entered into for the purchase of an approximate 50% ownership stake in Medvend for $4.1 million. The lawsuit alleges fraud and related claims arising out of the contemplated transaction during the quarter ended June 30, 2013. The litigation is pending and Medbox has sought cancellation due to a fraudulent sale of the stock because the selling shareholders lacked the power or authority to sell their ownership stake in MedVend, and their actions were a breach of representations made by them in the agreement. On November 19, 2013 the litigation was transferred to United States District Court for the Eastern District of Michigan. MedVend recently joined the suit pursuant to a consolidation order executed by a new judge assigned to the matter. In the litigation, the selling shareholder defendants and Medvend seek to have the transaction performed, or alternatively be awarded damages for the alleged breach of the agreement by Medbox. Medvend and the shareholder defendants seek $4.55 million in damages, plus costs and attorneys’ fees. Medbox has denied liability with respect to all such claims. On June 5, 2014, the Company entered into a purchase and sale agreement (the “Medvend PSA”) with PVM International, Inc. (“PVMI”) concerning this matter. Pursuant to the Medvend PSA, the Company sold to PVMI the Company’s rights and claims attributable to or controlled by the Company against those three certain stockholders of Medvend, known as Kaplan, Tartaglia and Kovan (the “Medvend Rights and Claims”), in exchange for the return by PVMI to the Company of 30,000 shares of the Company’s common stock. PVMI is owned by Vincent Mehdizadeh, formerly the Company’s largest stockholder. On December 17, 2015, the Company entered into a revocation of the Medvend PSA, which provided that from that date forward, Medbox would take over the litigation and be responsible for the costs and attorneys’ fees associated with the Medvend Litigation from December 17, 2015 forward. All costs and attorneys’ fees through December 16, 2015 will be borne by PVMI. After the filing of a motion for substitution of Medbox n/k/a Notis Global, Inc. for PVMI, Defendants’ agreed, via a stipulated order, to permit the substitution. The Court entered the order substituting Notis Global, Inc. for PVMI on February 17, 2016. A new litigation schedule was recently issued which resulted in an adjournment of the trial. A new trial date will be set by the court following its ruling on a motion for summary judgment filed by Defendants and Medvend, which is set for hearing on November 16, 2016. At this time, the Company cannot determine whether the likelihood of an unfavorable outcome of the dispute is probable or remote, nor can they reasonably estimate a range of potential loss, should the outcome be unfavorable.

On February 20, 2015, Michael A. Glinter, derivatively and on behalf of nominal defendants Medbox, Inc. the Board and certain executive officers (Pejman Medizadeh, Matthew Feinstein, Bruce Bedrick, Thomas Iwanskai, Guy Marsala, J. Mitchell Lowe, Ned Siegel, Jennifer Love, and C. Douglas Mitchell) filed a suit in the Superior Court of the State of California for the County of Los Angeles. The suit alleges breach of fiduciary duties and abuse of control by the defendants. Relief is sought awarding damages resulting from breach of fiduciary duty and to direct the Company and the defendants to take all necessary actions to reform and improve its corporate governance and internal procedures to comply with applicable law. The Company has entered into a Stipulation and Agreement of Settlement on October 16, 2015. See more detailed discussion below under Derivative Settlements.

On January 21, 2015, Josh Crystal on behalf of himself and of all others similarly situated filed a class action lawsuit in the U.S. District Court for Central District of California against Medbox, Inc., and certain past and present members of the Board (Pejman Medizadeh, Bruce Bedrick, Thomas Iwanskai, Guy Marsala, and C. Douglas Mitchell). The suit alleges that the Company issued materially false and misleading statements regarding its financial results for the fiscal year ended December 31, 2013 and each of the interim financial periods that year. The plaintiff seeks relief of compensatory damages and reasonable costs and expenses or all damages sustained as a result of the wrongdoing. On April 23, 2015, the Court issued an Order consolidating the three related cases in this matter: Crystal v. Medbox, Inc., Gutierrez v. Medbox, Inc., and Donnino v. Medbox, Inc., and appointing a lead plaintiff. On July 27, 2015, Plaintiffs filed a Consolidated Amended Complaint. The Company has entered into a Stipulation and Agreement of Settlement on October 16, 2015. See more detailed discussion below under Class Settlement.

On January 18, 2015, Ervin Gutierrez filed a class action lawsuit in the U.S. District Court for the Central District of California. The suit alleges violations of federal securities laws through public announcements and filings that were materially false and misleading when made because they misrepresented and failed to disclose that the Company was recognizing revenue in a manner that violated US GAAP. The plaintiff seeks relief for compensatory damages and reasonable costs and expenses or all damages sustained as a result of the wrongdoing. On April 23, 2015, the Court issued an Order consolidating the three related cases in this matter: Crystal v. Medbox, Inc., Gutierrez v. Medbox, Inc., and Donnino v. Medbox, Inc., and appointing a lead plaintiff. On July 27, 2015, Plaintiffs filed a Consolidated Amended Complaint. The Company has entered into a Stipulation and Agreement of Settlement on October 16, 2015. See more detailed discussion below under Class Settlement.

On January 29, 2015, Matthew Donnino filed a class action lawsuit in the U.S. District Court for Central District of California. The suit alleges that the Company issued materially false and misleading statements regarding its financial results for the fiscal year ended December 31, 2013 and each of the interim financial periods that year. The plaintiff seeks relief for compensatory damages and reasonable costs and expenses or all damages sustained as a result of the wrongdoing. On April 23, 2015, the Court issued an Order consolidating the three related cases in this matter: Crystal v. Medbox, Inc., Gutierrez v. Medbox, Inc., and Donnino v. Medbox, Inc., and appointing a lead plaintiff. On July 27, 2015 Plaintiffs filed a Consolidated Amended Complaint. The Company has entered into a Stipulation and Agreement of Settlement on October 16, 2015. See more detailed discussion below under Class Settlement.

On February 12, 2015, Jennifer Scheffer, derivatively on behalf of Medbox, Guy Marsala, Ned Siegel, Mitchell Lowe and C. Douglas Mitchell filed a lawsuit in the Eighth Judicial District Court of Nevada seeking damages for breaches of fiduciary duty regarding the issuance and dissemination of false and misleading statements and regarding allegedly improper and unfair related party transactions, unjust enrichment and waste of corporate assets. On April 17, 2015, Ned Siegel and Mitchell Lowe filed a Motion to Dismiss. On April 20, 2015, the Company filed a Joinder in the Motion to Dismiss. On July 27, 2015, the Court held a hearing on and granted the Motion to Dismiss without prejudice. The Company has entered into a Stipulation and Agreement of Settlement on October 16, 2015. See more detailed discussion below under Derivative Settlements.

On March 10, 2015, Robert J. Calabrese, derivatively and on behalf of nominal defendant Medbox, Inc., filed a suit in the United States District Court for the District of Nevada against certain Company officers and/or directors (Ned L. Siegel, Guy Marsala, J. Mitchell Lowe, Pejman Vincent Mehdizadeh, Bruce Bedrick, and Jennifer S. Love). The suit alleges breach of fiduciary duties and gross mismanagement by issuing materially false and misleading statements regarding the Company’s financial results for the fiscal year ended December 31, 2013 and each of the interim financial periods. Specifically the suit alleges that defendants caused the Company to overstate the Company’s revenues by recognizing revenue on customer contracts before it had been earned. The plaintiff seeks relief for compensatory damages and reasonable costs and expenses for all damages sustained as a result of the alleged wrongdoing. The Company has entered into a Stipulation and Agreement of Settlement on October 16, 2015. See more detailed discussion below under Derivative Settlements.

On March 27, 2015, Tyler Gray, derivatively and on behalf of nominal defendant Medbox, Inc., filed a suit in the United States District Court for the District of Nevada against the Company’s Board of Directors and certain executive officers (Pejman Vincent Mehdizadeh, Matthew Feinstein, Bruce Bedrick, Thomas Iwanski, Guy Marsala, J. Mitchell Lowe, Ned Siegel, Jennifer S. Love, and C. Douglas Mitchell). The suit alleges breach of fiduciary duties and abuse of control. The plaintiff seeks relief for compensatory damages and reasonable costs and expenses for all damages sustained as a result of the alleged wrongdoing. Additionally the plaintiff seeks declaratory judgments that plaintiff may maintain the action on behalf of the Company, that the plaintiff is an adequate representative of the Company, and that the defendants have breached and/or aided and abetted the breach of their fiduciary duties to the Company. Lastly the plaintiff seeks that the Company be directed to take all necessary actions to reform and improve its corporate governance and internal procedures to comply with applicable law. The Company has entered into a Stipulation and Agreement of Settlement on October 16, 2015. See more detailed discussion below under Derivative Settlements.

On May 20, 2015, Patricia des Groseilliers, derivatively and on behalf of nominal defendant Medbox, Inc., filed a suit in the United States District Court for the District of Nevada against the Company’s Board of Directors and certain executive officers (Pejman Vincent Mehdizadeh, Ned Siegel, Guy Marsala, J. Mitchell Lowe, Bruce Bedrick, Jennifer S. Love, Matthew Feinstein, C. Douglas Mitchell, and Thomas Iwanski). The suit alleges breach of fiduciary duties and unjust enrichment. The plaintiff seeks relief for compensatory damages and reasonable costs and expenses for all damages sustained as a result of the alleged wrongdoing. Additionally the plaintiff seeks declaratory judgments that plaintiff may maintain the action on behalf of the Company, that the plaintiff is an adequate representative of the Company, and that the defendants have breached and/or aided and abetted the breach of their fiduciary duties to the Company. Lastly the plaintiff seeks that the Company be directed to take all necessary actions to reform and improve its corporate governance and internal procedures to comply with applicable law. The Company has entered into a Stipulation and Agreement of Settlement on October 16, 2015. See more detailed discussion below under Derivative Settlements.

On June 3, 2015, Mike Jones, derivatively and on behalf of nominal defendant Medbox, Inc., filed a suit in the U.S. District Court for Central District of California against the Company’s Board of Directors and certain executive officers (Guy Marsala, J. Mitchell Lowe, Ned Siegel, Jennifer S. Love, C. Douglas Mitchell, Pejman Vincent Mehdizadeh, Matthew Feinstein, Bruce Bedrick, and Thomas Iwanski). The suit alleges breach of fiduciary duties, abuse of control, and breach of duty of honest services. The plaintiff seeks relief for compensatory damages and reasonable costs and expenses for all damages sustained as a result of the alleged wrongdoing. Additionally the plaintiff seeks declaratory judgments that plaintiff may maintain the action on behalf of the Company, that the plaintiff is an adequate representative of the Company, and that the defendants have breached and/or aided and abetted the breach of their fiduciary duties to the Company. Lastly the plaintiff seeks that the Company be directed to take all necessary actions to reform and improve its corporate governance and internal procedures to comply with applicable law. On July 20, 2015, the Court issued an Order consolidating this litigation with those previously consolidated in the Central District (Crystal, Gutierrez, and Donnino). On October 7, 2015, the Court issued an Order modifying the July 20, 2015 Order consolidating the litigation so that the matters remain consolidated for the purposes of pretrial only. The Company has entered into a Stipulation and Agreement of Settlement on October 16, 2015. See more detailed discussion below under Derivative Settlements.

On July 20, 2015, Kimberly Freeman, derivatively and on behalf of nominal defendant Medbox, Inc., filed a suit in the Eighth Judicial District Court of Nevada against the Company’s Board of Directors and certain executive officers (Pejman Vincent Mehdizadeh, Guy Marsala, Ned Siegel, J. Mitchell Lowe, Jennifer S. Love, C. Douglas Mitchell, and Bruce Bedrick). The suit alleges breach of fiduciary duties and unjust enrichment. The plaintiff seeks relief for compensatory damages and reasonable costs and expenses for all damages sustained as a result of the alleged wrongdoing. Additionally the plaintiff seeks declaratory judgments that plaintiff may maintain the action on behalf of the Company, that the plaintiff is an adequate representative of the Company, and that the defendants have breached and/or aided and abetted the breach of their fiduciary duties to the Company. Lastly the plaintiff seeks that the Company be directed to take all necessary actions to reform and improve its corporate governance and internal procedures to comply with applicable law. The Company has entered into a Stipulation and Agreement of Settlement on October 16, 2015. See more detailed discussion below under Derivative Settlements.

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

On October 27, 2015, separate from the above lawsuits and settlement, Richard Merritts, derivatively and on behalf of nominal defendant Medbox, Inc., filed a suit in the Superior Court of the State of California for the County of Los Angeles against the Board and certain executive officers (Guy Marsala, J. Mitchell Lowe, Ned Siegel, Jennifer S. Love, C. Douglas Mitchell, Pejman Vincent Mehdizadeh, Matthew Feinstein, Bruce Bedrick, Jeff Goh, and Thomas Iwanski). The suit titled Merritts v. Marsala, et al., Case No. BC599159 (the “Merritts Action”), alleges breach of fiduciary duties by the defendants. Relief is sought awarding damages resulting from breach of fiduciary duty and to direct the Company and the defendants to take all necessary actions to reform and improve its corporate governance and internal procedures to comply with applicable law. On February 16, 2016, the court issued an order staying the litigation pending final court approval of the settlement of the other pending derivative actions involving Medbox, Inc., as nominal defendant, and former and current officers and directors. The settlement of the other derivative actions has been preliminarily approved by the court in Jones v. Marsala, et al., Case No. 15-cv-4170 BRO (JEMx), in the U.S. District Court for the Central District of California. On March 25, 2016, Merritts filed a Motion to Intervene in the case filed by Mike Jones in the U.S. District Court for the Central District of California. By his Motion, Merritts seeks limited intervention in the Jones shareholder derivative action in order to seek confirmatory information and discovery regarding the Stipulation and Agreement of Settlement preliminarily approved by the Court on February 3, 2016. On April 4, 2016, Plaintiff Jones and the Company separately filed oppositions to the Motion to Intervene. On April 22, 2016, the Court issued an Order granting, without a hearing, shareholder Richard Merritts’ Motion to Intervene in the lawsuit titled Mike Jones v. Guy Marsala, et al. , in order to conduct limited discovery. On September 16, 2016, solely to avoid the costs, risks, and uncertainties inherent in litigation, the parties entered into a settlement regarding Merritts’ claims. See more detailed discussion below under Derivative Settlements.

Class Settlement

On December 1, 2015, Medbox and the class plaintiffs in Josh Crystal v. Medbox, Inc., et al., Case No. 2:15-CV-00426-BRO (JEMx), pending before the United States District Court for the Central District of California (the “Court”) notified the Court of the settlement. The Court stayed the action pending the Court’s review of the settlement and directed the parties to file a stipulation of settlement. On December 18, 2015, plaintiffs filed the Motion for Preliminary Approval of Class Action Settlement that included the stipulation of settlement. On February 3, 2016, the Court issued an Order granting preliminary approval of the settlement. The settlement provides for notice to be given to the class, a period for opt outs and a final approval hearing. The Court originally scheduled the Final Settlement Approval Hearing to be held on May 16, 2016 but continued it to August 15, 2016 to be heard at the same time as the Final Settlement Approval Hearing for the derivative actions, discussed below. The principal terms of the settlement are:

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

The Court originally scheduled a final Settlement Hearing to be held on May 16, 2016 but subsequently continued that hearing to October 17, 2016. By the terms of the settlement, a final Court approval would provide for a release of the claims in the Shareholder Derivative Actions and a bar against continued prosecution of all claims covered by the release. By entering into the Settlement, the settling parties have resolved the derivative claims to their mutual satisfaction. The Individual Defendants have not admitted the validity of any claims or allegations and the settling plaintiffs have not admitted that any claims or allegations lack merit or foundation.

The final Settlement Hearing was held on October 17, 2016, and the Court has taken the settlement under review.

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

On September 16, 2016, solely to avoid the costs, risks, and uncertainties inherent in litigation, the parties entered into a settlement regarding the Merritts Action. The settlement provides, among other things, for the release and dismissal of all asserted claims. Under the terms of the settlement, the Company agrees to adopt and to adhere to certain corporate governance processes in the future. In addition to these corporate governance measures, the Company will make a payment of $135,000 in cash to be used to pay Merritts’ counsel for any attorneys’ fees and expenses, or as service awards to plaintiff Merritts, that are approved and awarded by the Court. The settlement is contingent on final court approval. The final Settlement Hearing was held October 17, 2016 at the same date and time as the final Settlement Hearing for the Shareholder Derivative Lawsuits. The Court has taken the settlement under review.

The Settlements remain subject to approval by the Court. The Court must determine whether (1) the terms and conditions of the Settlements are fair, reasonable, and adequate in the best interest of the Company and its stockholders, (2) if the judgment, as provided for in the Settlements, should be entered, and (3) if the request of plaintiff’s counsel for an award of attorneys’ fees and reimbursement of expenses should be granted.

The Company’s responsibilities as to the proposed settlements of the Class Action and the Shareholder Derivative Lawsuits have been accrued and included in Accrued settlement and severance expenses on the accompanying consolidated balance sheet as of December 31, 2015. If the settlements of the Class Action, the Shareholder Derivative Lawsuits, or the Merritts Action do not receive final court approval, it could have a material adverse effect on the financial condition, results of operations and/or cash flows of the Company and their ability to raise funds in the future.

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

In March 2016, the staff of the Los Angeles Regional Office of the U.S. Securities and Exchange Commission advised counsel for the Company in a telephone conversation, followed by a written “Wells” notice, that it is has made a preliminary determination to recommend that the Commission file an enforcement action against the Company in connection with misstatements by prior management in the Company’s financial statements for 2012, 2013 and the first three quarters of 2014. A Wells Notice is neither a formal allegation of wrongdoing nor a finding that any violations of law have occurred. Rather, it provides the Company with an opportunity to respond to issues raised by the Staff and offer its perspective prior to any SEC decision to institute proceedings. These proceedings could result in the Company being subject to an injunction and cease and desist order from further violations of the securities laws as well as monetary penalties of disgorgement, pre-judgment interest and a civil penalty. The Company has responded in writing to the “Wells” notice. Under current management, the Company restated the relevant financial statements and took other remedial action, and has been cooperating with the SEC’s investigation since November 2014, including the appointment of a Special Committee of the Board to investigate the conduct of prior management and disclose this conduct to the SEC. The Company has also produced documents to the SEC and has made witnesses available, both voluntarily and for sworn testimony pursuant to subpoena. The Company is unable to predict the outcome of the investigation, any potential enforcement actions or any other impact on the Company that may arise as a result of such investigation. The Company has not established a liability for this matter, because it believes that the probability of loss related to this matter and an estimate of the amount of loss, if any, are not determinable at this time. An adverse judgment or action of the SEC could have a material adverse effect on the financial condition, results of operations and/or cash flows of the Company and their ability to raise funds in the future.

Other litigation

Whole Hemp complaint

A complaint was filed by Whole Hemp Company, LLC d/b/a Folium Biosciences (“Whole Hemp”) on June 1, 2016, naming Notis Global, Inc. and EWSD I, LLC (collectively, “Notis”), as defendants in Pueblo County, CO district court.  The complaint alleges five causes of action against Notis:  misappropriation of trade secrets, civil theft, intentional interference with prospective business advantage, civil conspiracy, and breach of contract.  All claims concern contracts between Whole Hemp and Notis for the Farming Agreement and the Distributor Agreement.

The court entered an ex parte temporary restraining order on June 2, 2016, and a modified temporary restraining order on July 14, 2016, enjoining Notis from disclosing, using, copying, conveying, transferring, or transmitting Whole Hemp’s trade secrets, including Whole Hemp’s plants.  On June 13, 2016, the court ordered that all claims be submitted to arbitration, except for the disposition of the temporary restraining order.

On August 12, 2016, the court ordered that all of Whole Hemp’s plants in Notis’ possession be destroyed, which occurred by August 24, 2016,, at which time the temporary restraining order was dissolved and the parties will soon file a motion to dismiss the district court action.

Notis commenced arbitration in Denver, CO on August 2, 2016, seeking injunctive relief and alleging breaches of the contracts between the parties.  Whole Hemp filed is Answer and counterclaims on September 6, 2016, asserting similar allegations that were asserted to the court.

On September 30, 2016, the arbitrator held an initial status conference and agreed to allow EWSD and Notis to file a motion to dismiss some or all of Whole Hemp’s claims by no later than October 28, 2016. The parties were also ordered to make initial disclosures of relevant documents and persons with knowledge of relevant information by October 21, 2016.

West Hollywood Lease

The lease for the former office at 8439 West Sunset Blvd. in West Hollywood, CA has been partially subleased. The Company plans to sublease the remainder of the office in West Hollywood, CA and continues to incur rent expense while the space is being marketed. The landlord for the prior lease filed a suit in Los Angeles Superior Court in April 2015 against the Company for damages they allege have been incurred from unpaid rent and otherwise. In January 2016, the landlord filed a first amended complaint adding the independent guarantors under the lease as co-defendants and specifying damages claim of approximately $300,000. On September 8, 2016, the court approved Mani Brothers’ application for writ of attachment in the State of California in the amount of $374,402 against Prescription Vending Machines, Inc. (“PVM”). A trial date has been set in May 2017. The Company is presently unable to determine whether the likelihood of an unfavorable outcome of the dispute is probable or remote, nor can it reasonably estimate a range of potential loss, should the outcome be unfavorable.

Los Angeles Lease

The Company’s former landlord, Bank Leumi, filed an action against the Company in Los Angeles Superior Court for breach of lease on August 31, 2016, seeking $29,977 plus fees and interest, in addition to rent payment for September 2016. The Company filed a response to the complaint on September 21, 2016, and a case management conference is scheduled for December 9, 2016. The Company is presently trying settle the dispute with the landlord.

Item 1A.	Risk Factors.

One of the Company’s significant creditors has issued a Notice of Default to the Company, triggering penalties and the potential acceleration of amounts due under the defaulted Note.

On September 22, 2016, the Company received notice of an Event of Default and Acceleration (the “Notice Letter”) in connection with that certain Promissory Note (the “Note”) dated March 14, 2016 issued by the Company, in favor of Chicago Venture Partners, L.P., in the original principal amount of $140,000. The Note was issued pursuant to that certain Note Purchase Agreement between the Company and Chicago Ventures Partners of the same date.

Pursuant to the Notice Letter, (1) beginning on September 14, 2016, the maturity date of the Note, the Note began to accrue interest at a default rate of 22% per annum (the “Default Rate Adjustment”), (2) Chicago Venture Partners declared all unpaid principal, accrued interest and other amounts due and payable at 125% of the outstanding balance of the Note (the “Mandatory Default Amount”), and (3) Chicago Venture Partners declared the outstanding balance of the Note immediately due and payable (the “Acceleration Payment”).

On September 23, 2016, Chicago Venture Partners agreed to forebear the Acceleration Payment for a period of 30 days, and the Company and Chicago Venture Partners are in the process of negotiating a forbearance agreement reflecting the 30-day forbearance. Regardless of such forbearance, the Default Rate Adjustment and the application of the Mandatory Default Amount formula shall remain in effect. As a result of the application of the Mandatory Default Amount formula, the outstanding balance of the Note increased to $184,022.27 from $147,217.81.

As a result of the effect of the Notice Letter, other of the Company’s lenders could issue similar notices of events of default or acceleration or penalties due to the Company’s Event of Default set forth in the Notice Letter. Furthermore, the Company may incur additional penalties and fees after the conclusion of the period of forbearance if the Company cannot agree to additional waivers or forbearance by Chicago Venture Partners or Chicago Venture Partners takes legal action to enforce its rights under the Note and the Note Purchase Agreement. These penalties and fees, the acceleration of the note, and the incurrence of costs associated with defending itself in a legal action, could have a material adverse effect on the Company’s financial condition, results of operations and/or cash flows of the Company, and the Company’s ability to conduct its business, execute its operational strategies and continue as a going concern.

The Company was delayed in filing this Quarterly Report on Form 10-Q and such delays may have triggered other events of default under the Company’s credit agreements and existing debt instruments

The Company’s creditors may issue other notices of default and the Company may incur other penalties due to breach of covenants in the Company’s debt instruments with each of its lenders that the Company will maintain current public information filed with the SEC and comply with deadlines required to filed such information under the Securities Act of 1934. As a result of the Company’s delayed filing of this Quarterly Report, on September 9, 2016, the Company received notice from the OTC Markets that OTC Markets would move the Company’s listing from the OTCQB market to OTC Pink Sheets market, if the Company had not filed this Quarterly Report by September 30, 2016. The Company did not meet this deadline, and moving to the OTC Pink Sheets market could have an adverse effect on shareholders’ ability to trade the common stock of the Company in the marketplace, lower the volume of trading of the Company’s common stock during the time that the stock is quoted in the OTC Pink Sheets market, have an adverse effect on the price of the Company’s common stock, and result in fewer brokers covering information made public by the Company or executing trades on the stock for their clients. Each of the foregoing could have a material adverse effect on the Company’s financial condition, results of operations and/or cash flows, and the Company’s ability to conduct its business, execute its operational strategies and continue as a going concern.

In addition to the other information set forth in this report, you should carefully consider the factors discussed under “Risk Factors” as filed in the Company’s Form 10-K filed with the Securities and Exchange Commission on April 13, 2016, as amended on Form 10-K/A on April 29, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Description

3.1	Certificate of Amendment of Articles of Incorporation of Notis Global, Inc., dated April 15, 2016 (1)

10.01	Securities Purchase Agreement, dated May 20, 2016, between the Company and the May 23 2016 Investor*

10.02	May 23 2016 Investor Convertible Promissory Note*

10.03	Form of May 23 2016 Investor Note*

10.04	Membership Interest Pledge Agreement, dated May 20, 2016, between the Company and the May 23 2016 Investor*

10.05	Securities Purchase Agreement, dated June 22, 2016, between the Company and the June 22 2016 Investor*

10.06	Equity Purchase Agreement, dated June 22, 2016, between the Company and the June 22 2016 Investor*

10.07	Registration Rights Agreement, dated June 22, 2016, between the Company and the June 22 2016 Investor*

10.08	June 22 2016 Investor Convertible Bridge Debenture*

10.09	June 22 2016 Investor Convertible Commitment Debenture*

10.10	Contract to Buy and Sell Real Estate, dated June 15, 2016*

10.11	Securities Purchase Agreement, dated June 30, 2016, between the Company and the June 30 2016 Investor*

10.12	Form of June 30 2016 Investor Convertible Debenture*

10.13	Security Agreement, dated June 30, 2016, between the Company and the June 30 2016 Investor*

10.14	June 30 2016 Investor Guarantee*

31.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-54928), filed with the Commission on April 19, 2016.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Notis Global, Inc.

Date: October 21, 2016	By:	/s/ Jeffrey Goh
Jeffrey Goh
President and Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

