Form 10-Q
period 2017-09-30
Notis Global, Inc.
filed 2017-12-21
CIK 1547996

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 000-54928

NOTIS GLOBAL, INC.

(Exact name of registrant as specified in its charter)

Nevada	45-3992444
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1715 Highway 35 North, Suite 101, Middletown, NJ	07748
(Address of principal executive offices)	(zip code)

(800) 762-1452

(Registrant’s telephone number, including area code)

633 West 5th Street, 28th Floor, Los Angeles, CA 90071

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

As of December 21, 2017, the registrant had 9,982,923,868 shares of common stock, par value $0.001 per share, outstanding.

NOTIS GLOBAL, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

NOTIS GLOBAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2016	December 31, 2015
Assets	(unaudited)
Current assets
Cash	$204,565	$119,010
Marketable securities	16,010	9,410
Accounts receivable, net	12,488	29,999
Notes receivable, net of allowances of $50,841	—	60,000
Inventory, net	32,300	150,823
Capitalized agricultural costs	25,921	—
Prepaid insurance	79,403	73,755
Prepaid expenses and other current assets	210,031	83,663
Total current assets	580,718	526,660

Property and equipment, net of accumulated depreciation of $29,226 and $16,986, respectively	58,744	470,578
Land	4,945,000	4,945,000
Advances for machinery	367,840	—
Construction in progress	1,241,380	624,173
Deferred costs	—	375,018
Deposits and other assets, net of reserve of $102,500 and $115,000, respectively	7,486	50,212
Total assets	$7,201,168	$6,991,641

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payables	$6,402,675	$3,100,804
Accrued interest payable	171,919	430,702
Accrued expenses, directors	148,652	241,410
Accrued settlement and severance expenses	653,313	962,703
Accrued legal contingencies	374,402	185,225
Other accrued expenses	180,331	275,269
Deferred revenue, current	159,982	214,343
Notes payable, net of premium of $0 and $16,667, respectively and discounts of $803,025 and $0, respectively	2,372,599	256,897
Related party notes payable, net of discount of $6,000 and $0, respectively	283,866	—
Convertible notes payable, net of discount of $1,242,601 and $151,414 , respectively	7,464,866	6,667,523
Convertible notes payable, directors	105,000	—
Derivative liability	3,761,508	19,246,594
Warrant liability	101,577	940,000
Customer deposits	931,204	931,204
Total current liabilities	23,111,894	33,452,674

Notes payable, less current portion	4,029,417	4,288,631
Deferred revenue, less current portion	218,058	337,523
Total liabilities	27,359,369	38,078,828
Commitments and contingencies (Note 11)
Stockholders’ Deficit
Preferred stock, $0.001 par value: 10,000,000 authorized; 0 issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	—	—
Common stock, $0.001 par value: 10,000,000,000 authorized, 7,251,218,702 and 240,971,727 issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	7,251,219	240,972
Additional paid-in capital	44,450,562	42,600,089
Treasury stock	(1,209,600)	(1,209,600)
Accumulated deficit	(70,463,227)	(72,524,893)
Accumulated other comprehensive loss	(187,155)	(193,755)
Total stockholders’ deficit	(20,158,201)	(31,087,187)
Total liabilities and stockholders’ deficit	$7,201,168	$6,991,641

See notes to condensed consolidated financial statements.

NOTIS GLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2016	2015	2016	2015

Revenue	$16,053	$288,961	$490,200	$390,156
Revenue, related party	25,192	25,192	75,028	74,754
Less: allowances and refunds	—	—	—	—
Net revenue	41,245	314,153	565,228	464,910
Cost of revenues	124,151	656,383	494,881	1,837,711
Gross profit (loss)	(82,906)	(342,230)	70,347	(1,372,801)

Operating expenses
Selling and marketing	22,046	103,765	245,113	442,261
General and administrative	1,665,558	3,506,029	7,899,013	12,627,644
Total operating expenses	1,687,604	3,609,794	8,144,126	13,069,905
Loss from operations	(1,770,510)	(3,952,024)	(8,073,779)	(14,442,706)

Other income (expense)
Interest expense, net	(334,081)	(195,426)	(856,131)	(289,226)
Financing costs	(1,064,835)	(522,379)	(4,125,414)	(2,822,011)
Change in fair value of derivative liabilities	(1,313,182)	(2,544,014)	17,506,711	509,057
Change in fair value of warrant liability	(85,504)	—	911,617	—
Amortization of debt discount	(1,514,016)	(2,071,898)	(4,127,243)	(8,121,537)
Gain on sale of assets of subsidiary	—	—	5,498	—
Gain on sale of interest in subsidiary	—	—	630,571	—
Loss on sale of rights and assets	—	—	(178,032)
Gain on debt forgiveness	486,857	—	486,857	—
Loss on default settlement of a note	(168,092)	—	(168,092)	—
Other income	28,657	(6,208)	49,103	45,927
Total other income (expense)	(3,964,196)	(5,339,925)	10,135,445	(10,677,790)

Income (loss) before provision for taxes	(5,734,706)	(9,291,949)	2,061,666	(25,120,496)

Provision for taxes	—	—	—	—

Net income (loss)	$(5,734,706)	$(9,291,949)	$2,061,666	$(25,120,496)

Loss per share attributable to common stockholders
Basic	$(0.00)	$(0.13)	$0.00	$(0.54)
Diluted	$(0.00)	$(0.13)	$0.00	$(0.54)
Weighted average shares outstanding
Basic	6,371,924,843	73,524,951	2,475,958,908	46,945,806
Diluted	6,371,924,843	73,524,951	12,982,736,907	46,945,806

Other comprehensive loss
Net loss	(5,734,706)	(9,291,949)	2,061,666	(25,120,496)
Unrealized gain from marketable securities	12,381	—	6,600	—
Comprehensive loss	$(5,722,325)	$(9,291,949)	$2,068,266	$(25,120,496)

See notes to condensed consolidated financial statements.

NOTIS GLOBAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months ended September 30
	2016	2015
Cash flows from operating activities
Net income (loss)	$2,061,666	$(25,120,496)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	22,486	90,315
Provisions and allowances	120,841	—
Loss on sale of rights and assets	178,032	—
Gain on sale of interest in subsidiary	(630,571)	—
Gain on debt forgiveness	(486,858)	—
Loss on default settlement of a note	168,092	—
Charges from escrow deposits	—	280,400
Inventory valuation reserve	—	497,439
Change in fair value of derivative liability	(17,506,711)	(509,057)
Change in fair value of warrant liability	(911,617)	—
Amortization of debt discount	4,110,642	8,121,537
Financing costs	3,839,414	2,822,011
Stock based compensation	696,405	5,331,382
Changes in operating assets and liabilities:
Accounts receivable	17,511	8,774
Inventory	48,523	275,953
Capitalized agricultural costs	(25,921)	—
Deposits in escrow	—	55,076
Prepaid insurance	(5,648)	(208,937)
Prepaid expenses and other current assets	(83,642)	(172,796)
Advances for machinery	(206,439)	—
Deferred costs	105,172	(299,018)
Accounts payables	4,172,111	2,521,976
Accrued interest payable	656,474	214,886
Other accrued expenses	(94,938)	(487,834)
Accrued expenses directors	(92,758)	185,498
Accrued settlement and severance expenses	(309,390)	912,065
Accrued legal contingencies	189,177	—
Customer deposits	—	(468,468)
Deferred revenue	(173,826)	(175,078)
Net cash used in operating activities	(4,141,773)	(6,124,372)

Cash flows from investing activities
Issuance of note receivable	(10,000)	—
Repayment of note receivable	19,159	—
Purchase of property and equipment	—	(14,795)
Purchase of real estate	—	(500,000)
Proceeds from the sale of subsidiary	35,000	—
Proceeds received for sale of interest held in subsidiary	630,571	—
Proceeds received for sale of rights and assets	91,814	—
Construction in progress	(617,207)	(68,959)
Net cash provided by (used in) by investing activities	149,337	(583,754)

Cash flows from financing activities
Proceeds (payments) notes payable, net	1,017,012	(3,535)
Proceeds from issuance of notes payable, related party	41,667	—
Payments on related party notes payable	(2,500)	(624,888)
Exercise of employee stock options	16,000	—
Proceeds from issuance of convertible notes payable, net of fees	2,900,812	7,432,128
Proceeds from issuance of convertible notes payable from directors, net	105,000	150,000
Net cash provided by financing activities	4,077,991	6,953,705

Net increase in cash and cash equivalents	85,555	245,579
Cash, beginning of period	119,010	101,182
Cash, end of period	$204,565	$346,761

Supplemental disclosures of cash flow information:

Cash paid for interest	$38,595	$1,151
Cash paid for income tax	$—	$—

Non- cash investing and financing activities:
Common stock issued upon debt conversion	$2,153,437	$6,261,474
Common stock issued to consultants	$109,542	$364,728
Issuance of note payable for financing costs	$700,000	$—
Issuance of convertible debentures for accounts payable	$525,000	$—
Notes Payable issued for accounts payable	$250,700	$—
Advances on machinery paid directly by lender	$161,401	$—
Purchase of land with notes payable	$—	$5,000,000

See notes to condensed consolidated financial statements.

NOTIS GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BUSINESS ORGANIZATION, NATURE OF OPERATIONS

Business Description

Notis Global, Inc., (formerly Medbox, Inc.) which is incorporated in the state of Nevada (the “Company”), provides specialized services to the hemp and marijuana industry, distributes hemp product processed by contractual partners and through September 30, 2016, owned independently and through affiliates, real property and licenses that it leased and assigned or sublicensed to partner cultivators and operators in return for a percentage of revenues or profits from sales and operations (Note 5). Prior to 2016, through its consulting services, Company worked with clients who sought to enter the medical and cultivation marijuana markets in those states where approved. In 2015, the Company expanded into hemp cultivation with the acquisition of a 320 acre farm in Colorado by the Company’s wholly owned subsidiary, EWSD 1, LLC. The farm was operated by an independent farming partner until the relationship was terminated in May 2016 (Note 3). In addition, through its wholly owned subsidiary, Vaporfection International, Inc. (“VII”), the Company sold a line of vaporizer and accessory products online and through distribution partners. On March 28, 2016, the Company sold the assets of VII and exited the vaporizer and accessory business. As of September 30, 2016, the Company was headquartered in Los Angeles, California. As of the date of filing of this Quarterly Report, the Company was headquartered in Middletown, New Jersey.

Effective January 28, 2016, the Company changed its legal corporate name from Medbox, Inc., to Notis Global, Inc. The name change was effected through a parent/subsidiary short-form merger pursuant to Section 92A.180 of the Nevada Revised Statutes. Notis Global, Inc., the Company’s wholly-owned Nevada subsidiary formed solely for the purpose of the name change, was merged with and into the Company, with Notis Global, Inc. as the surviving entity. The merger had the effect of amending the Company’s Certificate of Incorporation to reflect the new legal name of the Company. There were no other changes to the Company’s Articles of Incorporation. The Company’s Board of Directors approved the merger.

Notis Global, Inc. operates the business directly and through the utilization of 5 primary operating subsidiaries, as follows:

●	EWSD I, LLC, a Delaware corporation that owns property in Colorado.

●	Pueblo Agriculture Supply and Equipment, LLC, a Delaware corporation that was established to own extraction equipment

●	Prescription Vending Machines, Inc., a California corporation, d/b/a Medicine Dispensing Systems in the State of California (“MDS”), which previously distributed our Medbox product and provided related consulting services.

●	Vaporfection International, Inc., a Florida corporation through which we distributed our medical vaporizing products and accessories. (All the assets of which were sold during the three months ended March 31, 2016). (See Note 6)

●	Medbox Property Investments, Inc., a California corporation specializing in real property acquisitions and leases for dispensaries and cultivation centers. This corporation currently owns no real property.

●	MJ Property Investments, Inc., a Washington corporation specializing in real property acquisitions and leases for dispensaries and cultivation centers in the state of Washington. This corporation currently owns no real property. (See Note 5)

●	San Diego Sunrise, LLC, a California corporation to hold San Diego, California dispensary operations. (as of June 30, 2016, the Company has sold its interest in San Diego Sunrise, LLC, see Note 5)

On March 3, 2014, in order to obtain the license for one of the Company’s clients, the Company registered an affiliated nonprofit corporation Allied Patient Care, Inc., in the State of Oregon. Additionally, on April 21, 2014, the Company registered an affiliated nonprofit corporation Alternative Health Cooperative, Inc. in the State of California. As a result of our sale of the Sunset and Portland dispensaries and related rights and assets, the Company no longer owns the rights to these nonprofit corporations. (Note 5)

On April 15, 2016, at a special meeting of the stockholders of the Company, the stockholders of the Company holding a majority of the total shares of outstanding common stock of the Company voted to amend the Company’s Articles of Incorporation to increase the number of authorized shares of common stock of the Company from 400,000,000 to 10,000,000,000 (the “Certificate of Amendment”). The Certificate of Amendment was filed with the Nevada Secretary of State and was declared effective on April 18, 2016.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The condensed consolidated financial statements were prepared on a going concern basis. The going concern basis assumes that the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of business. During the nine months ended September 30, 2016, the Company had a net loss from operations of approximately $8.1 million, negative cash flow from operations of $4.1 million and negative working capital of $22.5 million. During the year ended December 31, 2015, the Company had a net loss of approximately $50.5 million, negative cash flow from operations of $9.6 million and negative working capital of $32.9 million. The Company will need to raise capital in order to fund its operations. On September 22, 2016, the Company received notice of an Event of Default and Acceleration from one of its lenders regarding a Promissory Note issued on March 14, 2016. (See Item 1A. Risk Factors elsewhere in this document) As of the date of this filing, the Company is in technical default on all notes outstanding. The Company is unable to predict the outcome of these matters, however, legal action taken by the Company’s lenders could have a material adverse effect on the financial condition, results of operations and/or cash flows of the Company and their ability to raise funds in the future. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management’s plans include:

The Company has received approximately $1.9 million, in additional closings under the September 30, 2016 funding (Note 7 & Note 8), subsequent to September 30, 2016. In connection with the September 30, 2016 financing, all outstanding principal and accrued interest owing to the Company’s largest investor were exchanged for one new convertible debenture (“Exchange Agreement”), with an extended maturity date of June 30, 2017.

Additionally, on October 10, 2016, the Company entered into a Note Purchase Agreement with an investor for a secured convertible promissory note in the aggregate principal amount of $53,000. (Note 12).

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

On May 24, 2016, the Company received a notice from the OTC Markets Group, Inc. (“OTC Markets”) that the Company’s bid price is below $0.01 and does not meet the Standards for Continued Eligibility for OTCQB as per the OTCQB Standards. If the bid price has not closed at or above $0.01 for ten consecutive trading days by November 20, 2016, the Company will be moved to the OTC Pink marketplace. Additionally, on September 9, 2016, the Company received notice from the OTC that OTC Markets would move the Company’s listing from the OTCQB market to OTC Pink Sheets market, if the Company had not filed this Quarterly Report on Form 10-Q for the period ended June 30, 2016 by September 30, 2016. On or about October 1, 2016, the Company moved to the OTC Pink Sheets market. These actions might also impact the Company’s ability to obtain funding.

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

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred. The Company did not incur any advertising and marketing costs for the three months ended September 30, 2016 and 2015, respectively and for the nine months ended September 30, 2016 and 2015, respectively.

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

For the nine months ended September 30, 2016, the Company estimated the fair value of the conversion feature derivatives embedded in the convertible debentures based on an internally calculated adjustment to the MCS valuation determined at December 31, 2015. This adjustment took into consideration the changes in the assumptions, such as market value and expected volatility of the Company’s common stock, and the discount rate used in the December 31, 2015 valuation as compared to September 30, 2016. The valuation also took into consideration the term in the debentures which limits the amounts converted to not result in the investor owning more than 4.99% of the outstanding common stock of the Company, after giving effect to the converted shares. The Company believes this methodology results in a reasonable fair value of the embedded derivatives for the interim period.

For the nine months ended September 30, 2015, the Company estimated the fair value of the conversion feature derivatives embedded in the convertible debentures based on weighted probabilities of assumptions used in the Black Scholes pricing model. The key valuation assumptions used consists, in part, of the price of the Company’s common stock, a risk free interest rate based on the average yield of a Treasury note and expected volatility of the Company’s common stock all as of the measurement dates, and the various estimated reset exercise prices weighted by probability.

Warrants

The Company reexamined the determination made as of December 31, 2015 that they did not have sufficient authorized shares available for all of their outstanding warrants to be classified in equity at September 30, 2016, and concluded there still were insufficient authorized shares (Note 7). Therefore, the Company recognized a Warrant liability as of September 30, 2016. The Company estimated the fair value of the warrant liability based on a Black Scholes valuation model. The key assumptions used consist of the price of the Company’s stock, a risk free interest rate based on the average yield of a two or three year Treasury note (based on remaining term of the related warrants), and expected volatility of the Company’s common stock over the remaining life of the warrants.

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

The assets or liabilities’ fair value measurement within the fair value hierarchy is based upon the lowest level of any input that is significant to the fair value measurement. The following table provides a summary of the relevant assets and liabilities that are measured at fair value on a recurring basis:

	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Quoted Prices for Similar Assets or Liabilities in Active Markets (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2016
Marketable securities	$16,010	$5,370	$—	$10,640
Total assets	$16,010	$5,370	$—	$10,640

Warrant liability	101,577			101,577
Derivative liability	3,761,508	—	—	3,761,508

Total liabilities	$3,863,085	$—	$—	$3,863,085

	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Quoted Prices for Similar Assets or Liabilities in Active Markets (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2015
Marketable securities	$9,410	$5,629	$—	$3,781
Total assets	$9,410	$5,629	$—	$3,781

Warrant liability	940,000			940,000
Derivative liability	19,246,594	—	—	19,246,594

Total liabilities	$20,186,594	$—	$—	$20,186,594

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis:

For the nine months ended September 30, 2016
Total
Beginning balance, December 31, 2015	$20,186,594
Initial recognition of conversion feature	4,932,162
Change in fair value of conversion feature	(18,819,893)
Reclassified to equity upon conversion	(3,199,797)
Additions to warrant liability	62,673
Change in fair value of warrant liability	(997,121)

Ending Balance, September 30, 2016	$2,164,618

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

Revenues from Cannabidiol oil product

The Company recognizes revenue from the sale of Cannabidiol oil products (“CBD oil”) upon shipment, when title passes, and when collectability is reasonably assured.

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

Basic and Diluted Net Income/Loss Per Share

Basic net income/loss per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding during the period. The Company did not consider any potential common shares in the computation of diluted loss per share for the three months ending September 30, 2016 and for the three and nine months ending September 30, 2015, due to the net loss, as they would have an anti-dilutive effect on EPS.

As of June 30, 2015, the Company had 3,000,000 shares of Series A preferred stock outstanding with par value of $0.001 that could have been converted into 15,000,000 shares of the Company’s common stock. On August 24, 2015, 2,000,000 shares of Series A preferred stock were cancelled, leaving 1,000,000 shares outstanding, which were converted into common shares on November 16, 2015. There were no shares of Series A preferred stock outstanding at September 30, 2016. Additionally, the Company had approximately 69,758,000 and 14,084,000 warrants to purchase common stock outstanding as of September 30, 2016 and 2015, respectively, which were not included in the computation of diluted loss per share, as based on their exercise prices they would all have an anti-dilutive effect on net loss per share. The Company also had outstanding at September 30, 2016 and 2015 approximately $7,465,000 and $4,994,000 in convertible debentures, respectively, that are convertible at the holders’ option at a conversion price of the lower of $0.75 or 51% to 60% of either the lowest trading price or the VWAP over the last 20 to 30 days prior to conversion (subject to reset upon a future dilutive financing), whose underlying shares resulted in an additional 10,506,777,999 dilutive shares being included in the computation of diluted net income per share for the nine months ended September 30, 2016.

Accounts Receivable and Allowance for Bad Debts

The Company is subject to credit risk as it extends credit to our customers for work performed as specified in individual contracts. The Company extends credit to its customers, mostly on an unsecured basis after performing certain credit analyses. Prior to 2015, our typical terms required the customer to pay a portion of the contract price up front and the rest upon certain agreed milestones. The Company’s management periodically reviews the creditworthiness of its customers and provides for probable uncollectible amounts through a charge to operations and a credit to an allowance for doubtful accounts based on our assessment of the current status of individual accounts. Accounts still outstanding after the Company has used reasonable collection efforts are written off through a charge to the allowance for doubtful accounts. As of September 30, 2016, the Company’s management considered all accounts outstanding fully collectible.

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

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends Accounting Standards Codification (“ASC”) Topic 718, Compensation - Stock Compensation . ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years and early adoption is permitted. The Company is in the process of evaluating the impact of adoption on its consolidated financial statements.

Management’s Evaluation of Subsequent Events

The Company evaluates events that have occurred after the balance sheet date of September 30, 2016, through the date which the condensed consolidated financial statements were issued. Based upon the review, other than described in Note 12 - Subsequent Events, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.

NOTE 3 - ASSET ACQUISITION

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

Farming Agreement

On December 18, 2015, the Company and its subsidiary EWSD I, LLC (“EWSD”), entered into a Farming Agreement (the “Farming Agreement”) with Whole Hemp Company (“Whole Hemp” now known as “Folium Biosciences”), pursuant to which Folium Biosciences would manufacture products from hemp and cannabis crops it would grow on EWSD farmland, and the Company would build greenhouses for such activities up to an aggregate size of 200,000 square feet. Folium Biosciences would pay all preapproved costs of such construction on or before September 30, 2017 as partial consideration for a revocable license to use the greenhouses and a separate 10 acre plot of EWSD farmland (the “10 Acres”). EWSD would retain ownership of the greenhouses. For the first growing season commencing October 1, 2016, the Company would receive a percentage of gross sales of all Folium Bioscience’s products on a monthly basis, and the Company’s share would increase incrementally based on the extent of crops planted on EWSD farmland according to a mutually agreed schedule. In addition, the Company would receive 50% of Folium Biosciences gross profits from the farming activities on the 10 Acres. The Company planned to recognize all revenue from the Farming Agreement at the net amount received when it has been earned and determined collectable.

Pursuant to the Farming Agreement, the Company also granted Folium Biosciences a warrant to purchase 4,000,000 shares of Company common stock at an exercise price of $0.50 per share, exercisable at any time within 5 years. The warrants were valued at $76,000, using a Black Scholes Merton Model, with key valuation assumptions used that consist of the price of the Company’s stock at settlement date, a risk free interest rate based on the average yield of a 5 year Treasury note and expected volatility of the Company’s common stock all as of the measurement date. The fair value of the warrants is included in deferred costs and will be recognized over the life of the Farming Agreement. Due to the termination of the Farming and Growers Distribution Agreements, as discussed below, as of September 30, 2016, this amount has been fully amortized.

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

Growers’ Distributor Agreement

On December 18, 2015, the Company also entered into a Growers’ Agent Agreement with Folium Biosciences, which was amended on March 11, 2016, to change the name of the agreement to Growers’ Distributor Agreement, (“Distributor Agreement”) and to clarify some terms. Pursuant to the Distributor Agreement, the Company would provide marketing, sales, and related services on behalf of Folium Biosciences in connection with the sale of its Cannabidiol oil product (“CBD oil”), from which the Company would receive a percentage of gross revenues (other than the sale of such product generated from the EWSD 10 Acres and the Folium Biosciences 40 acre plot subject to the Farming Agreement). The Growers’ Agent Agreement was effective until September 30, 2025. The Company would sell the product on behalf of Folium Biosciences on a commission basis. The Company may not act as agent of any other grower, distributor or manufacturer of the same product unless such other party agrees.

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

On August 12, 2016, the court ordered that all of Whole Hemp’s plants in Notis’ possession be destroyed, which occurred by August 24, 2016, at which time the temporary restraining order was dissolved and the parties were expected to file a motion to dismiss the district court action.

In light of the Whole Hemp plants all being destroyed per the court order, the Company has immediately expensed all Capitalized agricultural costs as of June 30, 2016, as all costs as of that date related to Whole Hemp plants.

Notis commenced arbitration in Denver, CO on August 2, 2016, seeking injunctive relief and alleging breaches of the contracts between the parties. Whole Hemp filed an Answer and counterclaims on September 6, 2016, asserting similar allegations that were asserted to the court.

On September 30, 2016, the arbitrator held an initial status conference and agreed to allow EWSD and Notis to file a motion to dismiss some or all of Whole Hemp’s claims by no later than October 28, 2016. The parties were also ordered to make initial disclosures of relevant documents and persons with knowledge of relevant information by October 21, 2016.

On or about July 19, 2016, EWSD initiated arbitration before JAMS (Case ID: 18657). Effective June 20, 2017, as a result of a mediation held in Colorado, the parties entered into a Confidential Settlement and Mutual Release Agreement (the “Release Agreement”), pursuant to which we and Whole Hemp dismissed with prejudice all of our respective claims or counterclaims against each other, as asserted in the Arbitration, and we mutually released each other from all claims. The Release Agreement specifically provides that neither its execution nor implementation is, or will be deemed to be or construed as, an admission by any party of any liability, act, or matter.

NOTE 4 - INVENTORY

Inventory is stated at the lower of cost or market value. Cost is determined on a standard cost basis that approximates the first-in, first-out (FIFO) method.

Inventory at September 30, 2016 and December 31, 2015 consists of the following:

	September 30, 2016	December 31, 2015
Vaporizers and accessories	$—	$81,934
CBD Oil	32,300	35,889
Light Bulbs for cultivation centers	—	33,000

Total inventory, net	$32,300	$150,823

The Company did not write down any slow moving or obsolete inventory during the nine months ended September 30, 2016 and 2015.

NOTE 5 - DISPENSARIES

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

On June 30, 2016, the Company entered into an Assignment Agreement whereby they sold and assigned all of their rights in the Operating Agreement, including but not limited to the assets and liabilities the Company held in relation to the Portland Dispensary, including the license to operate a dispensary in Portland, Oregon. The assets consisted mainly of tenant improvements and other capitalized costs incurred in connection with the Portland dispensary, categorized as Deferred Costs on the Company’s condensed consolidated Balance Sheet, at a carrying value of approximately $270,000. The gross consideration paid for the assets and liabilities as stated in the agreement was $150,000, with approximately $58,000 of this amount paid to the State of Oregon for outstanding sales taxes, resulting in net proceeds of approximately $92,000, providing for a net loss of $178,000 on sale of assets.

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

In February 2016, the Company sold 70% of its ownership interest in San Diego Sunrise for approximately $299,000. As of September 30, 2016, the Company owned 50% of Sunrise and 30% of San Diego Sunrise. These investments are accounted for under the equity method, with the Company’s proportionate share of the income or losses of the investments reflected in the Company’s financial statements.

On April 6, 2016, the Company sold its remaining 30% interest in San Diego Sunrise, as well as all of its interest in Sunrise Property Investments, LLC, the entity that owns underlying real estate related to the San Diego dispensary, for net proceeds of $331,000. There had been no activity, in these investees, aside from the sale of the Company’s ownership interests, while held by the Company

Sunrise Delivery

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

On September 27, 2016, the Company entered into a default settlement with the noteholder, whereby the note was settled by conveying the property to the noteholder, recognizing a loss on the default settlement of approximately $168,000.

NOTE 6 - VAPORFECTION INTERNATIONAL, INC.

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

In light of these impairments, as discussed above, the Company wrote down all other assets related to the business, such as fixed assets and costs to develop the website as of December 31, 2015, resulting in an impairment of approximately $80,000. The Company also wrote down the Inventory of VII to its estimated fair value of $82,000.

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

On March 28, 2016, the Company sold the assets of the subsidiary for $70,000, which was payable $35,000 at the closing and with a 6% Note Payable, due September 30, 2016. The Company recognized approximately $6,000 as a gain on sale of the assets of their subsidiary for the nine months ended September 30, 2016.

NOTE 7 - CONVERTIBLE NOTES PAYABLE AND DERIVATIVE LIABILITY

July and September 2014 Debentures

On July 21, 2014, as amended on September 19, 2014 and October 20, 2014, the Company entered into a Securities Purchase Agreement with an Investor (“Investor #1”) whereby the Company agreed to issue convertible debentures (“July 2014 Debentures”) in the aggregate principal amount of $3,500,000, in five tranches. The July 2014 Debentures bore interest at the rate of 10% per year. The debt was due July 21, 2015.

Also on September 19, 2014, as amended on October 20, 2014, the Company entered into a securities purchase agreement with another investor (“Investor #2) pursuant to which it agreed to issue convertible debentures (“September 2014 Debentures”) in the aggregate principal amount of $2,500,000, in two tranches. The September 2014 Debentures bore interest at the rate of 5% per year. The debt was due September 19, 2015. All amounts due under the September 2014 Debentures have been fully converted,

Both the original July 2014 Purchase Agreement Debentures and September 2014 Debentures, prior to subsequent amendment, share the following significant terms:

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

On January 30, 2015, the Company and Investor #1 entered into an Amendment, Modification and Supplement to the Purchase Agreement (the “Purchase Agreement Amendment” or the “Modification”) pursuant to which Investor #1 agreed to purchase an additional $1,800,000 in seven Modified Closings. The Modification also eliminated the amortization payments discussed above, and provided for accrued and unpaid interest to be payable upon conversion or maturity rather than on specified payment dates. The Company was also required to open a new dispensary in Portland, Oregon through a licensed operator during the first calendar quarter of 2015 (which was later modified to April 30, 2015). The Company also had to file the Registration Statement by March 8, 2015 (later amended), and it had to be declared effective by June 15, 2015 in order to avoid default and acceleration under the Amended and Restated Debenture. As noted above, the Registration Statement was filed on April 9, 2015, and became effective June 11, 2015.

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

The April 17, 2015 closing under the July 2014 Modified Debentures contained a fixed conversion price of the lower of $0.88 or 51% of the VWAP for the last 40 days prior to the conversion. This new fixed conversion price was a dilutive issuance to the outstanding July 2014 and September 2014 Debentures, thereby triggering a reset of the previous $1.83 fixed conversion price. This reset resulted in the derivative liability being revalued at April 17, 2015, using a weighted probability model for a fair value of $3,287,000, for an increase in fair value of approximately $1,764,000, recognized as a loss on the Statement of Consolidated Comprehensive Loss.

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

August 2015 Debentures

On August 14, 2015, the Company entered into a Securities Purchase Agreement whereby they agreed to issue convertible debentures in the aggregate principal amount of up to $3,979,877 to Investor #1. The initial closing in the aggregate principal amount of $650,000 occurred on August 14, 2015. An additional 11 payments were made in the total amount of $2,434,143 through December 31, 2015. The August 2015 Debentures bear interest at the rate of 10% per year. During the first quarter of 2016, an additional approximately $895,000 was funded.

On August 20, 2015, the Company also entered into a Securities Purchase Agreement with Investor #2 in the aggregate principal amount of up to $1,500,000 (collectively the “August 2015 Debentures”), which was amended on September 19, 2015, to increase the principal by an additional $200,000.

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

In connection with each of the purchase agreements, the Company entered into a registration rights agreement with the respective Investors pursuant to which the Company agreed to file a registration statement for the resale of the shares of common stock issuable upon conversion of, or payable as principal and interest on, the respective debentures, within 45 days of the initial closing date under each agreement, and to have such registration statements declared effective within 120 days of the initial closing dates of each purchase agreement. The registration statement was deemed effective on December 15, 2015.

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

For the nine months ended September 30, 2016, the Company estimated the fair value of the conversion feature derivatives embedded in the convertible debentures based on an internally calculated adjustment to the MCS valuation determined at December 31, 2015. This adjustment took into consideration the changes in the assumptions, such as market value and expected volatility of the Company’s common stock, and the discount rate used in the December 31, 2015 valuation as compared to September 30, 2016. The valuation also took into consideration the term in the debentures which limits the amounts converted to not result in the investor owning more than 4.99% of the outstanding common stock of the Company, after giving effect to the converted shares. The Company believes this methodology results in a reasonable fair value of the embedded derivatives for the interim period.

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

July 2015 Debenture

On July 10, 2015, another accredited Investor and affiliate of the Investor #1 (the “July 2015 Investor”) purchased a separate Convertible Debenture (the “July 2015 Debenture”) in the aggregate principal amount of $500,000, that closed in five weekly tranches between July 10 and August 15, 2015. The July 2015 Debenture is in substantially the same form as the August 14 Debentures, and does not include issuance of warrants. As such, the conversion feature was also determined to require bifurcation and derivative accounting. All amounts related to the July 2015 derivative liability are included in amounts disclosed above for the August 2015 debentures.

On October 14, 2015, Investor #1 assigned the right to purchase August 2015 Debentures in the principal amount of $100,000 to the July 2015 Investor and the July 2015 Investor purchased such August 2015 Debentures on the same day. The outstanding balance of these Debentures as of September 30, 2016 were included in the Exchange Agreement, discussed below in connection with the September 30, 2016 financing.

October 2015 Debentures

On October 14, 2015, the Company issued seven debentures in the aggregate of $2,000,000 to a service provider (the “October 2015 Investor”) as consideration for services previously rendered to the Company on the same terms as the August 14 Debentures and August 14 Purchase Agreement (the “October 2015 Debentures” and “October 2015 Purchase Agreement”, respectively) except that the October 2015 Purchase Agreement does not provide for registration rights to the October 2015 Investor with regard to the shares underlying the October 2015 Debentures. The service provider has agreed with the Company not to convert the October 2015 Debentures for any amount in excess of fees payable for services previously rendered to the Company at the time of conversion. To the extent that the sale of shares underlying the October 2015 Debentures do not satisfy outstanding amounts payable to the service provider, such amounts will remain payable to the service provider by the Company. In the nine months ending September 30, 2016, funding closed on $525,000 of the October 2015 debentures. The outstanding balance of this debenture as of September 30, 2016 was included in the Exchange Agreement, discussed below in connection with the September 30, 2016 financing.

December 28, 2015 Amendment and Restriction Agreement

On December 28, 2015, the Company, Investor #1 (the “August 14 Investor”), and Investor #2 (the “August 20 Investor”) entered into a Debenture Amendment and Restriction Agreement (the “Agreement”), pursuant to which (1) the August 14 Investor agreed to be restricted from converting any of its convertible debentures into common stock until February 21, 2016, subject to certain limitations set forth below (the “Restriction”) and (2) the August 14 Investor agreed to assign, as of the effective date of the Agreement approximately $390,000 of its convertible debentures to the August 20 Investor in exchange for the amount of principal outstanding under such debenture plus a premium in cash from the August 20 Investor (the “Assigned Debentures”). The accrued and unpaid interest under the Assigned Debentures remained payable by the Company to the August 14 Investor.

The Investor #1 also agreed to amend the terms of each of its debentures (other than the debentures that were assigned) such that the debentures are convertible at a 40% discount to the lowest trading price of the Company’s common stock during the 30 consecutive prior trading days rather than at a 49% discount to the lowest ‘volume weighted-average price’ during the 30 consecutive prior trading days. This was not considered to be a modification of the terms of the conversion feature, requiring evaluation of the debenture to determine if it was modified or extinguished, as the conversion feature is separately accounted for as a derivative, and is outside of the scope of the guidance on debt modifications. The change in the conversion price will be reflected in its fair value under derivative accounting. The outstanding balance of these debentures as of September 30, 2016 was included in the Exchange Agreement, discussed below in connection with the September 30, 2016 financing.

As consideration for entering into the Agreement, the August 14 Investor was issued a promissory note from the Company in the principal amount of $700,000 (the “Promissory Note”). The Promissory Note has a term of ten months, accrues interest at a rate of 10% per annum, and outstanding principal and accrued interest under the Promissory Note may be pre-paid at any time by the Company without penalty. The Promissory Note is not convertible other than in an event of default, in which case it is convertible on the terms of the other debentures held by the August 14 Investor. This conversion feature was considered to be a contingent conversion feature, and therefore the conversion feature would not be bifurcated and accounted for as a derivative, as are the conversion features of all other debentures, until such time as and if the Company is in an event of default. The Promissory Note is being accounted for as a finance expense of the December 28, 2015 transaction, similar to a debt discount, and will be amortized to financing expense over the ten month life of the note (Note 8). The outstanding balance of this promissory note as of September 30, 2016 was included in the Exchange Agreement, discussed below in connection with the September 30, 2016 financing.

The August 20 Investor also acquired from the August 14 Investor an additional $650,000 of the convertible debentures held by the August 14 Investor (1) upon the declaration of effectiveness of a post-effective amendment (the “POSAM”) to the Company’s Registration Statement on Form S-1 originally filed by the Company on October 16, 2015 and declared effective by the Securities and Exchange Commission on December 15, 2015 (the “Registration Statement”) reflecting the terms of the Agreement, or (2) at the option of the August 20 Investor (the “Option”), at an earlier time. The POSAM was declared effective on February 3, 2016.

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

At June 30, 2016, the Company had not paid the total principal due of $225,700 on convertible debentures which was due on July 10, 2016. The Company was in default and obtained a waiver from the lender on August 3, 2016 waiving all rights relating to the nonpayment and extending the maturity date of the convertible debenture to October 31, 2016. In the same waiver agreement, the terms of thirteen additional convertible debentures with maturity dates in July and August of 2016 totaling approximately $1,260,000 were also extended to a maturity date of October 31, 2016. (Note 12) Approximately, $1,115,000 of these principal balances were included in the Exchange Agreement, discussed below in connection with the September 30, 2016 financing.

At September 30, 2016, the Company was in default on all the convertible debentures with Investor #2 as to sufficient common shares reserved for the conversion and obtained a waiver from the lender on May 11, 2016 waiving all default terms. In the same waiver agreement, the terms of fifteen additional convertible debentures with maturity dates in October through December of 2016 totaling approximately $2,606,000 were also extended to a maturity date of December 31, 2016.

February 10, 2016 Financing

On February 10, 2016, the Company entered into a Note Purchase Agreement (the “Purchase Agreement”) with Investor #2, pursuant to which the Company agreed to sell, and the Investor agreed to purchase, a promissory note (the “Note”) in the aggregate principal amount of $275,000. The closing occurred on February 11, 2016.

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

February 18, 2016 Financing

On February 18, 2016, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with an Investor #1 pursuant to which the Company agreed to sell, and the Investor agreed to purchase, convertible debentures (the “Debentures”) in the aggregate principal amount of $420,000, in two tranches.

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

March 15, 2016 Financing

The Company entered into a Note Purchase Agreement, effective as of March 14, 2016 (the “Effective Date”), with an investor (the “Investor #3” or “March 15 Investor”) pursuant to which the March 15 Investor purchased and the Company issued and sold a promissory note in the original principal amount of $140,000 (the “First Promissory Note”), which matures on September 14, 2016. Upon satisfaction of certain conditions set forth in the Note Purchase Agreement, the Company will issue and sell a second promissory note in the original principal amount of $137,500 (the “Second Promissory Note”). Each Promissory Note matures six (6) months after the date of its issuance. The First Promissory Note carries an original issue discount of $12,500 (the “First Promissory Note OID”). In addition, Company agreed to pay $5,000 towards Investor #3’s legal fees incurred in connection with the purchase and sale of the First Promissory Note and the Second Promissory Note. The purchase price of the First Promissory Note was $125,000, computed as follows: $140,000 initial principal balance, less the First Promissory Note OID, and less legal fees. The First Promissory Note and/or the Second Promissory Note may be prepaid at any time by the Company in the sole discretion of the Company at a 25% premium to the outstanding balance under the applicable Promissory Note.

On or about April 20, 2016 it was mutually determined by the parties involved that the median daily dollar volumes requirement of the Mandatory Second Promissory Note Conditions was not met and the Second Promissory Note would not be issued.

In the event that the First Promissory Note is not paid in full on or before maturity by the Company, then the March 15 Investor shall have the right at any time thereafter until such time as the First Promissory Note is paid in full, at the March 15 Investor’s election, to convert (each instance of conversion being a “Conversion”) all or any part of the outstanding balance into shares (“Conversion Shares”) of fully paid and non-assessable Common Stock of the Company as per the following conversion formula: the number of Conversion Shares equals the amount being converted divided by 50% multiplied by the lowest daily volume weighted average price of the Common Stock in the twenty (20) Trading Days immediately preceding the applicable Conversion. At any time and from time to time after the March 15 Investor becoming aware of the occurrence of any event of default, the March 15 Investor may accelerate the First Promissory Note by written notice to the Company, with the outstanding balance of the respective Note becoming immediately due and payable in cash at 125% of the outstanding balance.

This conversion feature was considered to be a contingent conversion feature, and therefore the conversion feature would not be bifurcated and accounted for as a derivative, as are the conversion features of all other debentures, until such time as and if the Company is in an event of default. The balance of the First Promissory Note was included with Notes Payable on the condensed consolidated Balance Sheet as of June 30, 2016. (Note 8)

On September 22, 2016, the Company received notice of an Event of Default and Acceleration (the “Notice Letter “) in connection with the promissory note (the “Note”), dated March 14, 2016. Pursuant to the Notice Letter, (1) beginning on September 14, 2016, the maturity date of the Note, the Note began to accrue interest at a default rate of 22% per annum (the “ Default Rate Adjustment “), (2) the noteholder declared all unpaid principal, accrued interest and other amounts due and payable at 125% of the outstanding balance of the Note (the “ Mandatory Default Amount “), and (3) the noteholder declared the outstanding balance of the Note immediately due and payable (the “ Acceleration Payment “). As the Note has been placed in default, the Note is now convertible at the holder’s option, and is presented in Convertible Debentures balance on the accompanying condensed consolidated balance sheet, as of September 30, 2016.

As a result of the application of the Mandatory Default Amount formula, the outstanding balance of the Note increased to $184,022 from $147,217. (See Item 1A. Risk Factors elsewhere in this document)

As a result of the effect of the Notice Letter, other of the Company’s lenders could issue similar notices of events of default or acceleration or penalties due to the Company’s Event of Default set forth in the Notice Letter.

April 2016 Financing

On April 13, 2016, the Company entered into a note purchase agreement with Investor #2 pursuant to which the Company agreed to sell, and Investor #2 agreed to purchase, a convertible promissory note (the “Note”) in the aggregate principal amount of $225,000.

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

June 22, 2016 Financing

Entry into Securities Purchase Agreement and Equity Purchase Agreement

On June 22, 2016, the Company entered into a securities purchase agreement with Investor #1 pursuant to which the Company agreed to sell, and Investor #1 agreed to purchase, convertible debentures in the aggregate principal amount of $240,000, in two tranches. The initial closing in the aggregate principal amount of $120,000 occurred on June 22, 2016, and the second closing in the aggregate principal amount of $120,000 was scheduled to occur on July 8, 2016. As of the date these consolidated financial statements were issued, the second closing has not occurred.

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

The Company and the Investor also entered into an Equity Purchase Agreement (the “Equity Purchase Agreement”, “EQP”), pursuant to which, following the filing and declaration of effectiveness of a registration statement by the Company (the “Registration Statement”) and the availability of authorized stock, the Company may “put” its shares of common stock to the Investor at a 20% discount to lowest traded price over the prior 10 trading days for up to the higher of $50,000 or 300% of the average daily trading volume over the previous 10 trading days, for up to an aggregate of $5,000,000 in aggregates “puts”.

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

June 30, 2016 Financing

On June 30, 2016, the Company entered into a securities purchase agreement with Investor #1 pursuant to which two wholly-owned subsidiaries of the Company, EWSD I, LLC (“EWSD I”) and Pueblo Agriculture Supply and Equipment, LLC (“Pueblo”, and together with EWSD I, the ‘Subsidiaries”) agreed to jointly sell, and the Investors agreed to purchase, convertible debentures (the “Convertible Debentures”) in the aggregate principal amount of $1,500,000, in six tranches over the following 90-day period. The Company guaranteed the issuance of the Convertible Debentures and, upon notice from the Investor, the Convertible Debentures are convertible in to the Common Stock of the Company. The initial closing in the aggregate principal amount of $125,000 occurred on June 30, 2016, with additional closings of approximately $1,266,000, net, received through September 30, 2016. The Company agreed to pay an aggregate of the Investor’s legal fees of $40,000 ($10,000 per tranche) in connection with the closing of each of tranches three through six. The June 30, 2016 financing was subsequently assigned to a new investor (Note 12).

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

The derivatives related to the above convertible debentures were initially recognized at their estimated fair values as described previously, which amounted to approximately $4,932,000 in the nine months ended September 30, 2016 and $1,885,000 for the same period of 2015. The resulting debt discount is amortized as over the life of the convertible debenture, or until conversion if earlier, which resulted in amortization expense of $2,086,000 and $6,050,000, for the nine months ended September 30, 2016 and 2015, respectively. Additionally, the current year closings to convertible debentures resulted in the calculated fair value of the debt being greater than the face amounts of the debt by approximately $2,627,000, with this excess amount being immediately expensed as financing costs. Financing costs for the nine months ended September 30, 2015, were approximately $3,061,000. The fair value of the embedded derivative consisting of all related convertible debentures is measured and recognized at fair value each subsequent reporting period and the changes in fair value for all derivatives for nine months ended September 30, 2016 and 2015, resulted in a gain of approximately $9,320,000 and $3,053,000, respectively, which are recognized in the condensed consolidated Statement of Comprehensive Income (Loss) as Change in fair value of derivative liability.

Letter agreements

On August 3, 2016, Notis Global, Inc. executed letter agreements with each of the Company’s two largest investors (the “First Investor” and the “Second Investor”, respectively).

First Investor Letter Agreement:

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

Second Investor Letter Agreement:

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

In connection with their funding of the Notes (collectively the “Notes”), the directors each receive a warrant, exercisable for a period of three (3) years from the date of Notes, to purchase an amount of Company Common Stock equal to 50% of the principal sum under each of the director notes, at an exercise price equal to 200% of the applicable Conversion Price. The exercise price of the warrants is $0.02. The warrants were determined to have a fair value of $42,000, calculated with the Black Sholes Merton model, with the following key valuation assumptions: estimated term of three years, annual risk-free rate of 0.93%, and annualized expected volatility of 172%.

Conversions

During the nine months ended September 30, 2016 and 2015, respectively, approximately $2,148,000 and $6,130,000 (plus $150,000 related to directors’ debentures) of principal and approximately $20,000 and $49,000, of accrued interest were converted into approximately 6,838,208,000 and 67,475,000 of the Company’s common shares at an average price of $0.0003 and $0.09, based on 51% of the calculated VWAP. Upon conversion, the derivative fair value for the amounts converted were re-measured through the date of conversion, with the conversion date fair value reclassified to equity, amounting to approximately $3,566,000 and $4,519,000 in the nine months ended September 30, 2016 and 2015, respectively. As a result of the conversions, the resulting decrease of fair value of approximately $1,318,000 and $1,719,000 of the related debt discount was recognized on the Condensed Consolidated Statement of Comprehensive Income (Loss).

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

There were no warrants granted during the three months ended September 30, 2016.

During the three and nine months ended September 30, 2016 and 2015, there were no warrants exercised.

The Company adopted a sequencing policy that reclassifies contracts, with the exception of stock options, from equity to assets or liabilities for those with the earliest inception date first. Any future issuance of securities, as well as period-end reevaluations, will be evaluated as to reclassification as a liability under the sequencing policy of earliest inception date first until all of the convertible debentures are either converted or settled.

For warrants issued in 2015, the Company determined that the warrants were properly classified in equity as there is no cash settlement provision and the warrants have a fixed exercise price and, therefore, result in an obligation to deliver a known number of shares.

The Company reevaluated the warrants as of September 30, 2016 and determined that they did not have a sufficient number of authorized and unissued shares to settle all existing commitments, and the fair value of the warrants for which there was insufficient authorized shares, were reclassified out of equity to a liability. Under the sequencing policy, of the approximately 67,466,000 warrants outstanding at September 30, 2016, it was determined there was not sufficient authorized shares for approximately 59,595,000 of the outstanding warrants. The fair value of these warrants was re-measured on September 30, 2016 using the Black Scholes Merton Model, with key valuation assumptions used that consist of the price of the Company’s stock on September 30, 2016, a risk free interest rate based on the average yield of a 2 or 3 year Treasury note and expected volatility of the Company’s common stock, resulting in the fair value for the Warrant liability of approximately $102,000. The resulting change in fair value of approximately $96,000 and $(835,000) for the three and nine months ended September 30, 2016, respectively, was recognized as a gain/(loss) in the Condensed consolidated statement of comprehensive income(loss).

NOTE 8 - NOTES PAYABLE

Notes payable consists of:

	September 30, 2016	December 31, 2015
Southwest Farms (Note 3)	$3,608,852	$3,645,163
East West Secured Development (Note 3)	512,727	675,093
Washington Property (Note 6)	—	208,605
Investor #2 (Note 7)	275,000	—
Investor #3	142,500	—
Investor #4	2,665,963	—
Financial Freedom, LLC	—	—
	7,205,041	4,528,861
Less discounts	(803,025)	—
Plus premium	—	16,667

	6,402,016	4,545,528
Less current maturities	2,372,599	256,897

	$4,029,417	$4,288,631

Maturities on Notes Payable are as follows:

Years ending:
December 31, 2016	$296,471
December 31, 2017	2,896,683
December 31, 2018	4,011,887
$7,205,041

The Company entered into a Securities Purchase Agreement dated May 20, 2016 (the “SPA”) with Investor #3, pursuant to which it issued to the Investor a Convertible Promissory Note (the “Note”) in the principal amount of $1,242,500 that matures on July 20, 2017 and earns interest at the rate of 10% per annum. The Note carries an original issuance discount of $112,500 and the Company agreed to pay $5,000 in legal fees for the Investor. In exchange for the Note, the Investor (1) paid to the Company $125,000 less $6,250 in broker fees paid by the Company, and (2) issued to the Company eight (8) secured promissory notes in the principal amount of $125,000 each (each, a “Investor Note” and collectively the “Investor Notes”). This amount is included with Investment funds in schedule above.

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

The notes become convertible into commons shares of the Company’s stock upon an Event of Default, as set forth in the terms of the SPA. The conversion price shall be 50% of the lowest closing bid price during the twenty trading days immediately preceding the conversion. This conversion feature was considered to be a contingent conversion feature, and therefore the conversion feature would not be bifurcated and accounted for as a derivative, until such time as and if the Company is in an event of default.

In connection with any Event of Default by the Company, Investor #3 may accelerate the Note with the outstanding balance becoming immediately due and payable in cash at 125% of the outstanding balance. Furthermore, Investor #3 may elect to increase the outstanding balance by applying a 125% “default effect” (up to two applications for two defaults) without accelerating the outstanding balance, in which event the outstanding balance shall be increased as of the date of the occurrence of the applicable event of default. Furthermore, following the occurrence of an event of default interest shall accrue on the outstanding balance beginning on the date the applicable event of default occurring at an interest rate equal to the lesser of 22% per annum or the maximum rate permitted under applicable law.

In connection with entry into the SPA, the Company agreed to reserve 300% of the shares into which the Note can be converted for the Investor.

Investor #3 may, with the Company’s consent, prepay, without penalty, all or any portion of the outstanding balance of the Investor Notes at any time prior to the Investor Note Maturity Date. Notwithstanding the foregoing, beginning on the date that is 90 days from the date of the issuance of the Note, and then on the 6-month anniversary of the date of entry into the Note and monthly thereafter for a total of eight payments, Investor #3 shall be obligated to prepay one of the eight Investor Notes at each such occurrence, if at the time of such occurrence: (a) no event of default under the Note has occurred; (b) the average daily dollar volume of the Common Stock on its principal market for the twenty (20) trading days is greater than $55,000; (c) the market capitalization of the Common Stock on the date of the occurrence is greater than $3,000,000; and (d) the share reserve described below remains in place at the required thresholds.

The Company also made extensive representations and warranties relating to the transaction.

To date, no amounts have been received by the Company against the eight Investor Notes.

March 15 2016 Financing

As detailed above (Note 7), on September 22, 2016, the Company received notice of an Event of Default and Acceleration (the “Notice Letter”) in connection with another Note with Investor #3, dated March 14, 2016, in the original principal amount of $140,000. This note was determined to have a contingent conversion feature, and as such was included with the notes payable balance upon issuance. As the Note has been placed in default, the Note is now convertible at the holder’s option, and has been reclassed into the Convertible Debentures balance on the accompanying condensed consolidated balance sheet, as of September 30, 2016.

April 6, 2016 Note Payable

On April 6, 2016, the Company entered into a Promissory note for $85,000, which was issued with a $2,500 premium, and bears interest at 0.0%. The proceeds were to be used by the Farm, to pay for water usage. Additionally, the Company issued 600,000 of the Company’s restricted common stock to the holder. The shares were valued at the market value of the common shares of the Company on the date of the issuance of the note. The payment terms called for $40,000 to be paid on or before April 21, 2016, $20,000 to be paid on or before May 6, 2016, and the final $27,500 to also be paid on or before May 6, 2016. The Note also allowed for the extension of the maturity date by 30 days, at the Company’s request, in exchange for an additional $2,500 payment. The note and the $2,500 extension payment were paid during July, 2016.

Entry into Note Purchase Agreement, Exchange Agreement, and Security Agreement

On September 30, 2016, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with a new investor (“Investor #4”) pursuant to which two wholly-owned subsidiaries of the Company, EWSD and Pueblo Agriculture Supply and Equipment, LLC (“Pueblo”, and together with EWSD, the “Subsidiaries”) agreed to jointly sell, and the Investor agreed to purchase, an aggregate of up to $3,349,599 in subscription amount of convertible secured promissory notes (plus the Investor Subscription Amount of $1,431,401, described below, which was tendered with the first tranche of the Securities Purchase Agreement) (collectively, the “New Notes”) in seven tranches (each, a “Closing”).

Investor #4’s commitment to purchase the New Notes may, at the option of Investor #4, be reduced by up to $700,000 for monies raised by the Company or the Subsidiaries. The Investor Note Subscription Amount refers to $1,431,401 of 10% convertible notes of the Company previously issued to the Company’s major investor (“First Investor”) pursuant to that certain Securities Purchase Agreement dated on or about June 30, 2016 (the “July SPA”) (Note 7). The debentures issued pursuant to the July SPA were subsequently assigned to the Investor and were tendered for cancellation to the Company for the Investor Subscription Amount portion of the New Notes.

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

The funding of New Notes under the Securities Purchase Agreement are as follows: The first tranche of up to $539,306 plus the Investor Note Subscription Amount, the second tranche of up to $100,000 being closed upon on or about October 1, 2016, the third tranche of up to $208,424 being closed upon on or about October 17, 2016, the fourth tranche of up to $100,000 being closed upon on or about November 1, 2016, the fifth tranche of up to $188,818 being closed upon on or about November 15, 2016, the sixth tranche of up to $182,051 being closed upon on or about December 15, 2016, and the seventh tranche of up to $665,000, the closing of which is contingent upon, among other things, the purchase of that certain parcel of land located at 212 39th Ln, Pueblo CO 81006 referred to as “Farm #2”, upon terms and conditions that are satisfactory to the Investor and the assignment of a 20% ownership interest in that certain 320-acres of agricultural land in Pueblo, Colorado (the “Farm”) and Farm #2 to the Investor. As of the date of this filing, the new investor has funded approximately $1.9 million in cash for New Notes with the total face value of approximately $3.2 million, excluding the Investor Note Subscription Amount.

Upon retirement of the New Notes, the Company or its Subsidiaries or affiliates as applicable, shall assign twenty percent (20%) of their respective ownership interest in the Farm and Farm #2 to the Investor. As the assignment is not triggered until all performance obligations under this agreement are met, the twenty percent ownership interest is not due until a future contingent date, and therefore there is no accounting recognition at this time.

The Company and Ned Siegel, Jeffrey Goh, and Clinton Pyatt, each an executive officer of the Company or member of the Company’s Board, shall enter into management contracts with the Company upon terms and subject to conditions that are reasonably acceptable to the Investor.

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

In connection with the Securities Purchase Agreement, the Company shall pay Investor #4 an annual collateral management fee of $239,050, which shall be due and payable in equal monthly installments of $19,921, commencing October 3, 2016 and continuing each successive month until the New Notes have been satisfied in full. Upon an event of default, the Collateral Management Fee shall increase to $478,100 per year until such event of default has been cured. The Collateral Management Fee is guaranteed for the first 12 months following the issuance of the New Notes.

The Company agreed to use commercially reasonable efforts to amend the Subordination Agreement (referred to above) to reflect the issuance of New Notes to the Investor within 14 days of the date of the Securities Purchase Agreement. The First Investor and the Investor are affiliates of one another.

The Company and the Subsidiaries also entered into an Exchange Agreement with Investor #1, pursuant to which the Investor #1 agreed to exchange each of the Company’s outstanding convertible debentures issued in their favor, in the principal outstanding balance amount of approximately $5,882,242, plus accrued interest (the “Original Debentures”), for certain 10% Convertible Debentures issued by the Subsidiaries, due June 30, 2017, on substantially the same terms as the Original Debentures. As the conversion features, as discussed previously, were concluded to require bifurcation and accounted for as derivatives, debt extinguishment or modification guidance does not apply. It was therefore concluded that the Exchange Agreement would be accounted for as a modification, covered instead by derivative accounting, which requires any change in conversion feature to be reflected in the derivative valuation.

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

Grant of Second Deed of Trust and Assignment of Rents

On September 30, 2016, EWSD,, a wholly-owned subsidiary of the Company granted a junior lender (the “ Junior Lender ”) a Second Deed of Trust, Security Agreement and Financing Statement (the “ Second Trust Deed ”) and an Assignment of Rents and Leases (the “ Assignment of Rents ”). The Second Trust Deed and the Assignment of Rents encumber the Farm, and the rents payable by tenants under any current and future leases of and from the Farm. The Second Trust Deed and the Assignment of Rents secure the payment of all obligations of EWSD I pursuant to any debentures issued to the Junior Lender in accordance with the Securities Purchase Agreement dated June 30, 2016 by and among EWSD I, Junior Lender, and Company (the “ Securities Purchase Agreement ”).

The security granted to the Junior Lender pursuant to the Second Trust Deed and the Assignment of Rents is subordinate to the rights of Southwest Farms, Inc. (the “ Senior Lender ”) as set forth in the Deed of Trust, Security Agreement and Financing Statement dated as of August 7, 2015 granted by EWSD in favor of Senior Lender and the Assignment of Rents and Leases by and between EWSD and Senior Lender dated as of August 7, 2015. Such subordination is documented in a Subordination Agreement dated as of August 23, 2016 by and among Senior Lender, Junior Lender, Company, EWSD, and Pueblo Agriculture Supply and Equipment, LLC, another wholly-owned subsidiary of the Company, as amended by a First Amendment to Subordination Agreement dated as of September 19, 2016 (collectively, the “ Subordination Agreement ”) pursuant to which Senior Lender consented to the Second Trust Deed and the Assignment of Rents. The Subordination Agreement also provides that the Junior Lender may not increase the principal amount of indebtedness pursuant to the Securities Purchase Agreement beyond $1,500,000.

Notes payable, related parties, consists of:

	September 30, 2016	December 31, 2015
Directors’ Notes	$289,866	$—

Less discounts	(6,000)	—

	$283,866	$—

Maturities on Notes payable, related parties, are as follows:

Years ending:
December 31, 2016	$39,166
December 31, 2017	250,700
$289,866

On June 8, 2016, the Company issued Promissory Notes (the “Directors Notes”), in the amount of $250,700, to all the directors in exchange for various amounts outstanding for fees and reimbursements incurred during December 2015 and April 2016. The Notes have a term of six months and bear interest at 8% until the note is paid in full. The Directors Notes were each issued with a warrant for fifty percent of the face amount of the note, with an exercise price of $0.01 and exercisable for three years. The Company estimated the fair value of the warrants based on a Black Scholes valuation model. The warrants were determined to have a fair value of $12,000, calculated with the Black Sholes Merton model, with the following key valuation assumptions: estimated term of three years, annual risk-free rate of .93%, and annualized expected volatility of 172%. The $12,000 fair value was recognized as a debt discount and is being amortized over the six month term of the Directors Notes.

NOTE 9 - SHARE BASED AWARDS, RESTRICTED STOCK AND RESTRICTED STOCK UNITS (“RSUs”)

The Board resolved that, beginning with the fourth calendar quarter of 2015, the Company shall pay each member of the Company’s Board of Directors, who is not also an employee of the Company, for each calendar quarter during which such member continues to serve on the Board compensation in the amount of $15,000 in cash and 325,000 shares of Company common stock. The 975,000 shares issued to all the directors for the three months ended March 31, 2016 were valued at the market price of the Company’s common stock on March 31, 2016, for total compensation expense of $9,750. On March 31, 2016, the Board awarded the Chairman a cash bonus of approximately $89,000 and, 2,230,000 shares of Company common stock for his service in the three months ended March 31, 2016.

The Board authorized grants of approximately 2,761,000 shares of the Company common stock during the second quarter of 2016, which were valued at the market price of the Company’s common stock on date of grant, for total compensation expense of approximately $13,000. On June 8, 2016, the Board also awarded the Chairman a cash bonus of approximately $89,200 and 6,027,000 shares of Company common stock, valued at approximately $8,000.

The Board also voted on June 8, 2016, to increase the shares available for grant under the 2014 Equity Incentive Plan to 125,000,000. The Company intends to file a Form S-8 regarding the increased shares available for grant now that the increase in authorized shares has been approved.

A summary of the activity related to RSUs for the nine months ended September 30, 2016 and 2015 is presented below:

Restricted stock units (RSU’s)	Total shares	Grant date fair value
RSU’s non-vested at January 1, 2016	152,823	$0.51 - $1.88
RSU’s granted	14,285,714	$0.007
RSU’s vested	(125,431)	$0.51- $1.88
RSU’s forfeited	—	$-

RSU’s non-vested September 30, 2016	14,313,106	$0.51 - $1.88

Restricted stock units (RSU’s)	Total shares	Grant date fair value
RSU’s non-vested at January 1, 2015	199,584	$10.70
RSU’s granted	177,633	$1.88 - $6.70
RSU’s vested	(135,135)	$1.88 - $6.70
RSU’s forfeited	—	$-

RSU’s non-vested September 30, 2015	242,082	$1.88 - $11.00

A summary of the expense related to restricted stock, RSUs and stock option awards for the three and nine months ended September 30, 2016 is presented below:

	Three months ended September 30, 2016	Nine months ended September 30, 2016
Restricted Stock	$—	$390,000
RSU’s	38,144	192,192
Stock options	—	—
Common stock	30,281	62,331

Total	$68,425	$644,523

NOTE 10 - RELATED PARTY TRANSACTIONS

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

In the second quarter of 2016, the Company issued promissory notes to all of the directors, in exchange for past unpaid cash bonuses, board compensation and expenses. See Note 8 for a description of these notes

NOTE 11 - COMMITMENTS AND CONTINGENCIES

The Company previously leased property for its day to day operations and facilities for possible retail dispensary locations and cultivation locations as part of the process of applying for retail dispensary and cultivation licenses.

Entry into Agreement to Acquire Real Property

On June 17, 2016, EWSD , a wholly owned subsidiary of the Company, entered into a Contract to Buy and Sell Real Estate (the “Acquisition Agreement”) with Tammy J. Sciumbato and Donnie J. Sciumbato (collectively, the “Sellers”) to purchase certain real property comprised of 116-acres of agricultural land, a barn and a farmhouse in Pueblo, Colorado (the “Property”). The closing of the Acquisition Agreement is scheduled to occur on or about September 22, 2016 (the “Closing”), with possession of the land and barn occurring twelve (12) days after the Closing and possession of the farm house occurring on or before January 1, 2017. The Sellers will were to rent back the farm house from the Company until January 1, 2017. The purchase price to acquire the Property is $650,000, including $10,000 paid by the Company as a deposit into the escrow for the Property. During the third quarter of 2017 the Acquisition Agreement was cancelled and the deposit was forfeited.

Office Leases

On August 1, 2011, the Company entered into a lease agreement for office space located in West Hollywood, California through June 30, 2017 at a current monthly rate of $14,828 per month. The Company moved to new offices in Los Angeles, CA in April 2015. The sublease on the new office has a term of 18 months with monthly rent of $7,486.

The landlord for the West Hollywood space has filed a suit against the Company and independent guarantors on the West Hollywood lease. The Company has expensed all lease payments due under the West Hollywood lease. The Company’s liability for the West Hollywood lease will be adjusted, if required, upon settlement of the suit with the landlord. On September 8, 2016, the court approved the landlord’s application for writ of attachment in the State of California in the amount of $374,402 against Prescription Vending Machines, Inc. (“PVM”). A trial date has been set for May 2017 (Note 12). On July 18, 2017, plaintiff filed a Request for Dismissal with Prejudice of the litigation in respect of PVM.

Total rent expense under operating leases for the three months ended September 30, 2016 and 2015 was $23,000 and $66,000, respectively. Rent expense for the nine months ended September 30, 2016 and 2015 was approximately $376,000 and $110,000, respectively.

Consulting Agreements

On December 7, 2015, the Company entered into a consulting agreement for marketing and PR services, for a term of six months, which was subsequently extended through August 30, 2016. Compensation under this agreement through May 30, 2016 was $25,000 per month, with twenty percent, or $5,000, of this amount to be paid in shares of the Company’s common stock. Per the terms of the agreement, the number of shares issued is determined at the end of each quarter. Upon extension, the terms were adjusted to $15,000 per month for services, with $5,000 to be paid in shares of the Company’s common stock.

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

Litigation

On May 22, 2013, Medbox (now known as Notis Global, Inc.) initiated litigation in the United States District Court in the District of Arizona against three stockholders of MedVend Holdings LLC (“MedVend”) in connection with a contemplated transaction that Medbox entered into for the purchase of an approximate 50% ownership stake in MedVend for $4.1 million. The lawsuit alleges fraud and related claims arising out of the contemplated transaction during the quarter ended June 30, 2013. The litigation is pending and Medbox has sought cancellation due to a fraudulent sale of the stock because the selling stockholders lacked the power or authority to sell their ownership stake in MedVend, and their actions were a breach of representations made by them in the agreement. On November 19, 2013 the litigation was transferred to United States District Court for the Eastern District of Michigan. MedVend recently joined the suit pursuant to a consolidation order executed by a new judge assigned to the matter. In the litigation, the selling stockholder defendants and MedVend seek to have the transaction performed, or alternatively be awarded damages for the alleged breach of the agreement by Medbox. MedVend and the stockholder defendants seek $4.55 million in damages, plus costs and attorneys’ fees. Medbox has denied liability with respect to all such claims. On June 5, 2014, the Company entered into a purchase and sale agreement (the “MedVend PSA”) with PVM International, Inc. (“PVMI”) concerning this matter. Pursuant to the MedVend PSA, the Company sold to PVMI the Company’s rights and claims attributable to or controlled by the Company against those three certain stockholders of MedVend, known as Kaplan, Tartaglia and Kovan (the “MedVend Rights and Claims”), in exchange for the return by PVMI to the Company of 30,000 shares of the Company’s common stock. PVMI is owned by Vincent Mehdizadeh, formerly the Company’s largest stockholder. On December 17, 2015, the Company entered into a revocation of the MedVend PSA, which provided that from that date forward, Medbox would take over the litigation and be responsible for the costs and attorneys’ fees associated with the MedVend Litigation from December 17, 2015 forward. All costs and attorneys’ fees through December 16, 2015 will be borne by PVMI. After the filing of a motion for substitution of Medbox n/k/a Notis Global, Inc. for PVMI, Defendants’ agreed, via a stipulated order, to permit the substitution. The Court entered the order substituting Notis Global, Inc. for PVMI on February 17, 2016. A new litigation schedule was recently issued which resulted in an adjournment of the trial. A new trial date will be set by the court following its ruling on a motion for summary judgment filed by Defendants and MedVend, which is set for hearing on November 16, 2016. At this time, the Company cannot determine whether the likelihood of an unfavorable outcome of the dispute is probable or remote, nor can they reasonably estimate a range of potential loss, should the outcome be unfavorable. In January 2017, we entered into a Settlement Agreement with the three stockholders, pursuant to which we agreed to pay to them $375,000 in six payments commencing August 2017 and concluding on or before February 2020. In connection with the settlement, we executed a Consent Judgment in the amount of $937,000 in their favor. We did not make the first payment and the Consent Judgment was recorded against us on August 25, 2017. Plaintiffs have attempted to collect on the judgment and, in November 2017, garnished approximately $10,000 from our bank account.

On February 20, 2015, Michael A. Glinter, derivatively and on behalf of nominal defendants Medbox, Inc. the Board and certain executive officers (Pejman Medizadeh, Matthew Feinstein, Bruce Bedrick, Thomas Iwanskai, Guy Marsala, J. Mitchell Lowe, Ned Siegel, Jennifer Love, and C. Douglas Mitchell), filed a suit in the Superior Court of the State of California for the County of Los Angeles. The suit alleges breach of fiduciary duties and abuse of control by the defendants. Relief is sought awarding damages resulting from breach of fiduciary duty and to direct the Company and the defendants to take all necessary actions to reform and improve its corporate governance and internal procedures to comply with applicable law. The Company has entered into a Stipulation and Agreement of Settlement on October 16, 2015. See more detailed discussion below under Derivative Settlements.

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

On March 10, 2015, Robert J. Calabrese, derivatively and on behalf of nominal defendant Medbox, Inc., filed a suit in the United States District Court for the District of Nevada against certain Company officers and/or directors (Ned L. Siegel, Guy Marsala, J. Mitchell Lowe, Pejman Vincent Mehdizadeh, Bruce Bedrick, and Jennifer S. Love). The suit alleges breach of fiduciary duties and gross mismanagement by issuing materially false and misleading statements regarding the Company’s financial results for the fiscal year ended December 31, 2013 and each of the interim financial periods. Specifically, the suit alleges that defendants caused the Company to overstate the Company’s revenues by recognizing revenue on customer contracts before it had been earned. The plaintiff seeks relief for compensatory damages and reasonable costs and expenses for all damages sustained as a result of the alleged wrongdoing. The Company has entered into a Stipulation and Agreement of Settlement on October 16, 2015. See more detailed discussion below under Derivative Settlements.

On March 27, 2015, Tyler Gray, derivatively and on behalf of nominal defendant Medbox, Inc., filed a suit in the United States District Court for the District of Nevada against the Company’s Board of Directors and certain executive officers (Pejman Vincent Mehdizadeh, Matthew Feinstein, Bruce Bedrick, Thomas Iwanski, Guy Marsala, J. Mitchell Lowe, Ned Siegel, Jennifer S. Love, and C. Douglas Mitchell). The suit alleges breach of fiduciary duties and abuse of control. The plaintiff seeks relief for compensatory damages and reasonable costs and expenses for all damages sustained as a result of the alleged wrongdoing. Additionally, the plaintiff seeks declaratory judgments that plaintiff may maintain the action on behalf of the Company, that the plaintiff is an adequate representative of the Company, and that the defendants have breached and/or aided and abetted the breach of their fiduciary duties to the Company. Lastly the plaintiff seeks that the Company be directed to take all necessary actions to reform and improve its corporate governance and internal procedures to comply with applicable law. The Company has entered into a Stipulation and Agreement of Settlement on October 16, 2015. See more detailed discussion below under Derivative Settlements.

On May 20, 2015, Patricia des Groseilliers, derivatively and on behalf of nominal defendant Medbox, Inc., filed a suit in the United States District Court for the District of Nevada against the Company’s Board of Directors and certain executive officers (Pejman Vincent Mehdizadeh, Ned Siegel, Guy Marsala, J. Mitchell Lowe, Bruce Bedrick, Jennifer S. Love, Matthew Feinstein, C. Douglas Mitchell, and Thomas Iwanski). The suit alleges breach of fiduciary duties and unjust enrichment. The plaintiff seeks relief for compensatory damages and reasonable costs and expenses for all damages sustained as a result of the alleged wrongdoing. Additionally, the plaintiff seeks declaratory judgments that plaintiff may maintain the action on behalf of the Company, that the plaintiff is an adequate representative of the Company, and that the defendants have breached and/or aided and abetted the breach of their fiduciary duties to the Company. Lastly the plaintiff seeks that the Company be directed to take all necessary actions to reform and improve its corporate governance and internal procedures to comply with applicable law. The Company has entered into a Stipulation and Agreement of Settlement on October 16, 2015. See more detailed discussion below under Derivative Settlements.

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

On July 20, 2015, Kimberly Freeman, derivatively and on behalf of nominal defendant Medbox, Inc., filed a suit in the Eighth Judicial District Court of Nevada against the Company’s Board of Directors and certain executive officers (Pejman Vincent Mehdizadeh, Guy Marsala, Ned Siegel, J. Mitchell Lowe, Jennifer S. Love, C. Douglas Mitchell, and Bruce Bedrick). The suit alleges breach of fiduciary duties and unjust enrichment. The plaintiff seeks relief for compensatory damages and reasonable costs and expenses for all damages sustained as a result of the alleged wrongdoing. Additionally, the plaintiff seeks declaratory judgments that plaintiff may maintain the action on behalf of the Company, that the plaintiff is an adequate representative of the Company, and that the defendants have breached and/or aided and abetted the breach of their fiduciary duties to the Company. Lastly, the plaintiff seeks that the Company be directed to take all necessary actions to reform and improve its corporate governance and internal procedures to comply with applicable law. The Company has entered into a Stipulation and Agreement of Settlement on October 16, 2015. See more detailed discussion below under Derivative Settlements.

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

On October 27, 2015, separate from the above lawsuits and settlement, Richard Merritts, derivatively and on behalf of nominal defendant Medbox, Inc., filed a suit in the Superior Court of the State of California for the County of Los Angeles against the Board and certain executive officers (Guy Marsala, J. Mitchell Lowe, Ned Siegel, Jennifer S. Love, C. Douglas Mitchell, Pejman Vincent Mehdizadeh, Matthew Feinstein, Bruce Bedrick, Jeff Goh, and Thomas Iwanski). The suit titled Merritts v. Marsala, et al., Case No. BC599159 (the “Merritts Action”), alleges breach of fiduciary duties by the defendants. Relief is sought awarding damages resulting from breach of fiduciary duty and to direct the Company and the defendants to take all necessary actions to reform and improve its corporate governance and internal procedures to comply with applicable law. On February 16, 2016, the court issued an order staying the litigation pending final court approval of the settlement of the other pending derivative actions involving Medbox, Inc., as nominal defendant, and former and current officers and directors. The settlement of the other derivative actions has been preliminarily approved by the court in Jones v. Marsala, et al., Case No. 15-cv-4170 BRO (JEMx), in the U.S. District Court for the Central District of California. On March 25, 2016, Merritts filed a Motion to Intervene in the case filed by Mike Jones in the U.S. District Court for the Central District of California. By his Motion, Merritts seeks limited intervention in the Jones stockholder derivative action in order to seek confirmatory information and discovery regarding the Stipulation and Agreement of Settlement preliminarily approved by the Court on February 3, 2016. On April 4, 2016, Plaintiff Jones and the Company separately filed oppositions to the Motion to Intervene. On April 22, 2016, the Court issued an Order granting, without a hearing, stockholder Richard Merritts’ Motion to Intervene in the lawsuit titled Mike Jones v. Guy Marsala, et al., in order to conduct limited discovery. On September 16, 2016, solely to avoid the costs, risks, and uncertainties inherent in litigation, the parties entered into a settlement regarding Merritts’ claims. See more detailed discussion below under Derivative Settlements.

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

Derivative Settlements

As previously announced on October 22, 2015, on October 16, 2015, the Company, in its capacity as a nominal defendant, entered into a memorandum of understanding of settlement (the “Settlement”) in the following stockholder derivative actions: (1) Mike Jones v. Guy Marsala, et al., in the U.S. District Court for Central District of California; (2) Jennifer Scheffer v. P. Vincent Mehdizadeh, et al., in the Eighth Judicial District Court of Nevada; (3) Kimberly Y. Freeman v. Pejman Vincent Mehdizadeh, et al., in the Eighth Judicial District Court of Nevada; (4) Tyler Gray v. Pejman Vincent Mehdizadeh, et al., in the U.S. District Court for the District of Nevada; (5) Robert J. Calabrese v. Ned L. Siegel, et al., in the U.S. District Court for the District of Nevada; (6) Patricia des Groseilliers v. Pejman Vincent Mehdizadeh, et al., in the U.S. District Court for the District of Nevada; (7) Michael A. Glinter v. Pejman Vincent Mehdizadeh, et al., in the Superior Court of the State of California for the County of Los Angeles (the “Stockholder Derivative Lawsuits”). In addition to the Company, Pejman Vincent Mehdizadeh, Matthew Feinstein, Bruce Bedrick, Thomas Iwanski, Guy Marsala, J. Mitchell Lowe, Ned Siegel, and C. Douglas Mitchell were named as defendants in all of the lawsuits, and Jennifer S. Love was named in all of the lawsuits but the Scheffer action (the “Individual Defendants”).

On December 3, 2015, the parties in the Jones v. Marsala action advised the Court of the settlements in the Stockholder Derivative Lawsuits and that the parties would be submitting the settlement to the Court in the Jones action for approval. The Court thereafter issued an order vacating all pending dates in the action and ordered Plaintiff to file the Stipulation and Agreement of Settlement for the Court’s approval. On December 18, 2015, plaintiffs filed the Motion for Preliminary Approval of Derivative Settlement that included the Stipulation and Agreement of Settlement. On February 3, 2016, the Court issued an Order granting preliminary approval of the settlement.

The Court originally scheduled a final Settlement Hearing to be held on May 16, 2016, but subsequently continued that hearing to October 17, 2016. By the terms of the settlement, a final Court approval would provide for a release of the claims in the Stockholder Derivative Actions and a bar against continued prosecution of all claims covered by the release. By entering into the Settlement, the settling parties have resolved the derivative claims to their mutual satisfaction. The Individual Defendants have not admitted the validity of any claims or allegations and the settling plaintiffs have not admitted that any claims or allegations lack merit or foundation.

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

On September 16, 2016, solely to avoid the costs, risks, and uncertainties inherent in litigation, the parties entered into a settlement regarding the Merritts Action. The settlement provides, among other things, for the release and dismissal of all asserted claims. Under the terms of the settlement, the Company agrees to adopt and to adhere to certain corporate governance processes in the future. In addition to these corporate governance measures, the Company will make a payment of $135,000 in cash to be used to pay Merritts’ counsel for any attorneys’ fees and expenses, or as service awards to plaintiff Merritts, that are approved and awarded by the Court. The settlement is contingent on final court approval. The final Settlement Hearing was held on October 17, 2016, at the same date and time as the final Settlement Hearing for the Stockholder Derivative Lawsuits. The Court has taken the settlement under review.

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

The Company’s responsibilities as to the proposed settlements of the Class Action and the Stockholder Derivative Lawsuits have been accrued and included in Accrued settlement and severance expenses on the accompanying consolidated balance sheet as of December 31, 2015. If the settlements of the Class Action, the Stockholder Derivative Lawsuits, or the Merritts Action do not receive final court approval, it could have a material adverse effect on the financial condition, results of operations and/or cash flows of the Company and their ability to raise funds in the future.

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

In March 2017, the SEC and the Company settled this matter. The Company consented to the entry of a final judgment permanently enjoining it from violations of Sections 5(a), 5(c), and 17(a) of the Securities Act of 1933 (Securities Act) and Sections 10(b), 13(a), 13(b)(2)(A), and 13(b)(2)(B) of the Securities Exchange Act of 1934 (Exchange Act) and Rules 10b-5, 12b-20, 13a-11, and 13a-13 thereunder. In connection with the settlement, the Company did not have any monetary sanctions or penalties assessed against it.

Other litigation

Whole Hemp complaint

A complaint was filed by Whole Hemp Company, LLC d/b/a Folium Biosciences (“Whole Hemp”) on June 1, 2016, naming Notis Global, Inc. and EWSD (collectively, “Notis”), as defendants in Pueblo County, CO district court. The complaint alleges five causes of action against Notis: misappropriation of trade secrets, civil theft, intentional interference with prospective business advantage, civil conspiracy, and breach of contract. All claims concern contracts between Whole Hemp and Notis for the Farming Agreement and the Distributor Agreement.

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

For further information in respect of the Whole Hemp matter, see more detailed discussion below under Part II – Other Information, Item 1. Legal proceedings and Item 5. Other Information,

West Hollywood Lease

The lease for the former office at 8439 West Sunset Blvd. in West Hollywood, CA has been partially subleased. The Company plans to sublease the remainder of the office in West Hollywood, CA and continues to incur rent expense while the space is being marketed. The landlord for the prior lease filed a suit in Los Angeles Superior Court in April 2015 against the Company for damages they allege have been incurred from unpaid rent and otherwise. In January 2016, the landlord filed a first amended complaint adding the independent guarantors under the lease as co-defendants and specifying damages claim of approximately $300,000. On September 8, 2016, the court approved the landlord’s application for writ of attachment in the State of California in the amount of $374,402 against Prescription Vending Machines, Inc. (“PVM”). A trial date has been set in May 2017. The Company is presently unable to determine whether the likelihood of an unfavorable outcome of the dispute is probable or remote, nor can it reasonably estimate a range of potential loss, should the outcome be unfavorable. On July 18, 2017, plaintiff filed a Request for Dismissal with Prejudice of the litigation in respect of PVM.

Los Angeles Lease

The Company’s former landlord, Bank Leumi, filed an action against the Company in Los Angeles Superior Court for breach of lease on August 31, 2016, seeking $29,977 plus fees and interest, in addition to rent payment for September 2016. The Company filed a response to the complaint on September 21, 2016, and a case management conference is scheduled for December 9, 2016. In November 2016, the parties entered into a Settlement Agreement and General Release, pursuant to which the Company agreed to an eight-payment plan in favor of the Bank, commencing December 2016 and terminating July 2017. All of the payments, which aggregated $46,522 for rent, fees, and costs, have been made.

Creaxion

On August 23, 2017, Creaxion Corporation filed a Complaint in the Superior Court of Fulton County, Georgia, styled Creaxion Corporation, Plaintiff, v. Notis Global, Inc., Defendant, Civil Action No. 2017CV294453. Plaintiff plead counts for (1) Breach of Contract in the amount of $89,000, (2) Prejudgment interest, and (3) Attorney’s fees. The Company was served on September 26, 2017, and did not respond to the Complaint. On November 30, 2017, the Court granted plaintiff’s request for a Default Judgment in the amount of $89,000. Further, the Court scheduled a hearing for December 14, 2017, in respect of expenses, attorney’s fees, and interest at a rate of 6.25%.

Sheppard, Mullin

On October 27, 2017, Sheppard, Mullin filed a Complaint in the Superior Court of the State of California for the County of Los Angeles, styled Sheppard, Mullin, Richter & Hampton LLP, a California limited liability partnership, plaintiff v. Notis Global, Inc., a Nevada corporation, formerly known as Medbox, Inc.; and Does 1-10, inclusive, Defendants, Case No. BC681382. Plaintiff plead causes of action for (1) Breach of Contract; (2) Account Stated; and (3) and Unjust Enrichment, seeking approximately $240,000. The Company accepted service on November 10, 2017, and, as of the date of this Report, has not responded to the Complaint.

NOTE 12 - SUBSEQUENT EVENTS

Entry into Senior Secured Convertible Note Purchase Agreements

On April 27, 2017 for gross proceeds of $100,000 the Company issued a senior secured convertible promissory note bearing interest at the rate of 10% per annum with a maturity date of April 27, 2018. The loan and accrued interest are to be paid on the maturity date. If the note is repaid before the maturity date the Company is required to make a payment to the holder of an amount in cash equal to the sum of the then-outstanding principal amount of the note and interest multiplied by 130%. The promissory note contains conversion clauses that allow the lender the option to convert the loan amount plus all accrued and unpaid interest due under the note into common stock at a conversion rate of $0.0001 per share. In addition, the Company also issued 100,000,000 warrants to the lender to purchase additional shares of common stock at an exercise price of $0.0001 per share. These warrants are fully vested and have a term of 4 years. The warrant exercise price is subject to anti-dilution protection in the event that the Company issues additional equity securities at a price less than the exercise price.

On May 8, 2017 for gross proceeds of $100,000 the Company issued a senior secured convertible promissory note bearing interest at the rate of 10% per annum with a maturity date of May 8, 2018. The loan and accrued interest are to be paid on the maturity date. If the note is repaid before the maturity date the Company is required to make a payment to the holder of an amount in cash equal to the sum of the then-outstanding principal amount of the note and interest multiplied by 130%.The promissory note contains conversion clauses that allow the lender the option to convert the loan amount plus all accrued and unpaid interest due under the note into common stock at a conversion rate of $0.0001 per share. In addition, the Company also issued 100,000,000 warrants to the lender to purchase additional shares of common stock at an exercise price of $0.0001 per share. These warrants are fully vested and have a term of 4 years. The warrant exercise price is subject to anti-dilution protection in the event that the Company issues additional equity securities at a price less than the exercise price.

Common stock issuances

Between October 25, 2016 and November 15, 2016, we issued an aggregate of 2,482,175,595 shares of our common stock to six otherwise unrelated persons in connection with the conversion of certain previously issued debt securities to such persons. We believe that such persons are independent of each other and do not constitute a group as defined in Section 13(d) of the Exchange Act. We did not receive any proceeds from such conversions. We had previously offered and sold the convertible debt securities in reliance on the exemptions from registration pursuant to Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder and offered and sold the above-referenced shares in accordance with the provisions of Section 3(a)(9) of the Securities Act.

On January 20, 2017, we issued 2,000,000 shares of our common stock to in connection with the settlement of the Crystal v. Medbox, Inc. litigation. We did not receive any proceeds from such issuance. We issued such shares in reliance on the exemptions from registration pursuant to Section 4(a)(2) of the Securities Act.

On August 24, 2017, we issued 38,700,000 shares of our common stock to one otherwise unrelated person in connection with the conversion of certain previously issued debt securities to such person. We did not receive any proceeds from such conversion. We had previously offered and sold the convertible debt securities in reliance on the exemptions from registration pursuant to Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder and offered and sold the above-referenced shares in accordance with the provisions of Section 3(a)(9) of the Securities Act.

OTC Markets

On September 9, 2016, the Company received notice from the OTC Markets that it would move the Company’s trading market from the OTCQB® to OTC Pink® market, if the Company did not file its Quarterly Report on Form 10-Q for the period ended June 30, 2016 by September 30, 2016. On or about October 1, 2016, the Company moved to the OTC Pink market. This might also impact the Company’s ability to obtain funding.

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

In connection with entry into the Note Purchase Agreement, the parties also entered into a Global Debenture Amendment (the “Debenture Amendment”), pursuant to which the Investor shall be entitled to the same “look-back” period on establishing the conversion price of a Note as any other Investor is entitled to pursuant to notes or debentures held by such Investor. Based on the terms of the Company’s other convertible notes and debentures, other investors shall be entitled to the same rights established in the Debenture Amendment. Therefore, each of the company’s investors holding convertible debt shall be entitled to the same “look-back” period when establishing the conversion price for their respective notes or debentures.

PCH Investment Group, Inc. – San Diego Project Investment

Effective as of March 21, 2017, through a series of related transactions, we indirectly acquired an aggregate of 459,999 of the then-issued and outstanding shares of capital stock (the “PCH Purchased Shares”) of PCH Investment Group, Inc., a California corporation (“PCH”) for a purchase price of $300,000.00 in cash and the issuance of shares of our common stock. The PCH Purchased Shares represented 51% of the outstanding capital stock of PCH. In connection with our then acquisition of the PCH Purchased Shares, we (or our affiliates) were also granted an indirect option to acquire the remaining 49% (the “PCH Optioned Shares”) of the capital stock of PCH. The option was to expire on February 10, 2019 (the “PCH Optioned Shares Expiry Date”).

Located in San Diego, California, PCH is a management services business that focuses on the management of cannabis production and manufacturing businesses. On November 1, 2016, PCH entered into a Management Services Agreement (the “PCH Management Agreement”) with California Cannabis Group (“CalCan”) and Devilish Delights, Inc. (“DDI”), both of which are California nonprofit corporations in the cannabis production and manufacturing business (“their business”). CalCan is licensed by the City of San Diego, California, to cultivate cannabis and manufacture cannabis products, as well as to sell, at wholesale, the cultivated and manufactured products at wholesale to legally operated medical marijuana dispensaries. The PCH Management Agreement provided that PCH was responsible for the day-to-day operations and business activities of their business. In that context, PCH is responsible for the payment of all operating expenses of their business (including the rent and related expenditures for CalCan and DDI) from the revenue generated by their business, or on an out-of-pocket basis if the revenue should be insufficient. In exchange for PCH’s services and payment obligations, PCH is entitled to 75% of the gross profits of their business. The PCH Management Agreement did not provide for any gross profit milestone during its first 12 months; thereafter, it provided for an annual $8 million gross profit milestone, with any amount in excess thereof to be carried forward to the next annual period. In the event that, during any annual period, the gross profit thereunder was less than $8 million (including any carry-forward amounts), then, on a one-time basis, PCH would have been permitted to carry-forward such deficit to the following annual period. If, in that following annual period, the gross profit were to exceed $6 million, then PCH was entitled to an additional “one-time basis” carry-forward of a subsequent deficit. The term of the PCH Management Agreement was for five years, subject to two extensions, each for an additional five-year period, in all cases subject to earlier termination for an uncured material breach by PCH of its obligations thereunder. Clint Pyatt, our then-current Chief Operating Officer and Senior Vice President, Government Affairs, was then a member of the Board of Directors of CalCan and DDI.

Pursuant to a Securities Purchase Agreement, that was made and entered into as of March 16, 2017 (five days before the closing of the transaction), our wholly-owned subsidiary, Pueblo Agriculture Supply and Equipment, LLC, a Delaware limited liability company (“PASE”), acquired the PCH Purchased Shares from the three PCH shareholders: (i) Mystic, LLC, a California limited liability company that Jeff Goh, our then-Chief Executive Officer, formed and controlled for his investments in cannabis projects, (ii) Clint Pyatt, and (iii) Steve Kaller, the general manager of PCH (collectively, the “PCH Shareholders”).

As a condition to the Lender entering into the Note Purchase Agreement and the PCH-Related Note (both as noted below) and providing any additional funding to us in connection with our acquisition of the PCH Purchased Shares, our Board of Directors ratified the forms of employment agreements for Mr. Goh, as our then-Chief Executive Officer, and for Mr. Pyatt, as our then-prospective President. Once the agreements became effective, and following the second anniversary thereof, the terms were to have become “at-will.” In addition to payment of a base salary, the agreements provided for certain cash, option, and equity bonuses, in each case to become subject both to each individual and to us meeting certain performance goals to be acknowledged by them and to be approved by a disinterested majority of our Board of Directors.

Due to the nature of the PCH transaction, and the related parties involved with PCH, we formed a special committee of our Board of Directors to consider all of the aspects of the above-described transaction, as well as the related financing proposed to be provided by the Lender. The special committee consisted of three of our four directors: Ambassador Ned L. Siegel, Mitch Lowe, and Manual Flores. In the context of the special committee’s charge, it engaged an otherwise independent investment banking firm (the “Banker”) to analyze the potential acquisition of the PCH Purchased Shares through the Securities Purchase Agreement (noted above) and the Stock Purchase Option Agreement (noted below), the related financing agreements (all as noted below), other related business and financial arrangements, and the above-referenced employment agreements. After the Banker completed its full review of those agreements and its own competitive analysis, it provided its opinion that the consideration to be paid in connection with the acquisition of the PCH Purchased Shares and the terms of the PCH-Related Note were fair to us from a financial point of view. Following the Banker’s presentation of its analysis and opinion, and the special committee’s own analysis, the special committee unanimously recommended to our full Board of Directors that all of such transactions should be approved and that we should consummate the acquisition of the PCH Purchased Shares, accept the option to acquire the PCH Optioned Shares, enter into the PCH-Related Note, the documents ancillary thereto, and the Employment Agreements.

In connection with our acquisition of the PCH Purchased Shares and our option to acquire the PCH Optioned Shares, PASE, EWSD I, LLC, a Delaware limited liability company of which we own 98% of the equity (“EWSD”; the other two percent is owned by two individuals who provide consulting services to us), PCH, and we entered into a Convertible Note Purchase Agreement (the “Note Purchase Agreement”) with a third-party lender (the “PCH Lender”). Concurrently, PASE and we (with EWSD and PCH as co-obligors) entered into a related 10% Senior Secured Convertible Promissory Note (the “PCH-Related Note”) in favor of the PCH Lender. The initial principal sum under the PCH-Related Note is $1,000,000.00 and it bears interest at the rate of 10% per annum. Principal and interest are subject to certain conversion rights in favor of the Lender. So long as any principal is outstanding or any interest remains accrued, but unpaid, at any time and from time to time, at the option of the PCH Lender, any or all of such amounts may be converted into shares of our common stock. Notwithstanding such conversion right, and except in the circumstance described in the next sentence, the PCH Lender may not exercise its conversion rights if, in so doing, it would then own more than 4.99% of our issued and outstanding shares of common stock. However, upon not less than 61-days’ notice, the PCH Lender may increase its limitation percentage to a maximum of 9.99%. The PCH Lender’s conversion price is fixed at $0.0001 per share. Principal and accrued interest may be pre-paid from time to time or at any time, subject to 10 days’ written notice to the PCH Lender. Any prepayment of principal or interest shall be increased to be at the rate of 130% of the amount so to be prepaid and, during the 10-day notice period, the PCH Lender may exercise its conversion rights in respect of any or all of the amounts otherwise to be prepaid.

In a series of other loan transactions prior to the closing of the acquisition of the PCH Purchased Shares, a different third party lender (the “Ongoing Lender”) had lent to us, in five separate tranches, an aggregate amount of approximately $414,000 (the “Pre-acquisition Loans”), that, in turn, we lent to PCH to use for its working capital obligations. Upon the closing of the acquisition of the PCH Purchased Shares and pursuant to the terms of the PCH-Related Note, the PCH Lender lent to us (i) approximately $86,000, that, in turn, we lent to PCH to use for its additional working capital obligations, (ii) $300,000 for the acquisition of the PCH Purchased Shares, and (iii) $90,000 for various transaction-related fees and expenses. Immediately subsequent to the closing of the acquisition of the PCH Purchased Shares, the PCH Lender lent to us (x) approximately $170,000 for our operational obligations and (y) approximately $114,000 for us partially to repay an equivalent amount of the Pre-acquisition Loans.

In connection with the Pre-acquisition Loans and the PCH-Related Note, the makers and co-obligors thereof entered into an Amended and Restated Security and Pledge Agreement in favor of the Lender, pursuant to which such parties, jointly and severally, granted to the Lender a security interest in all, or substantially all, of their respective property. Further, PCH entered into a Guarantee in favor of the PCH Lender in respect of the other parties’ obligations under the PCH-Related Note. PCH’s obligation to the PCH Lender under these agreements is limited to a maximum of $500,000.

As of the closing of the acquisition of the PCH Purchased Shares, we paid $300,000 to the PCH Shareholders. We were also obligated to issue to the PCH Shareholders 1,500,000,000 shares (the “Purchase Price Shares”) of our common stock. That number of issuable shares is subject to certain provisions detailed in the PCH-Related Note, which are summarized herein.

Notwithstanding the number of issuable shares referenced above, the number of issued Purchase Price Shares is to be equal to 15% of the then-issued and outstanding shares of our common stock at the time that we exercise our option to acquire the PCH Optioned Shares under the Stock Purchase Option Agreement (the “PCH Option Agreement”; the parties to which are PASE, PCH, the PCH Shareholders). Further, in the event that we issue additional equity securities prior to the date on which we issue the Purchase Price Shares at a price per share that is less than the value referenced above, the PCH Shareholders shall be entitled to “full ratchet” anti-dilution protection in the calculation of the number of Purchase Price Shares to be issued (with the exception of a recapitalization by the Lender to reduce our overall dilution).

If we did not exercise the option to acquire the PCH Optioned Shares prior to PCH Optioned Shares Expiry Date, the PCH Shareholders had the right to reacquire the PCH Purchased Shares from us for the same cash consideration ($300,000.00) that we paid to them for those shares. Further, if we are in default of our material obligations under the Securities Purchase Agreement, or if PASE is the subject of any bankruptcy proceedings, then the PCH Shareholders have the same reacquisition rights noted in the preceding sentence.

Pursuant the PCH Option Agreement, PASE was granted the option to purchase all 49%, but not less than all 49%, of the PCH Optioned Shares. The exercise price for the PCH Optioned Shares is an amount equivalent to five times PCH’s “EBITDA” for the 12-calendar month period, on a look-back basis, that concludes on the date of exercise of the Option, less $10.00 (which was the purchase price of the option). The calculation of the 12-month EBITDA is to be determined by PASE’s (or our) then-currently engaged independent auditors. If we exercise the option prior to the first anniversary of the closing of the acquisition of the PCH Purchased Shares, then the exercise price for the PCH Optioned Shares shall be based on the EBITDA for the entire 12-calendar month period that commenced with the effective date of the PCH Option Agreement.

PCH Investment Group, Inc. – San Diego Project Termination

On March 27, 2017, we filed a Current Report on Form 8-K to announce the above-described series of events, pursuant to which we indirectly acquired 51% of the then-issued and outstanding shares of capital stock of PCH. Subsequently, it became clear to us that the acquisition transaction and the then-prospective, anticipated benefits were not going to manifest themselves in a timely manner and in the magnitude that we had originally anticipated.

Accordingly, through a Settlement Agreement and Mutual General Release, with an effective date of August 16, 2017, we “unwound” the acquisition and entered into a series of mutual releases with, among others, PCH, Mr. Pyatt, and Mr. Goh, but solely in connection with his status as an equity holder of PCH. See, also, Change of Officers and Directors in connection with the severance by each of Messrs. Pyatt and Goh of their respective employment and directorship relationships with us.

Pueblo Farm

Grant of Second Deed of Trust and Assignment of Rents

On September 30, 2016, EWSD I, LLC (“EWSD I”), a wholly-owned subsidiary of ours granted a junior lender (the “Junior Lender”) a Second Deed of Trust, Security Agreement and Financing Statement (the “Second Trust Deed”) and an Assignment of Rents and Leases (the “Assignment of Rents”). The Second Trust Deed and the Assignment of Rents encumber certain real property comprised of 320-acres of agricultural land in Pueblo, Colorado (the “Farm”) owned by EWSD I, and the rents payable by tenants under any current and future leases of and from the Farm. The Second Trust Deed and the Assignment of Rents secure the payment of all obligations of EWSD I pursuant to any debentures issued to the Junior Lender in accordance with the Securities Purchase Agreement dated June 30, 2016 by and among EWSD I, Junior Lender, and us (the “June Securities Purchase Agreement”).

The security granted to the Junior Lender pursuant to the Second Trust Deed and the Assignment of Rents is subordinate to the rights of Southwest Farms, Inc. (the “Senior Lender”) as set forth in the Deed of Trust, Security Agreement and Financing Statement dated as of August 7, 2015 granted by EWSD I in favor of Senior Lender and the Assignment of Rents and Leases by and between EWSD I and Senior Lender dated as of August 7, 2015. Such subordination is documented in a Subordination Agreement dated as of August 23, 2016 by and among Senior Lender, Junior Lender, us, EWSD I, and Pueblo Agriculture Supply and Equipment, LLC, another wholly-owned subsidiary of ours, as amended by a First Amendment to Subordination Agreement dated as of September 19, 2016 (collectively, the “Subordination Agreement”) pursuant to which Senior Lender consented to the Second Trust Deed and the Assignment of Rents. The Subordination Agreement also provides that the Junior Lender may not increase the principal amount of indebtedness pursuant to the June Securities Purchase Agreement beyond $1,500,000.

Pueblo Farm – Management Services Agreement

On May 31, 2017, we, and two of our subsidiaries, EWSD I, LLC (“EWSD”) and Pueblo Agriculture Supply and Equipment LLC, and Trava LLC, a Florida limited liability company that has lent various sums to us (“Trava”; referenced above as the “PCH Lender”), entered into a Management Services Agreement (the “MS Agreement”) in respect of our hemp grow-and-extraction operations located in Pueblo, Colorado (the “Pueblo Farm”). The MS Agreement has a 36-month term with two consecutive 12-month unilateral options exercisable in the sole discretion of Trava. Pursuant to the provisions of the MS Agreement, Trava shall collect all revenue generated by the Pueblo Farm operations. Further, Trava is to satisfy all of our Pueblo Farm-related past due expenses and, subject to certain limitations, to pay all current and future operational expenses of the Pueblo Farm operations. Finally, commencing October 2017, Trava is obligated to make the monthly mortgage payments on the Pueblo Farm, although we remain responsible for any and all “balloon payments” due under the mortgage. On a cumulative calendar monthly cash-on-cash basis, Trava is obligated to tender to us or, at our option, to either or both of our subsidiaries, an amount equivalent to 51% of the net cash for each such calendar month. Such monthly payments are on the 10th calendar day following the end of a calendar month for which such tender is required. At the end of the five-year term (assuming the exercise by Trava of each of the two above-referenced options), Trava has the unilateral right to purchase the Pueblo Farm operation at a four times multiple of its EBITDA (calculated at the mean average thereof for each of the two option years).

Commencing in September 2017 in connection with Trava monthly lending to us of funds sufficient for the Pueblo Farm’s monthly operational expenses of the Pueblo Farm operations, we amended the MA Agreement to provide that, from time to time, Trava may exercise its rights to convert some or all of the notes that evidence its lending of funds into shares of our common stock at a fixed conversion price of $.0001 pre-share. If Trava converts, in whole or in part, any one or more of such notes, then (unless (i) thereafter, we are unable to accommodate any future such conversions because of a lack of authorized, but unissued or unreserved, shares or (ii) the public market price for a share of our common stock become “no bid”), Trava shall continue to exercise its conversion rights in respect of all of such notes (to the 4.9% limitations set forth therein) and shall diligently sell the shares of common stock into which any or all of such notes may be converted (collectively, the “Underlying Shares”) in open market or other transactions (subject to any limitations imposed by the Federal securities laws and set forth in any “leak-out” type of arrangements in respect of the “underlying shares” to which Trava is a party).

Trava acknowledged that any proceeds derived by it from such sales of the underlying shares shall, on a dollar-for-dollar basis, reduce our financial obligations under the notes. Once Trava has received sufficient proceeds from such sales to reduce our aggregate obligations thereunder to nil (which reductions shall include any and all funds that Trava may have otherwise received in connection with the respective rights and obligations of the parties to the MSA), then the MSA shall be deemed to have been cancelled without any further economic obligations between Trava and us and Trava’s purchase right shall, accordingly, be extinguished.

Change of Officers and Directors

On May 16, 2017, we held a Special Meeting of our Board of Directors. At that Special Meeting, Messrs. Manuel Flores and Mitchel Lowe, each a director of ours, notified us that they would resign from our Board of Directors effective immediately. Mr. Flores and Mr. Lowe each made the decision to resign solely for personal reasons and time considerations and did not involve any disagreement with us, our management, or our Board of Directors.

At the Special Meeting, Clinton Pyatt, then our Chief Operating Officer and Senior Vice President of Government Affairs accepted a position as a member of our Board of Directors and as our President. Clint’s Employment Agreement, which was approved by our Board of Directors on March 20, 2017, provided that he would join our Board of Directors and become our President upon his acceptance of such roles. Accordingly, he commenced his service as a director and our President at during the May 2017 Special Meeting.

With the resignations of Messrs. Flores and Lowe from the Board and the acceptance by Mr. Pyatt as a director, our Board had four vacancies. Accordingly, at the Special Meeting, our Board of Directors approved the nomination of the following nominees, to serve as directors, as noted:

Andrew Kantarzhi, 33, is a Sales and Marketing veteran, with over a decade in assisting multi-national corporations with developing new business and growing sales and revenue. Andrew previously acted as Director of Sales and Marketing at the International Management Group for one of its flagship properties in Central Asia. In 2010, Mr. Kantarzhi acted as Eurasian Natural Resource Company’s (LSE: ENRC; KASE: GB_ENRC) Sales Manager for ENRC’s Non-Core Materials Division, heading its Astana Sales Office. In 2011, he was promoted to Director of Sales and Marketing of ENRC’s Ferrosilicon Division in Moscow, Russia, where the division set record unit price sales and increased market share throughout the entire Russian Federation. Commencing in 2013, Mr. Kantarzhi has managed accounts for Traxys North America’s Base Metals Division at its Manhattan, NY headquarters. Traxys is a commodities trading firm and a member of the Carlyle Group. Since 2016, he has acted as Chief Commercial Officer for OC Testing, LLC, a New York-based company that invests in and develops Cannabis-related research and testing facilities. We believed that Andrew’s experience in sales and marketing, including experience in the cannabis industry, will provide a benefit to us, our stockholders, and our Board by his providing us with significant guidance as we enter the next phase of our sales and marketing development. Mr. Kantarzhi commenced his service as a director at the close of the May 2017 Special Meeting.

Charles K. Miller, 56, was the Chief Financial Officer of Tekmark Global Solutions from 1997 until June of 2017. He was elected to the Board of Directors of InterCloud Systems, Inc. (OTCQB: ICLD), in November 2012. InterCloud is a New Jersey-based global single-source provider of value-added services for both corporate enterprises and service providers. Mr. Miller received his B.S. in accounting and his M.B.A. from Rider College and is a Certified Public Accountant in New Jersey. We believed that Chuck’s more than 30 years of financial experience will provide a financial stability benefit to us, our stockholders, and our Board of Directors. Mr. Miller commenced his service as a director at the close of the May 2017 Special Meeting.

Thomas A. Gallo, 55, founded the Strategic Advisory Group (“SAG”) at Corinthian Partners L.L.C., a boutique investment bank headquartered in New York City in 2014. Working within the investment banking department, SAG provided capital formation advice, as well as raised capital for SAG’s client companies. In May, 2017, SAG and he joined the investment bank and brokerage firm, Spartan Capital Securities, LLC, located in the Wall Street area of New York City. In June 2015, SAG and he joined Newbridge Securities Corporation, an independent broker dealer and investment bank, where he currently serves as Senior Managing Director. Mr. Gallo, a FINRA-licensed professional, focuses on providing strategic, capital markets, and financial advice to micro-cap public and private companies. From July 2016 to April 2017, Tom served as a Director of Viatar CTC Solutions Inc., a Lowell, Massachusetts-based medical technology company. From 2010 to 2014, he worked with a select group of high net-worth investors as their Investment Advisor, as well as commencing to work with public companies as a Strategic Advisor and Investment Banker at GSS Capital. Mr. Gallo earned a B.S. in Business Management & Marketing from Fordham University College of Business Administration in 1983. We believed that Tom’s 25 years of Wall Street-based experience will provide a capital markets benefit to us, our stockholders, and our Board of Directors. Mr. Gallo commenced his service as a director on May 19, 2017, upon his receipt of approval from Spartan to serve as a director.

At a Special Meeting of our Board of Directors held on June 1, 2017, our Board of Directors approved the nomination of the Judith Hammerschmidt to fill a vacancy on our Board.

Judith Hammerschmidt, 62, has spent the last 35 years as an international attorney. She began her career as a Special Assistant to the Attorney General of the United States, focusing on international matters of interest to the US government, including negotiating treaties and agreements with foreign governments. She then joined Dickstein, Shapiro & Morin, LLP, a Washington, DC firm, where she represented companies around the world as they expanded internationally in high regulated environments. Her clients included Guess? Inc., Pfizer Inc., Merck & Co., Inc., the Receiver for BCCI Bank of the United Arab Emirates, Recycled Paper Products, Inc., and Herbalife International Inc. She provided structuring, growth and regulatory advice for these and other companies. She joined Herbalife International as Vice President and General Counsel of Europe in 1994, becoming Executive Vice President and International Chief Counsel in 1996. In 2002, she was part of the management group that sold Herbalife. Since that time, she has served as outside counsel to a series of entrepreneurial companies looking to expand internationally, primarily in the food and drug/nutritional supplements space. In addition, Ms. Hammerschmidt was a Principal in JBT, LLC, a privately held company that owned “mindful dining” restaurants in the Washington, DC area. Those properties were sold in 2010. She continues to act as outside counsel for small companies while serving as a director.

At a Special Meeting of our Board of Directors held on June 14, 2017, our Board of Directors approved the following individuals to serve on various committees, all as noted below:

Compensation Committee

Thomas A. Gallo, Chair

Judith Hammerschmidt

Andrew Kantarzhi

Ned L. Siegel

Audit Committee

Charles K. Miller, Chair

Thomas A. Gallo

Ned L. Siegel

Nominating & Governance Committee

Judith Hammerschmidt, Chair

Andrew Kantarzhi

Ned L. Siegel

In anticipation of the possibility of certain changes in the composition of our board and our executive suite, our Board of Directors, at a Special Meeting held on July 28, 2017, named Ned Siegel, our long-standing, non-executive Chairman of the Board, as our Executive Chairman for the four-month period that expires on November 30, 2017. As of the date of this Report, we expect to extend Mr. Siegel’s term as our Executive Chairman.

On August 11, 2017, Jeff Goh, who served as our Chief Executive Officer and one of our directors, tendered his resignation. Mr. Goh is a former director and executive officer of PCH and, as of the date of his resignation, remained an owner of one-third of the outstanding capital stock of PCH. Prior to the tendering of his resignation, Mr. Goh and one of the members of our Board’s special committee had engaged in certain conversations in respect of Mr. Goh’s future with us or the methods by which he might exit from his positions with us. As a result of those conversations ultimately not coming to a mutually satisfactory conclusion, Mr. Goh tendered his resignation from all positions with us. We believe that Mr. Goh’s resignations as an executive officer and a director were caused, in whole or in part, by his belief that he was no longer permitted to fulfill his position as our chief executive officer and his concern that he was not being compensated in a manner consistent with his understandings of our obligations to him. As noted in the resignation letter that he provided us, Mr. Goh has filed a wage claim with the Department of Industrial Relations, Division of Labor Standards Enforcement.

Thereafter, effective August 16, 2017, Clint Pyatt, who served as our president and one of our directors, resigned from those positions in connection with our agreement of that date (the “Agreement”) with, among others, him, our then-51%-owned subsidiary, PCH Investment Group, Inc. (“PCH”), of which he was an executive officer, director, and a principal. For information concerning the Agreement, please see PCH Investment Group, Inc. – San Diego Project Termination, above. In connection with the Agreement and his resignation, there were no disagreements between Mr. Pyatt and us.

Summaries

The foregoing descriptions of agreements are merely summaries thereof and, if any of such agreements are deemed to be material agreements, they shall be filed by the Company as exhibits to this Report, or incorporated by reference to previously filed Reports.

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

Overview

Notis Global entered into joint ventures and operating and management agreements with its partners and acted as a distributor of hemp products processed by our contract partners. As of September 30, 2016, the Company has exited all these arrangements. Presently we own and manage real estate used for cultivation of hemp.

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

Whole Hemp complaint

A complaint was filed by Whole Hemp Company, LLC d/b/a Folium Biosciences (“Whole Hemp”) on June 1, 2016, naming Notis Global, Inc. and EWSD (collectively, “Notis”), as defendants in Pueblo County, CO district court. The complaint alleges five causes of action against Notis: misappropriation of trade secrets, civil theft, intentional interference with prospective business advantage, civil conspiracy, and breach of contract. All claims concern contracts between Whole Hemp and Notis for the Farming Agreement and the Distributor Agreement.

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

Dispensaries

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

In the State of Washington, we held two licenses to operate dispensaries. These two dispensaries were to be operated by an independent operating partner, with whom we had entered into operating contracts as of August 31, 2015. We also held the underlying real estate for one of the two dispensaries, for which we received monthly rental income of $2,500. On July 25, 2016, we were notified that we are in default on the Note payable related to the underlying property, and are incurring interest at the default rate of 18%. On September 27, 2016 the Company entered into a default settlement with the note holder where by the note was settled by conveying the property to the note holder recognizing the loss on default settlement of approximately 168,000.

During January and February 2016, we were selling a line of portable vaporizers and accessories under the brand name Vaporfection. In January 2016, we decided to exit the portable vaporizer business in 2016 so that the Company can more aggressively pursue additional business opportunities in its core business. On March 28, 2016 we sold our assets in Vaporfection for $70,000, which was payable $35,000 upon the sale and $35,000 was loaned to the buyer under a 6% note payable due September 30, 2016. As of September 30, 2016, the Company collected approximately $19,000 and determined that the remainder was not collectable and recognized a reserve of approximately $51,000.

Comparison of the three months ended September 30, 2016 and 2015

The Company reported consolidated net loss of approximately $5,735,000 for the three months ended September 30, 2016 as compared to a net loss of approximately $9,292,000, for the three months ended September 30, 2015. The decrease of approximately $3,557,000 was due significantly to the decrease in general and administrative expenses by approximately $1,840,000, a smaller expense recognized from the change in fair value of the derivative liability of $1,231,000, as well as decreases in amortization of debt discount by approximately $558,000, offset by an increase in financing costs of approximately $542,000.

Revenue

Total revenue consisted of deferred revenue which was recognized in the current period for consulting agreements, sale of territory rights to a related party and in 2015 the revenue from sales of vaporizers and rental income.

The decrease of approximately $273,000 in total revenue is due to in part to a decrease in the recognition of deferred revenue of $176,000 for the three months ended September 30, 2016, as compared to the same period of 2015, as a result of the completion of obligations to certain clients in the third quarter of 2015. Additionally, due to the sale of the Vaporfection assets at the end of the first quarter of 2016, there was a decrease in the sales of vaporizers of approximately $82,000 for the three months ended September 30, 2016, compared to the same period of 2015.

Costs of revenue

Costs of revenues decreased by approximately $532,000 for the three months ended September 30, 2016 as compared to the same period of 2015.

In light of the court order to destroy all Whole Hemp plants (Note 3), during the three months ended September 30, 2016, the Company immediately expensed all Capitalized agricultural costs of approximately $124,000 to Costs of revenue.

During the three months ended September 30, 3015, the manufacturing partner of the Company announced that they had filed for restructuring and court protection under Chapter 11 of the United States Bankruptcy Code. The Company had Inventory and deposits on dispensing machines connected to this manufacturing partner. As a result, the Company wrote down both the inventory of the dispensing machines and deposits, for a total charge to Costs of revenues of approximately $14,300. There were no similar transactions during the same period of 2016.

New market development costs decreased by approximately $361,000 during the three months ended September 30, 2016 as compared to the same period of 2015. New market development costs consist of costs incurred in new markets prior to securing a location and obtaining a license for new dispensary or cultivation facilities in the state. The Company was not active in developing new market areas in the second quarter of 2016, leading to the aforementioned decrease.

During the second quarter of 2015, the Company forfeited $40,000 in earnest money due to unfavorable terms demanded by the sellers to extend the escrow and closing date. There were no corresponding charges in the second quarter of 2016.

The cost of sales related to vaporizers in the three months ended September 30, 2015 was approximately $59,000. There were no corresponding costs in the same period of 2016 as the Company sold the Vaporfection assets at the end of the first quarter of 2016.

Operating Expenses

Operating expenses consist of all other costs incurred during the period other than cost of revenue. The Company incurred approximately $1,688,000 in operating expenses for the three months ended September 30, 2016 compared to approximately $3,610,000 for the three months ended September 30, 2015. The decrease of approximately $1,922,000 was primarily due to the decrease in general and administrative expenses of $1,840,000.

Sales and Marketing expenses

Sales and marketing expenses include employee costs, outside services for sales and marketing consultants, travel and entertainment and sales lead generation. The Company incurred approximately $22,000 and $104,000 in sales and marketing expenses for the three months ended September 30, 2016 and 2015, respectively. The decrease was a result of the Company’s effort to decrease expenses in these areas.

General and administrative

General and administrative expenses include salary costs, including stock based compensation, professional costs, including the costs associated with being a public company and consultants, rent and other costs. The expenses incurred during the three months ended September 30, 2016 and 2015 are summarized and described below:

Salary costs

Employee costs increased by approximately $ 87,000 for the three months ended September 30, 2016, as compared to the same period in 2015. This was mostly the result of combination of the addition of the Farm employees offset by the departure of the Company’s CFO at the end of May 2016.

The Company’s stock based compensation decreased by approximately $987,000 due to lower cost for director’s fees in the second year of their term. The director’s retention agreements specify higher stock grants in their first year of service (two Directors commenced service in the middle of 2014 and received inducement grants for their first year of service; their related costs were expensed over the year that included the first quarter of 2015). Additionally, the new grants expensed in 2016, were valued at a significantly lower share price.

Professional costs

Professional costs decreased approximately $859,000 for the three months ended September 30, 2016, as compared to the same period of 2015.

Legal costs decreased by $222,000 during the three months ended September 30, 2016, as compared to the three months ended September 30, 2015. In the three months ended September 30, 2015, the Company’s attorneys were actively involved in defending the Company in the stockholders’ class action and derivative lawsuit. A memorandum of understanding of settlement was reached on October 16, 2015. Presently the attorneys are representing the Company in attempting to gain approval of the settlement agreements (see legal section). Therefore, there has been a reduction in legal expenses in the third quarter of 2016 as compared to the same period of 2015.

The costs of being public include legal fees for our corporate securities counsel, filing fees, independent directors’ fees and bonuses and investor relations costs. A portion of the period’s decrease in 2016 as compared to 2015, was due to the fact the Company incurred additional costs of approximately $284,000 in the third quarter of 2015 in relation to the Company’s filing of a registration statement on Form S-1, and the issuance of independent director’s bonuses of approximately $297,000. There were no similar costs incurred in the third quarter of the current year.

Independent contractor’s costs decreased in the third quarter of 2016, as compared to the same period of 2015, by approximately $152,000 due to the expiration of certain independent contractor’s agreements.

During the three months ended September 30, 2016 the Company accrued $135,000 per the terms of the settlement agreement regarding the Merritt’s action (see legal section).

Farm maintenance

Farm maintenance costs consist of utilities, maintenance and repairs and security costs. These costs totaled approximately $62,000 for the three months ended September 30, 2016. There were no similar costs for the same period of 2015.

Rent

The decrease in rent of approximately $74,000 during the three months ended September 30, 2016, as compared to the same period of 2015, is due to the Company recognizing in the third quarter of 2015 the remaining lease liability through the end of lease term on the Company’s previous headquarters in West Hollywood, California., reflecting a continuing dispute with the landlord after the Company moved out of the location (see Notes 11 and 12).

Other costs

Insurance costs decreased by approximately $113,000 for the three months ended September 30, 2016, as compared to the same period of 2015, as the Company reduced their coverage to control expenses.

As discussed in above the company recognized approximately $54,000 in bad debt through an increase in the reserve against collections related to the sale of the Vaporfection assets at the end of March 2016.

Other Income (Expense)

Other income (expense) includes the financing costs associated with our financing activities, including the amortization of the debt discount and the change in fair value of the derivative liability. As disclosed in Note 7 of the Company’s financial statements, the reset provision for the subsequent sale of any dilutive issuance at a lower sale or exercise price than the then current conversion price results for accounting purposes as a liability being recognized for the fair value of the derivative. This derivative is re-measured each period end, with the net change in fair value for the three months ended September 30, 2016 and 2015 of loss of approximately $1,313,000 and $2,544,000, respectively, being recognized in Other income (expense). This derivative feature results in a debt discount for the initial fair value recognized for the derivative. The debt discount also includes the fair value of any warrants issued with the convertible debentures, as well as the discounts offered to the face value of the notes payable. This debt discount is amortized as “other expense” over the life of the convertible debenture, or until conversion, if earlier, which amounted in approximately $1,514,000 for the three months ended September 30, 2016 and $2,072,000 for the same period of 2015. Additionally, the current period closings of the convertible debentures resulted in the calculated fair value of the discount being greater than the face amount of the debt by approximately $779,000 as compared to approximately $522,000 for the third quarter of 2015, with this excess amount being immediately expensed as Financing costs. Financing costs also includes the amortization of $280,000 relating to a note issued as an incentive to amend the terms of certain convertible debentures (Note 7). As the Company determined there is not sufficient authorized shares at quarter-end for conversion of all the convertible debentures and exercise of the warrants, under their sequencing policy (Note 7), the Company has recognized a warrant liability. The warrant liability is remeasured to its fair value at the end of every period, which resulted in the Company recognizing a net gain from the change in fair value of the warrant liability of approximately $86,000 for three months ended September 30, 2016. There was no warrant liability in 2015.

Interest expense related to the stated interest on our convertible debentures and notes payable incurred during the three months ended September 30, 2016, amounted to approximately $267,000. In addition to the foregoing, the Company incurred approximately $71,000 related to the notes for the purchase of the land in Colorado. All of the above resulted in interest expense of approximately $334,000 for the three months ended September 30, 2016. Interest expense related to our convertible debentures and notes payable incurred in the three months ended September 30, 2015, amounted to approximately $138,000, additionally approximately $35,000 was incurred on notes related to the purchase of the land in Colorado, and approximately $22,000 for in relation to note issued for the purchase of property in the state of Washington.

On September 27, 2016 the Company entered into a default settlement regarding the note related to the Washington property, whereby the note was settled by conveying the property to the note holder resulting in the recognition of a loss on default settlement of approximately $168,000.

Net Income (Loss)

As a result of the factors set forth above, our net loss decreased approximately $3,557,000 for the three months ended September 30, 2016, resulting in a net loss of approximately $5,735,000 for the three months ended September 30, 2016.

Comparison of the nine months ended September 30, 2016 and 2015

The Company reported a consolidated net income of approximately $2,062,000 for the nine months ended September 30, 2016 and consolidated net loss of approximately $25,120,000, for the nine months ended September 30, 2015. The fluctuation of approximately $27,182,000 was significantly due to the positive change in fair value of the derivative liabilities of approximately $16,998,000, decrease in amortization of debt discount of approximately $3,994,000, as well as an increase in gross profit by approximately $1,443,000 offset by various decreases in expenses. These expenses primarily include decreases in general and administrative expenses of approximately $4,729,000.

Revenue

Total revenue consisted of revenue from CBD oil sales generated from our Grower’s Distribution agreement, deferred revenue which was recognized in the current period for consulting agreements, sale of territory rights to a related party, rental income, Company’s share of dispensary revenue and in 2015 the revenue from sales of vaporizers. During the first quarter of 2016, the Company launched its CBD oil sales program under the Grower’s Distribution agreement. As noted under the Overview above, this agreement was terminated in May 2016. The Company is currently planning to extract CBD oil from their own hemp plants cultivated on the Farm, as well as process CBD oil from other farmers.

The increase by approximately $100,000 in total revenue was due to an increase of approximately $239,000 from CBD oil sales generated from our Grower’s Distribution agreement and an increase of approximately $31,000 from rental income and Company’s share of dispensary revenue earned our Oregon and Washington operations compared to $32,000 in rental income for the same period of 2015. The Company will no longer recognize any revenue related to the Oregon and Washington operations, as they have exited both locations, as described previously. This increase was offset by a decrease of approximately $186,000 in deferred consulting revenue, as a result of the completion of obligations to certain clients in the third quarter of 2015. Furthermore, there was a decrease of $98,000 in vaporizer sales and accessories due to the Company exiting the business as of March 31, 2016.

Costs of revenue

Costs of revenues decreased by approximately $1,343,000 for the nine months ended September 30, 2016, as compared to the same period of 2015.

New market development costs decreased by approximately $899,000 during the nine months ended September 30, 2016, as compared to the same period of 2015. New market development costs consist of costs incurred in new markets prior to securing a location and obtaining a license for new dispensary or cultivation facilities in the state. The Company was not active in developing new market areas in 2016, leading to the aforementioned decrease.

During the nine months ended September 30, 2015, the manufacturing partner of the Company announced that they had filed for restructuring and court protection under Chapter 11 of the United States Bankruptcy Code. The Company had Inventory and deposits on dispensing machines connected to this manufacturing partner. As a result, the Company wrote down both the inventory of the dispensing machines and deposits, for a total charge to Costs of revenues of approximately $497,000. There were no similar transactions during the same period of 2016.

During the nine months ended September 30, 2015, the Company forfeited $280,000 in earnest money due to unfavorable terms demanded by the sellers of real property to extend the escrow and closing date on the sale of the property. There were no corresponding charges during the nine months ended September 30, 2016.

The reduction of the above three categories of costs of revenue are the cause of the increase in our gross profit for the nine months ended September 30, 2016. As result of our CBD oil sale program launched in the first quarter of 2016, the Company incurred cost of revenue related to procurement of CBD oils in the amount of approximately $195,000 during the nine months ended September 30, 2016. There were no corresponding costs for the same period of 2015. The gross profit on our CBD oil sales is approximately $44,000 or 18.5%.

In light of the court order to destroy all Whole Hemp plants, the Company has immediately expensed all Capitalized agricultural costs of $197,000 as of September 30, 2016, as all costs as of that date related to Whole Hemp plants.

Rental expenses on the master lease and tenant improvement amortization related to the Oregon rental income was approximately $46,000 and $37,000 for the nine months ended September 30, 2016 and 2015, respectively.

The cost of sales related to vaporizers in the nine months ended September 30, 2015 was approximately $67,000 as compared to the approximately $16,000 for the nine months ended September 30, 2016.

Operating Expenses

Operating expenses consist of all other costs incurred during the period, other than cost of revenue. The Company incurred approximately $8,144,000 in operating expenses for the nine months ended September 30, 2016, compared to approximately $13,070,000 for the nine months ended September 30, 2015. The decrease of approximately $4,926,000 was primarily due to the decrease in general and administrative expenses of $4,729,000.

Sales and Marketing expenses

Sales and marketing expenses include employee costs, outside services for sales and marketing consultants, travel and entertainment and sales lead generation. The Company incurred approximately $245,000 and $442,000 in sales and marketing expenses for the nine months ended September 30, 2016 and 2015, respectively. The decrease was a result of the Company’s effort to cut back on expenses.

General and administrative

General and administrative expenses include salary costs, including stock based compensation, professional costs, including the costs associated with being a public company and consultants, rent and other costs. The expenses incurred during the nine months ended September 30, 2016 and 2015 are summarized and described below:

Salary costs

Employee costs and bonuses increased by approximately $410,000 for the nine months ended September 30, 2016, as compared to the same period in 2015 primarily due to the addition of our Chief Executive Officer in May 2015 (beginning as the Chief Operating Officer), Chief Operating Officer in July 2015 (beginning as the Senior VP of Operations and Government relations), Vice President of Operations in January 2016 and the addition of the Farm employees. This increase is offset by the departure of the Company’s CFO at the end of May 2016.

The Company’s stock based compensation decreased by approximately $4,635,000 due to lower cost for director’s fees in the second year of their term. The director’s retention agreements specify higher stock grants in their first year of service (two Directors commenced service in the middle of 2014 and received inducement grants for their first year of service; their related costs were expensed over the year that included the first quarter of 2015). Additionally, the new grants expensed in 2016, were valued at a significantly lower share price.

Professional costs

Professional costs decreased approximately $956,000 for the nine months ended September 30, 2016, as compared to the same period of 2015.

Legal costs are fairly consistent for nine months ended September 30, 2016, as compared to the same period of 2015, however the attorneys focus changed from mostly defense of the Company in relation to the class action and derivative lawsuits in 2015, to legal support with operations in 2016. These endeavors included costs related to new financing agreements, preparation of a Private Placement Memorandum that was to be offered by the Company’s subsidiary EWSD I and legal expenses related to the sale of our interest in the operating entity and our interest in the underlying real estate in San Diego and Oregon. The costs in 2015 also included the recognition of a liability of $430,000 to indemnify the Company’s former CEO Dr. Bruce Bedrick for legal expenses, principally in connection with stockholders law suits.

A portion of the period’s decrease in professional fees in 2016, as compared to 2015, was due to the fact the Company incurred higher costs of being a public company of approximately $259,000 for the nine months of 2015 in relation to the Company’s filing of a registration statement on Forms S-1. The costs of being public include legal fees for our corporate securities counsel, filing fees, independent directors’ fees and bonuses and investor relations costs. Also adding to the decrease were professional accounting and audit services, which decreased by approximately $151,000, and independent director’s bonuses, which decreased by approximately $119,000.

Farm maintenance

Farm maintenance costs consist of utilities, maintenance and repairs and security costs. These costs totaled approximately $197,000 for the nine months ended September 30, 2016. There were no similar costs for the same period of 2015.

Rent

The increase in rent of approximately $128,000 during the nine months of 2016, as compared to the same period of 2015, is due to the recognition of the current office lease as well as the recognition of the lease liability through the end of lease term for the Company’s previous headquarters in West Hollywood, California., reflecting a dispute with the landlord (see Notes 11 and 12).

Other costs

Included in other costs is the settlement expense related to the severance payments and related costs payable to Guy Marsala, former CEO of the Company, of approximately $515,000, recognized in the nine months ended September 30, 2015, There were no similar expenses during the same period of 2016.

During the nine months ended September 30, 2016, settlement expenses increased by approximately $97,000 due to the Company’s accrual of $135,000 per the terms of the settlement agreement regarding the Merritt’s action in the third quarter of 2016.

Due to the Company’s development of the farm in Colorado, fund raising activities and exploration and development of international markets travel and related expenses increased by approximately $229,000.

In addition, as a part of the Company’s sale of our interest in the operating entity and our interest in the underlying real estate in San Diego, the Company wrote off $70,000 of uncollectable notes receivable from a previously associated partner of San Diego operating entity. Furthermore, as discussed above, the Company recognized approximately $54,000 in bad debt through an increase in the reserve against collections related to the sale of Vaporfection assets at the end of March 2016.

Insurance costs decreased by approximately $254,000 for the nine months ended September 30, 2016, as compared to the same period of 2015, as the Company reduced their coverage to control expenses.

As part of the transactions with Whole Hemp (Note 3), the Company issued a warrant to purchase 4,000,000 shares of Company common stock valued at $76,000. The fair value of the warrants was included in deferred costs and due to the termination of the Farming and Growers Distribution Agreements this amount has been fully amortized during the nine months ended September 30, 2016.

Other Income (Expense)

Other income (expense) includes the financing costs associated with our financing activities, including the amortization of the debt discount and the change in fair value of the derivative liability. As disclosed in Note 7 of the Company’s financial statements, the reset provision for the subsequent sale of any dilutive issuance at a lower sale or exercise price than the then current conversion price results for accounting purposes as a liability being recognized for the fair value of the derivative. This derivative is re-measured each period end, with the net change in fair value for the nine months ended September 30, 2016 and 2015 of gains of approximately $17,507,000 and $509,000, respectively, being recognized in Other income (expense). This gain is a result of the decrease in the fair value of the derivative liability created by the drop in our stock price. This derivative feature results in a debt discount for the initial fair value recognized for the derivative. The debt discount also includes the fair value of the warrants issued with the convertible debentures, as well as the discounts offered to the face value of the notes payable. This debt discount is amortized as “other expense” over the life of the convertible debenture, or until conversion, if earlier, which amounted in approximately $4,127,000 for the nine months ended September 30, 2016 and $8,122,000 for the same period of 2015. Additionally, when the debt discount is greater than the face amount of the debenture, the effective interest method gives rise to the amortization being immediately amortized in full. The fundings during both the nine months ended September 30, 2016 and 2015 were immediately amortized under this guidance. The approximately $3,994,000 reduction in amortization is the result of there being less external financing in 2016, and therefore less discounts being immediately amortized. Additionally, the current period closings of the convertible debentures resulted in the calculated fair value of the discount being greater than the face amount of the debt by approximately $3,425,000, with this excess amount being immediately expensed as Financing costs. Financing costs also includes the amortization of $700,000 relating to a note issued as an incentive to amend the terms of certain convertible debentures (Note 7). Additionally, the Company determined there is not sufficient authorized shares at quarter-end for conversion of all the convertible debentures and exercise of the warrants, under their sequencing policy (Note 7), the Company has recognized a warrant liability. The warrant liability is remeasured to its fair value at the end of every period, which resulted in the Company recognizing a gain from the change in fair value of the warrant liability of approximately $912,000 for nine months ended September 30, 2016.

The change in fair value of the derivative liability for the nine months ended September 30, 2015 was approximately $509,000. The debt discount amounted to approximately $8,122,000 for the nine months ended September 30, 2015. Additionally, the period closings to the July 2014 and September 2014 convertible debentures in the nine months ended September 30, 2015, resulted in the calculated fair value of the debt being greater than the face amounts of the debt by approximately $2,822,000 with this excess amount being immediately expensed as Financing costs.

Interest expense for the stated interest on our convertible debentures and notes payable incurred during the nine months ended September 30, 2016, amounted to approximately $665,000. In addition to the foregoing, the Company incurred approximately $26,000 in interest offset by $17,000 of premium amortization on the promissory note issued in relation to the purchase of the property in the State of Washington and approximately $182,000 related to notes for the purchase of the land in Colorado. All of the above resulted in interest expense of approximately $856,000 for the nine months ended September 30, 2016.

Interest expense for the stated interest on our July 2014 and September 2014 convertible debentures incurred in the nine months ended September 30, 2015 amounted to approximately $302,000. The Company incurred approximately $43,000 interest on the promissory note issued in relation to the purchase of property in Washington State and approximately $35,000 of interest related to notes for the purchase of the land in Colorado. All of the above resulted in interest expense (including immaterial other amounts of interest expense) of approximately $289,000 for the nine months ended September 30, 2015..

As result of the Company’s sale of its interest in the operating entity and its interest in the underlying real estate in San Diego, the Company recorded a net gain of approximately $631,000. In addition, on September 30, 2016, the Company entered into an assignment agreement whereby we sold and assigned all of our rights in the operating agreement, including but not limited to the assets and liabilities we held in relation to the Portland dispensary, resulting in a net loss of $178,000 on sale of assets.

On September 27, 2016 the Company entered into a default settlement regarding the note related to the Washington property, whereby the note was settled by conveying the property to the note holder resulting in the recogniton of a loss on default settlement of approximately $168,000.

Net Income (Loss)

As a result of the factors set forth above, our net loss decreased by approximately $27,182,000 for the nine months ended September 30, 2016, resulting in net income of approximately $2,062,000 for the nine months ended September 30, 2016.

Liquidity and Capital Resources

As of September 30, 2016, the Company had cash on hand of approximately $205,000 compared to approximately $347,000 at September 30, 2015.

Cash Flow

During the nine months ended September 30, 2016, cash was primarily used to fund operations of the Company, as well as operations and development of the Farm.

	For the nine months ended September 30,
Cash flow	2016	2015
Net cash used in operating activities	$(4,141,773)	$(6,124,372)
Net cash used in investing activities	149,337	(583,754)
Net cash provided by financing activities	4,077,991	6,953,705

Net increase in cash	$85,555	$245,579

Cash Flows - Operating Activities

During the nine months ended September 30, 2016, cash flows used in operating activities were approximately $4,142,000, consisting primarily of the net income for the nine months ended September 30, 2016 of approximately $ $2,062,000, increased for non-cash financing costs of approximately $3,839,000, amortization of the debt discount of approximately $4,111,000, stock based compensation of approximately $696,000, and reduced for non-cash adjustments for the change in fair value of the derivative liability of approximately $17,507,000 and change in fair value of the warrant liability of approximately $912,000. Additional significant components of cash used in operating activities included the accrued settlement expenses for rental expense under the lease for the previous office in West Hollywood of approximately $227,000, offset by an increase of approximately $4,172,000 due to the timing and deferral of the payment of trade payables, and an increase in accrued interest of approximately $656,000.

Cash Flows - Investing Activities

During the nine months ended September 30, 2016, cash flows used in investing activities was approximately $149,000, consisting primarily of the $617,000 in costs related to construction in progress for the build out of greenhouses on the Farm, offset by approximately $631,000 in proceeds from the sale of the Company’s interest in San Diego Sunset, as well as the proceeds from the sale of the assets of Varporfection, and approximately $92,000 in proceeds for the sale of the rights and assets of the Portland dispensary.

Cash Flows - Financing Activities

During the nine months ended September 30, 2016, cash flows provided by financing activities were approximately $4,078,000, consisting primarily of approximately $2,901,000 of net proceeds from the issuance of convertible notes payable, approximately $1,017,012 notes payable, net and $105,000 from the issuance of convertible debentures to two of the Company’s Directors.

Future Liquidity and Cash Flows

Management believes that the Company’s cash balances on hand, cash flows expected to be generated from operations, proceeds from current and future expected debt issuances and proceeds from future share capital issuances, if any, may not be sufficient to fund the Company’s net cash requirements through January 2018. As noted in the footnotes to the accompanying condensed consolidated financial statements, the Company recently received a Notice of Default from a creditor following non-payment of the balance under a certain promissory note at maturity thereof, pursuant to which the Company will incur penalties and an increased interest rate as well as potential legal expenses associated with the creditor’s legal actions. (See Item 1A. Risk Factors elsewhere in this document) As of the date of this filing, the Company is in technical default on all notes outstanding. The Company is unable to predict the outcome of these matters, however, legal action taken by the Company’s lenders could have a material adverse effect on the financial condition, results of operations and/or cash flows of the Company and their ability to raise funds in the future. In order to execute the Company’s long-term growth strategy, which may include selected acquisitions of businesses or facilities that may bolster the Company’s CBD oil extraction business or real estate for the cultivation of hemp, the Company will need to raise additional funds through public or private equity offerings, debt financings, or other means.

The Company’s financial statements were prepared on a going concern basis. The going concern basis assumes that the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of business. During the nine months ended September 30, 2016, the Company had a net loss from operations of approximately $8.1 million, negative cash flow from operations of $4.1 million and negative working capital of $22.5 million. The Company will need to raise capital in order to fund its operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement a business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

With an eye focused on the future - and ultimately anticipated FDA approval of hemp and CBD oil production and sales in the United States - we are honing our focus to controlling our supply chain initially through our production on the Farm in Pueblo, Colorado. From “Seed to Sale” - Notis Global will influence its own destiny by controlling our ecosystem. We intend to oversee and execute everything from growing and cultivating the highest quality plants to managing extraction and production of our products. We believe this tight control of our supply chain will eventually be mandated by the Federal Government as a condition of legalizing hemp and CBD Oil production, manufacturing and distribution in the United States. We have elected to take action now - and intend to lead our industry by doing so. Our decision to terminate the Whole Hemp Agreement comports with our long term strategy to maintain tight control of our supply chain.

Financing Plans:

During the nine months ended September 30, 2016, we received approximately $2.9 million in net financing from our lenders.

Subsequent to September 30, 2016, the Company has received approximately $1.9 million in additional closings under the September 30, 2016 financing with our largest creditor (Note 8).

Additionally, subsequent to September 30, 2016, the Company entered into senior secured convertible promissory notes with a new investor and received aggregate proceeds of $200,000. (Note 12).

We are actively seeking additional financing over the next few months to fund operations.

On May 24, 2016, the Company received a notice from the OTC that the company’s bid price is below $0.01 and does not meet the Standards for Continued Eligibility for OTCQB as per the OTCQB Standards . If the bid price has not closed at or above $.01 for ten consecutive trading days by November 20, 2016, the company will be moved to the OTC Pink marketplace. Additionally, on September 9, 2016, the Company received notice from the OTC that OTC Markets would move the Company’s listing from the OTCQB market to OTC Pink Sheets market, if the Company had not filed this Quarterly Report on Form 10-Q for the period ended June 30, 2016 by September 30, 2016. On or about October 1, 2016, the Company moved to the OTC Pink Sheets market. These actions might impact the Company’s ability to obtain funding.

Special Meeting of the Stockholders to Increase Authorized Common Stock

On April 15, 2016, at a special meeting of the stockholders of the Company, the stockholders of the Company holding a majority of the total shares of outstanding common stock of the Company voted to amend the Company’s Articles of Incorporation to increase the number of authorized shares of common stock of the Company from 400,000,000 to 10,000,000,000 (the “Certificate of Amendment”). The Certificate of Amendment was filed with the Nevada Secretary of State and was declared effective on April 18, 2016.

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

Disclosure Controls and Procedures

Based on our management’s evaluation as of September 30, 2016, the end of the period covered by this Report, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

In connection with the preparation of our annual consolidated financial statements, our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2016. Management based this assessment on the criteria established in Internal Control over Financial Reporting - Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission (which is sometimes referred to as the 1992 COSO Framework). Management believes that it is in the process of taking steps to remediate the material weakness which lead to the restatements of the Company’s financials for the first three quarters of 2014, however, management, with the help of our CEO, concluded that our internal controls over financial reporting as of September 30, 2016 remain ineffective, because of the departure of the Company’s Chief Financial Officer, Douglas C. Mitchell, on May 31, 2016, and because remediation efforts will continue during 2016.

Changes in Internal Controls; Plan of Remediation

Based on our management’s evaluation as of December 31, 2014, they determined that there was a deficiency in our internal control over financial reporting that constituted a material weakness at December 31, 2014. The Company took steps to remediate these issues during the year ending December 31, 2015. Management believes there have been improvements during the year ending December 31, 2015, but sufficient time has not lapsed to ensure the remediation and controls set in place are effective as of September 30, 2016. Furthermore, Douglas C. Mitchell, the Company’s Chief Financial Officer, resigned on May 31, 2016.

Other than as set forth above, there was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except as noted above.

The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II-OTHER INFORMATION

Item 1.	Legal Proceedings.

On May 22, 2013, Medbox (now known as Notis Global, Inc.) initiated litigation in the United States District Court in the District of Arizona against three stockholders of MedVend Holdings LLC (“Medvend”) in connection with a contemplated transaction that Medbox entered into for the purchase of an approximate 50% ownership stake in Medvend for $4.1 million. The lawsuit alleges fraud and related claims arising out of the contemplated transaction during the quarter ended June 30, 2013. The litigation is pending and Medbox has sought cancellation due to a fraudulent sale of the stock because the selling stockholders lacked the power or authority to sell their ownership stake in MedVend, and their actions were a breach of representations made by them in the agreement. On November 19, 2013 the litigation was transferred to United States District Court for the Eastern District of Michigan. MedVend recently joined the suit pursuant to a consolidation order executed by a new judge assigned to the matter. In the litigation, the selling stockholder defendants and Medvend seek to have the transaction performed, or alternatively be awarded damages for the alleged breach of the agreement by Medbox. Medvend and the stockholder defendants seek $4.55 million in damages, plus costs and attorneys’ fees. Medbox has denied liability with respect to all such claims. On June 5, 2014, the Company entered into a purchase and sale agreement (the “Medvend PSA”) with PVM International, Inc. (“PVMI”) concerning this matter. Pursuant to the Medvend PSA, the Company sold to PVMI the Company’s rights and claims attributable to or controlled by the Company against those three certain stockholders of Medvend, known as Kaplan, Tartaglia and Kovan (the “Medvend Rights and Claims”), in exchange for the return by PVMI to the Company of 30,000 shares of the Company’s common stock. PVMI is owned by Vincent Mehdizadeh, formerly the Company’s largest stockholder. On December 17, 2015, the Company entered into a revocation of the Medvend PSA, which provided that from that date forward, Medbox would take over the litigation and be responsible for the costs and attorneys’ fees associated with the Medvend Litigation from December 17, 2015 forward. All costs and attorneys’ fees through December 16, 2015 will be borne by PVMI. After the filing of a motion for substitution of Medbox n/k/a Notis Global, Inc. for PVMI, Defendants’ agreed, via a stipulated order, to permit the substitution. The Court entered the order substituting Notis Global, Inc. for PVMI on February 17, 2016. A new litigation schedule was recently issued which resulted in an adjournment of the trial. A new trial date will be set by the court following its ruling on a motion for summary judgment filed by Defendants and Medvend, which is set for hearing on November 16, 2016. At this time, the Company cannot determine whether the likelihood of an unfavorable outcome of the dispute is probable or remote, nor can they reasonably estimate a range of potential loss, should the outcome be unfavorable.

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

On March 10, 2015, Robert J. Calabrese, derivatively and on behalf of nominal defendant Medbox, Inc., filed a suit in the United States District Court for the District of Nevada against certain Company officers and/or directors (Ned L. Siegel, Guy Marsala, J. Mitchell Lowe, Pejman Vincent Mehdizadeh, Bruce Bedrick, and Jennifer S. Love). The suit alleges breach of fiduciary duties and gross mismanagement by issuing materially false and misleading statements regarding the Company’s financial results for the fiscal year ended December 31, 2013 and each of the interim financial periods. Specifically, the suit alleges that defendants caused the Company to overstate the Company’s revenues by recognizing revenue on customer contracts before it had been earned. The plaintiff seeks relief for compensatory damages and reasonable costs and expenses for all damages sustained as a result of the alleged wrongdoing. The Company has entered into a Stipulation and Agreement of Settlement on October 16, 2015. See more detailed discussion below under Derivative Settlements.

On March 27, 2015, Tyler Gray, derivatively and on behalf of nominal defendant Medbox, Inc., filed a suit in the United States District Court for the District of Nevada against the Company’s Board of Directors and certain executive officers (Pejman Vincent Mehdizadeh, Matthew Feinstein, Bruce Bedrick, Thomas Iwanski, Guy Marsala, J. Mitchell Lowe, Ned Siegel, Jennifer S. Love, and C. Douglas Mitchell). The suit alleges breach of fiduciary duties and abuse of control. The plaintiff seeks relief for compensatory damages and reasonable costs and expenses for all damages sustained as a result of the alleged wrongdoing. Additionally the plaintiff seeks declaratory judgments that plaintiff may maintain the action on behalf of the Company, that the plaintiff is an adequate representative of the Company, and that the defendants have breached and/or aided and abetted the breach of their fiduciary duties to the Company. Lastly the plaintiff seeks that the Company be directed to take all necessary actions to reform and improve its corporate governance and internal procedures to comply with applicable law. The Company has entered into a Stipulation and Agreement of Settlement on October 16, 2015. See more detailed discussion below under Derivative Settlements .

On May 20, 2015, Patricia des Groseilliers, derivatively and on behalf of nominal defendant Medbox, Inc., filed a suit in the United States District Court for the District of Nevada against the Company’s Board of Directors and certain executive officers (Pejman Vincent Mehdizadeh, Ned Siegel, Guy Marsala, J. Mitchell Lowe, Bruce Bedrick, Jennifer S. Love, Matthew Feinstein, C. Douglas Mitchell, and Thomas Iwanski). The suit alleges breach of fiduciary duties and unjust enrichment. The plaintiff seeks relief for compensatory damages and reasonable costs and expenses for all damages sustained as a result of the alleged wrongdoing. Additionally, the plaintiff seeks declaratory judgments that plaintiff may maintain the action on behalf of the Company, that the plaintiff is an adequate representative of the Company, and that the defendants have breached and/or aided and abetted the breach of their fiduciary duties to the Company. Lastly the plaintiff seeks that the Company be directed to take all necessary actions to reform and improve its corporate governance and internal procedures to comply with applicable law. The Company has entered into a Stipulation and Agreement of Settlement on October 16, 2015. See more detailed discussion below under Derivative Settlements.

On June 3, 2015, Mike Jones, derivatively and on behalf of nominal defendant Medbox, Inc., filed a suit in the U.S. District Court for Central District of California against the Company’s Board of Directors and certain executive officers (Guy Marsala, J. Mitchell Lowe, Ned Siegel, Jennifer S. Love, C. Douglas Mitchell, Pejman Vincent Mehdizadeh, Matthew Feinstein, Bruce Bedrick, and Thomas Iwanski). The suit alleges breach of fiduciary duties, abuse of control, and breach of duty of honest services. The plaintiff seeks relief for compensatory damages and reasonable costs and expenses for all damages sustained as a result of the alleged wrongdoing. Additionally, the plaintiff seeks declaratory judgments that plaintiff may maintain the action on behalf of the Company, that the plaintiff is an adequate representative of the Company, and that the defendants have breached and/or aided and abetted the breach of their fiduciary duties to the Company. Lastly the plaintiff seeks that the Company be directed to take all necessary actions to reform and improve its corporate governance and internal procedures to comply with applicable law. On July 20, 2015, the Court issued an Order consolidating this litigation with those previously consolidated in the Central District (Crystal, Gutierrez, and Donnino). On October 7, 2015, the Court issued an Order modifying the July 20, 2015 Order consolidating the litigation so that the matters remain consolidated for the purposes of pretrial only. The Company has entered into a Stipulation and Agreement of Settlement on October 16, 2015. See more detailed discussion below under Derivative Settlements.

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

On October 27, 2015, separate from the above lawsuits and settlement, Richard Merritts, derivatively and on behalf of nominal defendant Medbox, Inc., filed a suit in the Superior Court of the State of California for the County of Los Angeles against the Board and certain executive officers (Guy Marsala, J. Mitchell Lowe, Ned Siegel, Jennifer S. Love, C. Douglas Mitchell, Pejman Vincent Mehdizadeh, Matthew Feinstein, Bruce Bedrick, Jeff Goh, and Thomas Iwanski). The suit titled Merritts v. Marsala, et al. , Case No. BC599159 (the “Merritts Action”), alleges breach of fiduciary duties by the defendants. Relief is sought awarding damages resulting from breach of fiduciary duty and to direct the Company and the defendants to take all necessary actions to reform and improve its corporate governance and internal procedures to comply with applicable law. On February 16, 2016, the court issued an order staying the litigation pending final court approval of the settlement of the other pending derivative actions involving Medbox, Inc., as nominal defendant, and former and current officers and directors. The settlement of the other derivative actions has been preliminarily approved by the court in Jones v. Marsala, et al ., Case No. 15-cv-4170 BRO (JEMx), in the U.S. District Court for the Central District of California. On March 25, 2016, Merritts filed a Motion to Intervene in the case filed by Mike Jones in the U.S. District Court for the Central District of California. By his Motion, Merritts seeks limited intervention in the Jones stockholder derivative action in order to seek confirmatory information and discovery regarding the Stipulation and Agreement of Settlement preliminarily approved by the Court on February 3, 2016. On April 4, 2016, Plaintiff Jones and the Company separately filed oppositions to the Motion to Intervene. On April 22, 2016, the Court issued an Order granting, without a hearing, stockholder Richard Merritts’ Motion to Intervene in the lawsuit titled Mike Jones v. Guy Marsala, et al., in order to conduct limited discovery. On September 16, 2016, solely to avoid the costs, risks, and uncertainties inherent in litigation, the parties entered into a settlement regarding Merritts’ claims. See more detailed discussion below under Derivative Settlements.

Class Settlement

On December 1, 2015, Medbox and the class plaintiffs in Josh Crystal v. Medbox, Inc., et al., Case No. 2:15-CV-00426-BRO (JEMx), pending before the United States District Court for the Central District of California (the “Court”) notified the Court of the settlement. The Court stayed the action pending the Court’s review of the settlement and directed the parties to file a stipulation of settlement. On December 18, 2015, plaintiffs filed the Motion for Preliminary Approval of Class Action Settlement that included the stipulation of settlement. On February 3, 2016, the Court issued an Order granting preliminary approval of the settlement. The settlement provides for notice to be given to the class, a period for opt outs and a final approval hearing. The Court originally scheduled the Final Settlement Approval Hearing to be held on May 16, 2016 but continued it to August 15, 2016 to be heard at the same time as the Final Settlement Approval Hearing for the derivative actions, discussed below. The principal terms of the settlement are:

●	a cash payment to a settlement escrow account in the amount of $1,850,000 of which $150,000 will be paid by the Company and $1,700,000 will be paid by the Company’s insurers;

●	a transfer of 2,300,000 shares of Medbox common stock to the settlement escrow account, of which 2,000,000 shares would be contributed by Medbox and 300,000 shares by Bruce Bedrick;

●	the net proceeds of the settlement escrow, after deduction of Court-approved administrative costs and any Court-approved attorneys’ fees and costs would be distributed to the Class; and

●	releases of claims and dismissal of the action.

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

Derivative Settlements

As previously announced on October 22, 2015, on October 16, 2015, the Company, in its capacity as a nominal defendant, entered into a memorandum of understanding of settlement (the “Settlement”) in the following stockholder derivative actions: (1) Mike Jones v. Guy Marsala, et al., in the U.S. District Court for Central District of California; (2) Jennifer Scheffer v. P. Vincent Mehdizadeh, et al., in the Eighth Judicial District Court of Nevada; (3) Kimberly Y. Freeman v. Pejman Vincent Mehdizadeh, et al., in the Eighth Judicial District Court of Nevada; (4) Tyler Gray v. Pejman Vincent Mehdizadeh, et al., in the U.S. District Court for the District of Nevada; (5) Robert J. Calabrese v. Ned L. Siegel, et al., in the U.S. District Court for the District of Nevada; (6) Patricia des Groseilliers v. Pejman Vincent Mehdizadeh, et al., in the U.S. District Court for the District of Nevada; (7) Michael A. Glinter v. Pejman Vincent Mehdizadeh, et al., in the Superior Court of the State of California for the County of Los Angeles (the “Stockholder Derivative Lawsuits”). In addition to the Company, Pejman Vincent Mehdizadeh, Matthew Feinstein, Bruce Bedrick, Thomas Iwanski, Guy Marsala, J. Mitchell Lowe, Ned Siegel, and C. Douglas Mitchell were named as defendants in all of the lawsuits, and Jennifer S. Love was named in all of the lawsuits but the Scheffer action (the “Individual Defendants”).

On December 3, 2015, the parties in the Jones v. Marsala action advised the Court of the settlements in the Stockholder Derivative Lawsuits and that the parties would be submitting the settlement to the Court in the Jones action for approval. The Court thereafter issued an order vacating all pending dates in the action and ordered Plaintiff to file the Stipulation and Agreement of Settlement for the Court’s approval. On December 18, 2015, plaintiffs filed the Motion for Preliminary Approval of Derivative Settlement that included the Stipulation and Agreement of Settlement. On February 3, 2016, the Court issued an Order granting preliminary approval of the settlement.

The Court originally scheduled a final Settlement Hearing to be held on May 16, 2016 but subsequently continued that hearing to October 17, 2016. By the terms of the settlement, a final Court approval would provide for a release of the claims in the Stockholder Derivative Actions and a bar against continued prosecution of all claims covered by the release. By entering into the Settlement, the settling parties have resolved the derivative claims to their mutual satisfaction. The Individual Defendants have not admitted the validity of any claims or allegations and the settling plaintiffs have not admitted that any claims or allegations lack merit or foundation.

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

On September 16, 2016, solely to avoid the costs, risks, and uncertainties inherent in litigation, the parties entered into a settlement regarding the Merritts Action. The settlement provides, among other things, for the release and dismissal of all asserted claims. Under the terms of the settlement, the Company agrees to adopt and to adhere to certain corporate governance processes in the future. In addition to these corporate governance measures, the Company will make a payment of $135,000 in cash to be used to pay Merritts’ counsel for any attorneys’ fees and expenses, or as service awards to plaintiff Merritts, that are approved and awarded by the Court. The settlement is contingent on final court approval. The final Settlement Hearing was held October 17, 2016 at the same date and time as the final Settlement Hearing for the Stockholder Derivative Lawsuits. The Court has taken the settlement under review.

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

The Company’s responsibilities as to the proposed settlements of the Class Action and the Stockholder Derivative Lawsuits have been accrued and included in Accrued settlement and severance expenses on the accompanying consolidated balance sheet as of December 31, 2015. If the settlements of the Class Action, the Stockholder Derivative Lawsuits, or the Merritts Action do not receive final court approval, it could have a material adverse effect on the financial condition, results of operations and/or cash flows of the Company and their ability to raise funds in the future.

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

In March 2017, the SEC and the Company settled this matter. The Company consented to the entry of a final judgment permanently enjoining it from violations of Sections 5(a), 5(c), and 17(a) of the Securities Act of 1933 (Securities Act) and Sections 10(b), 13(a), 13(b)(2)(A), and 13(b)(2)(B) of the Securities Exchange Act of 1934 (Exchange Act) and Rules 10b-5, 12b-20, 13a-11, and 13a-13 thereunder. In connection with the settlement, the Company did not have any monetary sanctions or penalties assessed against it.

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

In June 2017, the parties mediated the dispute and settled the matter. In connection therewith, the parties executed a Settlement Agreement, pursuant to the terms of which each party released the other party from all claims without requirement of any payment.

West Hollywood Lease

The lease for the former office at 8439 West Sunset Blvd. in West Hollywood, CA has been partially subleased. The Company plans to sublease the remainder of the office in West Hollywood, CA and continues to incur rent expense while the space is being marketed. The landlord for the prior lease filed a suit in Los Angeles Superior Court in April 2015 against the Company for damages they allege have been incurred from unpaid rent and otherwise. In January 2016, the landlord filed a first amended complaint adding the independent guarantors under the lease as co-defendants and specifying damages claim of approximately $300,000. On September 8, 2016, the court approved Mani Brothers’ application for writ of attachment in the State of California in the amount of $374,402 against Prescription Vending Machines, Inc. (“PVM”). A trial date has been set in May 2017. The Company is presently unable to determine whether the likelihood of an unfavorable outcome of the dispute is probable or remote, nor can it reasonably estimate a range of potential loss, should the outcome be unfavorable. On July 18, 2017, plaintiffs filed a Request for Dismissal with Prejudice of the litigation against PVM.

Los Angeles Lease

The Company’s former landlord, Bank Leumi, filed an action against the Company in Los Angeles Superior Court for breach of lease on August 31, 2016, seeking $29,977 plus fees and interest, in addition to rent payment for September 2016. The action was styled, Bank Leumi USA v. Medbox, Inc., et al., Los Angeles Superior Court Case No. BC632339. The Company filed a response to the complaint on September 21, 2016, and a case management conference was scheduled for December 9, 2016. In November 2016, the parties entered into a Settlement Agreement and General Release, pursuant to which the Company agreed to an eight-payment plan in favor of the Bank, commencing December 2016 and terminating July 2017. All of the payments, which aggregated $46,521.65 for rent, fees, and costs, have been made.

Creaxion

On August 23, 2017, Creaxion Corporation filed a Complaint in the Superior Court of Fulton County, Georgia, styled Creaxion Corporation, Plaintiff, v. Notis Global, Inc., Defendant, Civil Action No. 2017CV294453. Plaintiff plead counts for (1) Breach of Contract in the amount of $89,000, (2) Prejudgment interest, and (3) Attorney’s fees. The Company was served on September 26, 2017, and did not respond to the Complaint. On November 30, 2017, the Court granted plaintiff’s request for a Default Judgment in the amount of $89,000. Further, the Court scheduled a hearing for December 14, 2017, in respect of expenses, attorney’s fees, and interest at a rate of 6.25%.

Sheppard, Mullin

On October 27, 2017, Sheppard, Mullin filed a Complaint in the Superior Court of the State of California for the County of Los Angeles, styled Sheppard, Mullin, Richter & Hampton LLP, a California limited liability partnership, plaintiff v. Notis Global, Inc., a Nevada corporation, formerly known as Medbox, Inc.; and Does 1-10, inclusive, Defendants, Case No. BC681382. Plaintiff plead causes of action for (1) Breach of Contract; (2) Account Stated; and (3) and Unjust Enrichment, seeking approximately $240,000. The Company accepted service on November 10, 2017, and, as of the date of this Report, has not responded to the Complaint.

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

Thereafter, Chicago Venture Partners filed a lawsuit, styled Chicago Venture Partners LP Plaintiff, vs. Notis Global Inc. Defendant, in the 3rd District Court, - Salt Lake, Salt Lake County, State of Utah, Case No. 170900715 CN, and took our default. A Hearing on the Default Judgment was scheduled for May 9, 2017, but, with the agreement of both parties, has been continued to a date not yet set.

However, as a result of the effect of the Notice Letter, other of the Company’s lenders could issue similar notices of events of default or acceleration or penalties due to the Company’s Event of Default set forth in the Notice Letter. Furthermore, the Company may incur additional penalties and fees after the conclusion of the period of forbearance if the Company cannot agree to additional waivers or forbearance by Chicago Venture Partners or Chicago Venture Partners takes legal action to enforce its rights under the Note and the Note Purchase Agreement. These penalties and fees, the acceleration of the note, and the incurrence of costs associated with defending itself in a legal action, could have a material adverse effect on the Company’s financial condition, results of operations and/or cash flows of the Company, and the Company’s ability to conduct its business, execute its operational strategies and continue as a going concern.

The Company was delayed in filing this Quarterly Report on Form 10-Q and such delays may have triggered other events of default under the Company’s credit agreements and existing debt instruments

The Company’s creditors may issue other notices of default and the Company may incur other penalties due to breach of covenants in the Company’s debt instruments with each of its lenders that the Company will maintain current public information filed with the SEC and comply with deadlines required to filed such information under the Securities Act of 1934. As a result of the Company’s delayed filing of the June 30, 2016 Quarterly Report, on September 9, 2016, the Company received notice from the OTC Markets that OTC Markets would move the Company’s listing from the OTCQB market to OTC Pink Sheets market, if the Company had not filed this Quarterly Report by September 30, 2016. The Company did not meet this deadline, and moving to the OTC Pink Sheets market could have an adverse effect on stockholders’ ability to trade the common stock of the Company in the marketplace, lower the volume of trading of the Company’s common stock during the time that the stock is quoted in the OTC Pink Sheets market, have an adverse effect on the price of the Company’s common stock, and result in fewer brokers covering information made public by the Company or executing trades on the stock for their clients. Each of the foregoing could have a material adverse effect on the Company’s financial condition, results of operations and/or cash flows, and the Company’s ability to conduct its business, execute its operational strategies and continue as a going concern.

In addition to the other information set forth in this report, you should carefully consider the factors discussed under “Risk Factors” as filed in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 13, 2016, as amended on Form 10-K/A on April 29, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Common stock issuances

Between October 25, 2016 and November 15, 2016, we issued an aggregate of 2,482,175,595 shares of our common stock to six otherwise unrelated persons in connection with the conversion of certain previously issued debt securities to such persons. We believe that such persons are independent of each other and do not constitute a group as defined in Section 13(d) of the Exchange Act. We did not receive any proceeds from such conversions. We had previously offered and sold the convertible debt securities in reliance on the exemptions from registration pursuant to Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder and offered and sold the above-referenced shares in accordance with the provisions of Section 3(a)(9) of the Securities Act.

On January 20, 2017, we issued 2,000,000 shares of our common stock to in connection with the settlement of the Crystal v. Medbox, Inc. litigation. We did not receive any proceeds from such issuance. We issued such shares in reliance on the exemptions from registration pursuant to Section 4(a)(2) of the Securities Act.

On August 24, 2017, we issued 38,700,000 shares of our common stock to one otherwise unrelated person in connection with the conversion of certain previously issued debt securities to such person. We did not receive any proceeds from such conversion. We had previously offered and sold the convertible debt securities in reliance on the exemptions from registration pursuant to Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder and offered and sold the above-referenced shares in accordance with the provisions of Section 3(a)(9) of the Securities Act.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

Exhibit No.	Description

10.1	Management Consulting Agreement by and between the Company and Trava LLC, made April 1, 2017*

10.2	Common Stock Purchase Warrant in favor of Trava LLC, dated March 16, 2017*

10.3	Management Services Agreement for the Pueblo, Colorado, facility between Trava LLC and the Company and certain of its subsidiaries, dated May 31, 2017*

10.4	Form of Convertible Note Purchase Agreement between Trava LLC and the Company*

10.5	Form of 10% Senior Secured Convertible Promissory Note between Trava LLC and the Company*

10.6	Form of Convertible Note Purchase Agreement between certain investors and the Company*

10.7	Form of 10% Senior Secured Convertible Promissory Note between certain investors and the Company*

10.8	Form of Amended and Restated Security and Pledge Agreement of the Company in favor of certain investors*

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-54928), filed with the Commission on April 19, 2016.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Notis Global, Inc.

Date: December 21, 2017	By:	/s/ Ned L. Siegel
Ned L. Siegel

Executive Chairman

(Principal Executive Officer)

