Form 10-K
period 2016-12-31
Notis Global, Inc.
filed 2019-01-08
CIK 1547996

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-54928

NOTIS GLOBAL, INC.

(Exact name of registrant as specified in its charter)

Nevada	45-3992444
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1715 Highway 35 North, Suite 101
Middletown, NJ	07748
(Address of Principal Executive Offices)	(Zip Code)

(800) 762-1452

(Issuer’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, Par Value $0.001 Per Share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes [  ] No [X]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [  ] No [X]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of a “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large Accelerated Filer [ ]	Accelerated Filer [ ]

Non-accelerated Filer [X]	Smaller Reporting Company [X]

Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

As of June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on the OTC markets on June 30, 2016 was $592,086.

As of January 2, 2019, the Company had 9,982,923,868 shares of common stock, par value $0.001 per share, outstanding.

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (the “Report”), including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	a continued decline in general economic conditions nationally and internationally;
●	decreased demand for our products and services;
●	market acceptance of our products;
●	impact of any litigation or infringement actions brought against us;
●	the outcome of litigation or regulatory proceedings;
●	the regulation and legalization of hemp;
●	risks in product development;
●	inability to raise capital to fund continuing operations;
●	inability to honor our debt obligations; and
●	other factors, including the risk factors described in greater detail in Item 1A of this Report under the heading “Risk Factors.”

The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) and other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. These risks and others described under “Risk Factors” may not be exhaustive.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and developments in the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this Report. In addition, even if our results or operations, financial condition and liquidity, and developments in the industry in which we operate are consistent with the forward-looking statements contained in this Report, those results or developments may not be indicative of results or developments in subsequent periods.

PART I

ITEM 1.	BUSINESS

Overview

We are a diversified holding company in the industrial hemp market. Based upon our knowledge and expertise in the regulation of the cannabis industry, we are refocusing our business plan to create a sustainable business model to grow crops and manufacture products from hemp farmland and to market, sell and distribute hemp derivative products such as cannabidiol (“CBD”) distillate and isolate, while exploring other business opportunities that complements our core business. At this time, we cultivate industrial hemp and then through a toll processing and extraction process we sell the hemp derivative product such as CBD IMA on a wholesale basis. We plan to cultivate industrial hemp based on our 320-acre farm in Pueblo, Colorado, through our wholly owned subsidiary, EWSD I, LLC. In 2017, we completed a pilot study on the Pueblo farm where we planted 15 acres of land, which was processed by a third- party contractor and distributed through our network. Based on the pilot study, we planted and harvested an aggregate of 100 acres of land in the planting season (early June to the end of September) of 2018.

Through our subsidiary, NY – SHI, LLC, we conducted a similar pilot study on 1.5 acres in the Hudson Valley region of New York State in 2018 through a contractor to determine if it is viable to cultivate industrial hemp in New York on a larger scale. We have received good education on our pilot study and are considering scaling in 2019. In addition to hemp cultivation, we also plan to establish our own pre-processing plant through a joint venture agreement with one of the leading hemp processors in the nation. The plant will not only have the capacity to process our own hemp but also service other hemp farmers. Leveraging our industry experience and existing logistics, we also plan to contract other farmers to grow hemp for us at pre-determined prices so be processed and distributed by us.

In February 2018, we, through a newly formed subsidiary, SOCO Processing, LLC, entered into a non-binding memorandum of understanding with Mile High Labs LLC and Rush Ventures LLC to build a pre-processing hemp extraction line on our farm in Pueblo, which we plan to license to Rush Ventures LLC for a monthly fee. The plant will not only have the capacity to process hemp grown by EWSD I, LLC, but allow us to generate revenues by referring customers to utilize the pre-processing hemp extraction line at an agreed upon rate. We may also generate revenues by referring customers to utilize the pre-processing hemp extraction line at an agreed upon rate. We are in negotiation for a definitive agreement as of the date of this report.

State and local laws regarding farming and growing hemp and processing centers for hemp vary. In June, 2018, the Senate passed the Farm Bill which contains provisions to legalize the cultivation, processing and sale of industrial hemp. With an eye focused on the future and ultimately anticipated FDA approval of hemp and CBD production and sales in the United States, we are honing our focus to controlling our supply chain. From “seed to sale,” we will control our own destiny by controlling our ecosystem. We intend to oversee and execute everything from growing and cultivating the highest quality plants to managing extraction and production of our products.

Leveraging our industry experience and existing logistics, we also plan to contract other farmers to grow hemp at pre-determined prices to be processed and distributed by us

Historically, we established joint ventures and entered into operating and management agreements with our partners and acted as a distributor of hemp products processed by our contractors. We also generated revenue from various sources on a “one-time basis” for services that we provided to clients in helping them obtain licenses, build out and open dispensaries and cultivation centers. We also sold a line of portable vaporizers and accessories under the brand name Vaporfection. We have discontinued these business operations to focus on our current business model, which we believe will generate consistent and predictable revenues.

We operate through the following subsidiaries:

●	EWSD I, LLC d/b/a Shi Farms, a Delaware corporation established in March 2016 that cultivate and process industrial hemp in Colorado;

●	NY-SHI, LLC, a New York limited liability company established in May 2018 to conduct our pilot study in New York;

●	SHI Cooperative, LLC, a Colorado limited liability company established in May 2018 to contract with third party farmers to cultivate hemp;

●	Pueblo Agriculture Supply and Equipment, LLC, a Delaware corporation that was established in July of 2016 to own extraction equipment;

●	SOCO Processing, LLC, a Colorado limited liability company established in May 2018 to establish a pre-processing plant; and

●	Rock Acquisition Corporation, a New Jersey corporation established in December 2017, which has a mining permit with the State of Colorado and manages land containing the potential sand and gravel assets of our company.

Corporate History

We were originally incorporated on June 16, 1977 in the State of Nevada under the name “Rabatco, Inc.” In May 2000, we changed our name to MindfulEye, Inc. On November 25, 2011, P. Vincent Mehdizadeh purchased 50% of the outstanding shares of our common stock. On August 30, 2011, in anticipation of the transaction discussed below, we changed our name to “Medbox, Inc.” Pursuant to a Stock Purchase Agreement with PVM International, Inc. dated December 31, 2011, we acquired all of the outstanding shares of common stock in various entities controlled by Mr. Mehdizadeh, in exchange for 2,000,000 shares of our common stock and a $1 million promissory note. The promissory note was repaid in full on April 16, 2013. In August 2012, Mr. Mehdizadeh purchased the remainder of our outstanding shares in a private transaction. During December of 2016 the Company’s Board of Directors and management completed a strategic shift and completely exited the vapor and medical cannabis dispensing line. (See Note 12 to our consolidated financial statements.)

Effective January 28, 2016, we changed our name from Medbox, Inc., to Notis Global, Inc.

Government Regulations

The Agriculture Improvement Act of 2018 (the “Farm Bill”) was signed into law in December 2018, which legalizes hemp cultivation broadly and the transfer of hemp-derived products across state lines. Pursuant to the Farm Bill, hemp may not contain more than 0.3 percent tetrahydrocannabinol (“THC”). Any cannabis plant that contains more than 0.3 percent THC would be considered non-hemp cannabis under federal law with no legal protection. In addition, state departments of agriculture must consult with the state’s governor and chief law enforcement officer to devise a plan that must be submitted to the Secretary of USDA. A state’s plan to license and regulate hemp can only commence once the Secretary of USDA approves that state’s plan. In states opting not to devise a hemp regulatory program, USDA will construct a regulatory program under which hemp cultivators in those states must apply for licenses and comply with a federally-run program. The Farm Bill also outlines actions that are considered violations of federal hemp law (including such activities as cultivating without a license or producing cannabis with more than 0.3 percent THC). The law details possible punishments for such violations, pathways for violators to become compliant, and even which activities qualify as felonies under the law, such as repeated offenses.

On August 11, 2016, a Statement of Principles on Industrial Hemp (the “Statement”) was issued by the Office of Secretary of the U.S. Department of Agriculture (“USDA”), the Drug Enforcement Administration (“DEA”) of the U.S. Department of Justice (“DOJ”) and the Food and Drug Administration (“FDA”) of the Department of Health and Human Service (“HHS”). On this date, Jonathan Miller, Esq., Frost, Brown Tod, Lexington, KY., and Co-signed by Joseph Sandler, Esq. , Sandler Reiff Lamb Rosenstein & Berkenstock, Washington, DC., provided to the Members of the Kentucky Hemp Industry Counsel, a legal Opinion on the U.S. Federal Agency Statement of Principles. This legal opinion provided:

As we outlined comprehensively in our Opinion on the Legal Status of Industrial Hemp, dated December 21, 2015 and attached as Appendix B (“our December Opinion”), the Agricultural Act of 2014, P.L. No. 113-79 (the “2014 Farm Bill”) and the Consolidated Appropriations Act for FY 2016 (the “Omnibus Law”) constitute a sweeping legal revolution for the industrial hemp crop. Taken together, the two laws ensure that individuals and firms that are engaged in authorized agricultural pilot programs should be permitted to grow, cultivate, transport, process, sell and/or use industrial hemp under the guidelines and regulations of state law, without interference from agencies using federally-authorized funds.

The issuance of the Statement of Principles by the three federal agencies most involved in these issues – the USDA, the DEA and FDA – brings that valued sense of certainty to individuals and firms involved in the industrial hemp business. Further, clarity provided by the Statement brings several items of good news to hemp farmers and firms:

[ ]	While initially, the DEA rejected a clear understanding of the 2014 Farm Bill that institutions of higher education and state departments of agriculture could contract out hemp pilot projects to private farmers and business – requiring us to go to federal court to clarify – the Statement clearly acknowledges that private “persons licensed, registered, or otherwise authorized” by state agriculture departments and “persons employed by or under a production contract or lease” with colleges and universities may participate in pilot programs.

[ ]	Moreover, in the most welcome portion of the Statement, authorized pilot program participants “may be able to participate in USDA research or other programs to the extent otherwise eligible for participation in those programs.” We believe that this broad language for the first time opens up duly registered pilot projects to be eligible for loans, grants, certification programs, and the wide variety of other opportunities made available to farmers and agri-businesses at USDA and its sub-agencies.

[ ]	These federal agencies also for the first time acknowledge that, as part of marketing research programs, “industrial hemp products can be sold” in or among states with pilot programs. This recognition, which reflects clear authorization by the 2014 Farm Bill and the Omnibus Law, will not only give hemp farmers and businesses confidence that they can sell their products; but perhaps more importantly, provides much needed assurance to financial institutions that such commerce is legal, and that they can facilitate financial transactions in the industry.

[ ]	The Statement makes clear that the FDA will continue to oversee “marketing claims” and the “process for drug applications,” while the Controlled Substances Act will still apply to “the manufacture, distribution, and dispensing of drug products.” Accordingly, the advice we shared in our December Opinion is confirmed: Firms engaged in producing hemp products for human consumption should not market their products as a “drug” nor make any medicinal claims without prior FDA approval. However, there are no blanket prohibitions on any other kind of sale of hemp-based consumable products such as cannabidiol (“CBD”), nor even any mention of CBD in the Statement.

In addition, our subsidiaries, including but not limited to EWSD I, LLC, are also subject to other federal and local regulations, including the Pesticide Act of the State of Colorado.

Competition

Our competitors in both the hemp space include sellers of products and services dedicated to the hemp and compliance regulated cannabis industry, including the cultivation, processing and distribution of industrial hemp products. We compete in markets where cannabis has been legalized and regulated, which includes various states within the United States. We expect that the quantity and composition of our competitive environment will continue to evolve as the industry matures. Additionally, increased competition is possible to the extent that new states and geographies enter the marketplace as a result of continued enactment of regulatory and legislative changes that de-criminalize and regulate cannabis products. We believe that by diligently establishing and expanding our brands, product offerings and services in new and existing locations, we will become well established in this growing industry. Additionally, we expect that establishing our product offerings in new and existing locations are factors that mitigate the risk associated with operating in a developing competitive environment. Additionally, the contemporaneous growth of the industry as a whole will result in new customers entering the marketplace, thereby further mitigating the impact of competition on our operations and results. Our competitors may have substantially greater resources, experience in obtaining regulatory approvals, operating experience, marketing capabilities, name recognition and production capabilities.

Employees

As of November 19, 2018, we have no full time employees and one of our subsidiaries, EWSD I, LLC, has ten (10) full time employees. The number of our, and our subsidiaries, part time employees fluctuates over the course of one year due to the nature of our business. We also use the services of five (5) independent contractors, of whom two (2) are through EWSD I, LLC. Neither we nor our subsidiaries have experienced any work stoppages and we consider the relations with their respective employees and independent contractors to be good.

Implications of Emerging Growth Company Status

We qualify as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. An emerging growth company may take advantage of relief from certain reporting requirements and other burdens that are otherwise applicable generally to public companies. These provisions include:

●	reduced obligations with respect to financial data, including presenting only two years of audited financial statements and only two years of selected financial data in this prospectus;

●	an exception from compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act;

●	reduced disclosure about our executive compensation arrangements in our periodic reports, proxy statements and registration statements; and

●	exemptions from the requirements of holding non-binding advisory votes on executive compensation or golden parachute arrangements.

We may take advantage of these provisions for up to five years or such earlier time that we no longer qualify as an emerging growth company. We would cease to be an emerging growth company if we have more than $1.07 billion in annual revenue, have more than $700 million in market value of our capital stock held by non-affiliates or issue more than $1.0 billion of non-convertible debt over a three-year period. We may choose to take advantage of some but not all of these reduced reporting burdens. For example, we intend to take advantage of the reduced reporting requirements with respect to disclosure regarding our executive compensation arrangements, have presented only two years of audited financial statements and only two years of related “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure in this prospectus, and have taken advantage of the exemption from auditor attestation on the effectiveness of our internal control over financial reporting. To the extent that we take advantage of these reduced reporting burdens, the information that we provide stockholders may be different than you might obtain from other public companies in which you hold equity interests.

In addition, under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected to avail ourselves of this exemption from new or revised accounting standards and, therefore, we will not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

ITEM 1A.	RISK FACTORS

Investing in our common stock involves a high degree of risk. Current investors and potential investors should consider carefully the risks and uncertainties described below together with all other information contained in this Report before making investment decisions with respect to our common stock. Our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to those described below, any one or more of which could, directly or indirectly, cause our actual results of operations and financial condition to vary materially from past, or from anticipated future, results of operations and financial condition. If any of the following risks actually occur, our business, financial condition, results of operations and our future growth prospects would be materially and adversely affected. Under these circumstances, the trading price and value of our common stock could decline, resulting in a loss of all or part of your investment. The risks and uncertainties described in this Report are not the only ones facing us. Additional risks and uncertainties of which we are not presently aware, or that we currently consider immaterial, may also affect our business operations.

Past financial performance should not be considered to be a reliable indicator of future performance, and current and potential investors should not use historical trends to anticipate results or trends in future periods.

Risks Related to our Securities

There is no assurance that the Company will ever have enough authorized shares of common stock to honor the conversion or exercise of its convertible notes, warrants and other derivative securities.

Our Articles of Incorporation authorize 10,000,000,000 shares of common stock, of which 9,942,223,868 shares of common stock are issued and outstanding as of December 31, 2016, and 10,000,000 shares of preferred stock, of which 5,000,000 shares were issued as Series A Preferred Stock and then converted into common stock and retired and of which 5,000,000 remain unissued and undesignated. The Company may also be obligated to issue an additional 114,889,067,758 shares of common stock including shares of common stock issuable upon exercise of options and warrants and excluding shares of common stock issuable upon conversion of convertible notes. There is no assurance that the Company will ever have enough authorized shares of common stock to honor the exercise and conversion requests of its options and warrants.

We can sell additional shares of common stock or securities convertible into shares of common stock, without consulting stockholders and without offering shares to existing stockholders, which would result in dilution of existing stockholders’ interests in our company and could depress our stock price.

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

In order to raise capital to fund our business plan, including developing and operating the farm in Pueblo, CO, and the operating expenses of the Company, we have issued convertible debentures to our lenders that are convertible into shares of our common stock at a discount to the current market prices, upon conversion by the lenders. Conversion of these debentures by the lenders leads to immediate and substantial dilution to holders of our common stock and could depress the price of our stock, having a material effect on the market value of the shares.

Our stock price has been extremely volatile.

The market price of our common stock as has been extremely volatile and could be subject to further significant fluctuations due to changes in sentiment in the market regarding our operations or business prospects, among other factors.

Among the factors that could affect our stock price are:

●	our announcements regarding our Restatements and the status of the ongoing SEC investigation and related stockholder litigation;

●	industry trends;

●	actual or anticipated fluctuations in our quarterly financial and operating results and operating results that vary from the expectations of our management or of securities analysts and investors;

●	our failure to meet the expectations of the investment community and changes in investment community;

●	recommendations or estimates of our future operating results;

●	announcements of strategic developments, acquisitions, dispositions, financings, product developments and other materials events by us or our competitors;

●	regulatory and legislative developments;

●	litigation;

●	general market conditions;

●	other domestic and international macroeconomic factors unrelated to our performance; and

●	additions or departures of key personnel.

Because our common stock is not listed on any national securities exchange, investors may find it difficult to buy and sell our shares.

Our common stock is not listed on any national securities exchange. Accordingly, investors may find it more difficult to buy and sell our shares than if our common stock was traded on an exchange. Although our common stock is traded on the OTC markets, it is an unorganized, inter-dealer, over-the-counter market which provides significantly less liquidity than the NASDAQ Capital Market or other national securities exchanges. These factors may have an adverse impact on the trading and price of our common stock.

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

Our Articles of Incorporation give our Board of Directors the authority to issue additional series of preferred stock without a vote or action by our stockholders. The Board of Directors also has the authority to determine the terms of preferred stock, including price, preferences and voting rights. The rights granted to holders of preferred stock in the future may adversely affect the rights of holders of our common stock. Any such authorized class of preferred stock may have a liquidation preference – a pre-set distribution in the event of a liquidation – that would reduce the amount available for distribution to holders of common stock or superior dividend rights that would reduce the amount of dividends that could be distributed to common stockholders. In addition, an authorized class of preferred stock may have voting rights that are superior to the voting right of the holders of our common stock. There are no shares of preferred stock presently outstanding.

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

Risks Related to Our Business

Our continued success is dependent on legalizing industrial hemp.

Continued development of the industrial hemp market is dependent upon continued legislative authorization of industrial hemp at the both the federal and the state level. The Farm Bill was signed into law in December 2018, which legalizes hemp cultivation broadly and the transfer of hemp-derived products across state lines. Pursuant to the Farm Bill, there will be significant shared state-federal regulatory power over hemp cultivation and production. See “Government Regulations.” In certain states, such as Colorado, based on the specifics of the legislation passed in that state, and on local governments authorizing a sufficient number of dispensaries. Any number of factors could slow or halt the progress. Furthermore, progress, while encouraging, is not assured, and the process normally encounters set-backs before achieving success. While there may be ample public support for legislative proposal, key support must be created in the legislative committee or a bill may never advance to a vote. Numerous factors impact the legislative process. Any one of these factors could slow or halt the progress of hemp legalization, which would limit the market for our products and negatively impact our business and revenues.

We have a limited operating history and operate in a new industry, and we may not succeed.

We have a limited operating history and may not succeed. We are subject to all risks inherent in a developing business enterprise. Our likelihood of continued success must be considered in light of the problems, expenses, difficulties, complications, and delays frequently encountered in connection with manufacturing specialty products and the competitive and regulatory environment in which we operate. For example, the industrial hemp industry is a new industry that, as a whole, may not succeed, particularly if the Federal government changes course and decides to prosecute those dealing in industrial hemp under Federal law. If that happens, there may not be an adequate market for our products. As a new industry, there are not established players on whose business models we can follow or build upon. Similarly, there is limited information about comparable companies available for potential investors to review in making a decision about whether to invest in our company. Furthermore, as the industrial hemp industry is a new market, it is ripe for technological advancements that could limit or eliminate the need for our products.

Furthermore, unanticipated expenses, problems, and technical difficulties may occur and they may result in material delays in the operation of our business, in particular with respect to our new products. We may not be able to successfully address these risks and uncertainties or successfully implement our operating strategies. If we fail to do so, such failure could materially harm our business to the point of having to cease operations and could impair the value of our common stock to the point investors may lose their entire investment.

There is no track record for companies pursuing our strategy and if our strategy is unsuccessful, we will not be profitable and our stockholders could lose their investments.

There is no track record for companies pursuing our business strategy, and there is no guarantee that our business strategy will be successful or profitable. If our strategy is unsuccessful, we may fail to meet our objectives and not realize the revenues or profits from the business we pursue, which may cause our value to decrease, thereby potentially causing our stockholders to lose their investments. The success of our strategy will depend on numerous factors including:

●	the success of our cultivation operations;

●	our ability to build our brand;

●	our ability to establish and develop our distribution network; and

●	our ability to obtain adequate financing to continue carry out our business plan.

Our growth will depend upon a series of factors including , the successful cultivation and harvest of the industrial hemp we grow on our property or through the third party contractor farmers who grow on our behalf, the ability to process the harvested hemp raw material either through our own processing plant or though a toll processor, the ability to continue to build a broader sales pipeline and the ability to acquire additional acreage to expand our cultivation operation and we may be unable to consummate acquisitions on advantageous terms.

Our growth strategy is focused on the acquisition of specialized real estate assets on favorable terms as opportunities arise. Our ability to acquire these real estate assets on favorable terms is subject to the following risks:

●	competition from other potential acquirers may significantly increase the purchase price of a desired property;

●	we may not successfully purchase and lease our properties to meet our expectations;

●	we may be unable to obtain the necessary equity or debt financing to consummate an acquisition on satisfactory terms or at all;

●	agreements for the acquisition of properties are typically subject to closing conditions, including satisfactory completion of due diligence investigations, and we may spend significant time and money on potential acquisitions that we do not consummate; and

●	we may acquire properties without any recourse, or with only limited recourse, for liabilities, whether known or unknown, against the former owners of the properties.

We may acquire a property or properties “as-is,” which increases the risk of an investment that requires us to remedy defects or costs without recourse against the prior owner.

We may acquire properties “as is” with only limited representations and warranties from the seller regarding matters affecting the condition, use and ownership of the property. There may also be environmental conditions associated with properties we acquire of which we are unaware despite our diligence efforts, and for which we could be liable. In particular, cannabis facilities may present environmental concerns of which we are not currently aware. If environmental contamination exists on properties we acquire or develops after acquisition, we could become subject to liability for the contamination. As a result, if defects on any of our properties (including any building on such properties) or other matters adversely affecting the properties are discovered, including, but not limited to, environmental matters, we may not be able to pursue a claim for any or all damages against the seller, which could harm our business, financial condition, liquidity and results of operations.

Currently, industrial hemp remains illegal under federal law.

In June, 2018, the Senate passed the Farm Bill which contains provisions to legalize the cultivation, processing and sale of industrial hemp. However, industrial hemp remains illegal under federal law as of the date of this report. It is a Schedule-I controlled substance. Even in those jurisdictions in which the use of hemp has been legalized at the state level, its prescription is a violation of federal law. The United States Supreme Court has ruled in United States v. Oakland Cannabis Buyers’ Coop. and Gonzales v. Raich that it is the federal government that has the right to regulate and criminalize cannabis, even for medical purposes. Therefore, federal law criminalizing the use of hemp preempts state laws that legalize its use for medicinal purposes. Presently, despite federal law, many states are maintaining existing laws and passing new ones in this area. This may be because the Trump Administration has made a policy decision to allow states to implement these laws and not prosecute anyone operating in accordance with applicable state law.

Regardless of the Trump Administration’s policy decision, the federal government may at any time choose to enforce the federal law, and, in the past, it has investigated hemp businesses in the various states in which we do business. Moreover, a change in the federal attitude towards enforcement could cripple the industry.

Adverse actions taken by the federal government may lead to delays on our business operations, disruptions to our revenue streams, losses of substantial assets, and substantial litigation expenses.

We and people and businesses that we do business with may have difficulty accessing the service of banks, which may make it difficult for them to purchase our products and services.

As discussed above, the use of hemp is illegal under federal law. Therefore, there is a compelling argument that banks cannot accept for deposit funds from the drug trade and therefore cannot do business with our clients that traffic in hemp, and clinic operators often have trouble finding a bank willing to accept their business. On February 14, 2014, the U.S. Department of the Treasury Financial Crimes Enforcement Network (“FinCEN”) released guidance to banks “clarifying Bank Secrecy Act (“BSA”) expectations for financial institutions seeking to provide services to hemp-related businesses.” In addition, U.S. Rep. Jared Polis (D-CO) has stated he will seek an amendment to banking regulations and laws in order to allow banks to transact business with state-authorized hemp businesses. While these are positive developments, there can be no assurance this legislation will be successful, or that, even with the FinCEN guidance, banks will decide to do business with hemp retailers, or that, in the absence of actual legislation, state and federal banking regulators will not strictly enforce current prohibitions on banks handling funds generated from an activity that is illegal under federal law. The inability of potential clients in our target markets to open accounts and otherwise use the services of banks may make it difficult for such potential clients to purchase our products and services and could materially harm our business.

We may have difficulty accessing bankruptcy courts.

As discussed above, the use of hemp is illegal under federal law. Therefore, there is a compelling argument that the federal bankruptcy courts cannot provide relief for parties who engage in the hemp or hemp-related businesses. Recent bankruptcy rulings have denied bankruptcies for dispensaries upon the justification that businesses cannot violate federal law and then claim the benefits of federal bankruptcy for the same activity and upon the justification that courts cannot ask a bankruptcy trustee to take possession of, and distribute hemp assets as such action would violate the Controlled Substances Act. Therefore, we may not be able to seek the protection of the bankruptcy courts and this could materially affect our business or our ability to obtain credit.

State and municipal governments in which we do business or seek to do business may have, or may adopt laws that adversely affect our ability to do business.

While the federal government has the right to regulate and criminalize hemp, which it has in fact done, state and municipal governments may adopt additional laws and regulations that further criminalize or negatively affect hemp businesses. States that currently have laws that decriminalize or legalize certain aspects of hemp could in the future, reverse course and adopt new laws that further criminalize or negatively affect hemp businesses. Additionally, municipal governments in these states may have laws that adversely affect hemp businesses, even though there are no such laws at the state level. For example, municipal governments may have zoning laws that restrict where hemp operations can be located and the manner and size of which they can expand and operate. These municipal laws, like the federal laws, may adversely affect our ability to do business, and adverse enforcement actions under these laws may lead to costly litigation and a closure of our businesses with which we have contracts or royalty-fee structures in place, in turn, affecting our own business. Moreover, if additional states do not adopt laws that legalize certain aspects of the hemp industry, we may not be able to expand our business in the manner in which we prefer.

Also, given the complexity and rapid change of the federal, state and local laws pertaining to hemp, the Company may incur substantial legal costs associated with complying with these laws and in acquiring the necessary state and local licenses required by our business endeavors. For example, some states permit entities to enter into joint venture relationships with individual license holders that provide for revenue sharing arrangements. In other states, revenue sharing is not permitted, and we accept fixed fees for our services. State and municipal governments may also limit the number of specialized licenses available or apply stringent compliance requirements necessary to maintain the license. These developments may limit our ability to expand our negatively affect our business model.

Our auditors have raised concerns about our ability to continue operations as a “going concern.” Investors may lose all of their investment if we are unable to continue operations and generate revenues.

Our independent registered public accounting firm has included a “going concern” explanatory paragraph in its report on our financial statements for the year ended December 31, 2016, indicating that we have sustained substantial losses from continuing operations and have used, rather than provided, cash in our continuing operations, and that these factors raise substantial doubt about our ability to continue as a going concern. Uncertainty concerning our ability to continue as a going concern may hinder our ability to obtain future financing. Continued operations and our ability to continue as a going concern are dependent on our ability to obtain additional funding in the near future and thereafter, and there are no assurances that such funding will be available at all or will be available in sufficient amounts or on reasonable terms. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. Without additional funds from generation of revenues through execution of our business plan, debt or equity financings, sales of assets, or other transactions, we will exhaust our resources and will be unable to continue operations. If we cannot continue as a viable entity, our stockholders would likely lose most or all of their investment in us. See “Liquidity and Capital Resources” under “Item 7. Management’s Discussion and Analysis” below for further information regarding the Company’s efforts to secure liquidity and future cash flows.

The Company received an event of default regarding a promissory note and is unable to predict the outcome of this matter.

On September 22, 2016, the Company received notice of an Event of Default and Acceleration from one of its lenders regarding a Promissory Note issued on March 14, 2016. (See Item 1A. Risk Factors). As of the date of this filing, the Company is in technical default on all notes outstanding. On October 31, 2018, the Company and the affiliates of YA PN, LTD., entered into a Forbearance Agreement regarding the notes, Security Agreement, related documents and the financing arrangements described within the Forbearance Agreement pursuant to which the affiliates of YA PN, LTD. agreed not to enforce certain of its claims. The Company is unable to predict the outcome of these matters, however, legal action taken by the Company’s lenders could have a material adverse effect on the financial condition, results of operations and/or cash flows of the Company and their ability to raise funds in the future. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.

We will require additional capital to finance our operations in the future, but that capital may not be available when it is needed and could be dilutive to existing stockholders.

We will require additional capital for future operations. We plan to finance anticipated ongoing expenses and capital requirements with funds generated from the following sources:

●	cash provided by operating activities;

●	available cash and cash investments; and

●	capital raised through debt and equity offerings.

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

The Company and some of its subsidiaries are currently delinquent with their respective federal and applicable state tax returns filings for the years ending December 31, 2016 and December 31, 2017. Therefore, we may incur additional taxes and costs. At this time, we are unable to determine whether or not such additional taxes or costs would have a material adverse effect on the company or its net operating losses, as discussed below.

Although we have been experiencing recurring losses, we are obligated to file tax returns for compliance with IRS regulations and that of applicable state jurisdictions. Our subsidiary, EWSD I, LLC, has approximately $1,618,129 of net operating losses during the year ended December 31, 2016. This net operating loss will be eligible to be carried forward for tax purposes at federal and applicable states level, but the use of such net operating losses may be subject to restrictions under applicable tax law. A full valuation allowance has been recorded related to the deferred tax assets generated from the net operating losses. The Company is currently delinquent on filing their tax returns.

We have material weaknesses in our internal control over financial reporting. In addition, because of our status as an emerging growth company, our independent registered public accountant is not required to provide an attestation report as to our internal control over financial reporting for the foreseeable future.

A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In connection with the audit of our financial statements for the years ended December 31, 2016 and 2015, we determined that our disclosure controls and procedures were ineffective, and that there was a material weakness in our internal controls over financial reporting, due to insufficient segregation of duties in our finance and accounting function because of our limited personnel. We currently have no employees and rely (and anticipate continuing to rely) heavily on third-party contractors for the provision of professional and other services. This resulted in not ensuring appropriate segregation of duties between incompatible functions, and made it more difficult to ensure that financial information is adequately analyzed and reviewed on a timely basis to detect misstatements. These above deficiencies represent a material weakness in our internal control over financial reporting given that they result in a reasonable possibility that a material misstatement to the annual or interim financial statements would not have been prevented or detected.

We have begun evaluating and implementing additional procedures to improve the segregation of duties, however, because of our limited resources we cannot assure that these or other measures will fully remediate the deficiencies or material weakness described above in a timely manner. We intend to address the weakness identified above by increasing the oversight and review procedures of the board of directors with regard to financial reporting, financial processes and procedures and internal control procedures; and when funding is available, hiring additional finance and accounting personnel.

Nevertheless, there can be no assurances that we will have enough financial resources to remedy our current material weaknesses and significant deficiencies. If we are unable to remediate the material weakness, or otherwise maintain effective internal control over financial reporting, we may not be able to report our financial results accurately, prevent fraud or file our periodic reports in a timely manner. We cannot assure you that we have identified all of our existing significant deficiencies and material weaknesses, or that we will not in the future have additional significant deficiencies or material weaknesses.

Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until the date we are no longer an “emerging growth company” as defined in the recently enacted JOBS Act, if we take advantage (as we expect to do) of the exemptions contained in the JOBS Act. We will remain an “emerging growth company” until the fifth anniversary of the date of the first sale of common equity securities pursuant to the registration statement that went effective on December 11, 2014, although if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30 before that time, we would cease to be an “emerging growth company” as of the following December 31. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating. Our remediation efforts may not enable us to avoid a material weakness in our internal control over financial reporting in the future.

Any of the foregoing occurrences, should they come to pass, could negatively impact the public perception of our company, which could have a negative impact on our stock price.

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

You should not consider prior operating results with respect to revenues, net income or any other measure to be indicative of our future operating results. In 2016, we transitioned to a new business model. The timing and amount of future revenues will depend almost entirely the success of our new model and our ability to service new customers. Our future operating results will depend upon many other factors, including:

●	state and local regulation;

●	our ability to successfully implement our new business model,;

●	our success in expanding our business network and managing our growth;

●	our ability to develop and market our products;

●	the ability to hire additional qualified employees; and

●	the timing of such hiring and our ability to control costs.

Our lack of adequate D&O insurance may also make it difficult for us to retain and attract talented and skilled directors and officers.

We are and may in the future be subject to additional litigation, including potential class action and stockholder derivative actions. Risks associated with legal liability are difficult to assess and quantify, and their existence and magnitude can remain unknown for significant periods of time. Although we have obtained directors and officers liability (“D&O”) insurance to cover such risk exposure for our directors and officers, the amount of D&O insurance we have obtained is lower than customary for public companies. Such insurance generally pays the expenses (including amounts paid to plaintiffs, fines, and expenses including attorneys’ fees) of officers and directors who are the subject of a lawsuit as a result of their service to the Company. The amount of D&O insurance we have obtained may not be adequate to cover such expenses should such a lawsuit occur, and our deductibles are higher than we may be able to pay. While neither Nevada law nor our Articles of Incorporation or bylaws require us to indemnify or advance expenses to our officers and directors involved in such a legal action, we have agreed to indemnify our officers and directors and may agree to indemnify other officers and directors in the future. Without adequate D&O insurance, the amounts we would pay to indemnify our officers and directors should they be subject to legal action based on their service to the Company could have a material adverse effect on our financial condition, results of operations and liquidity. Furthermore, our lack of adequate D&O insurance may make it difficult for us to retain and attract talented and skilled directors and officers, which could adversely affect our business.

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

Our operating performance is substantially dependent on the continued services of our executive officers and key employees. The unexpected loss of the services of any of the key employees could have a material adverse effect on our business, operations, financial condition and operating results, as well as the value of our common stock.

Laws and regulations affecting the cannabis industry are constantly changing, which could detrimentally affect our business, and we cannot predict the impact that future regulations may have on us.

Local, state and federal cannabis laws and regulations are broad in scope and they are subject to evolving interpretations, which could require us to incur substantial costs associated with compliance or to alter one or more of our sales or marketing practices. In addition, violations of these laws, or allegations of such violations, could disrupt our business and result in a material adverse effect on our revenues, profitability, and financial condition.

In addition, it is possible that regulations may be enacted in the future that will be directly applicable to our company and our products. We cannot predict the nature of any future laws, regulations, interpretations or applications, nor can we determine what effect additional governmental regulations or administrative policies and procedures, when and if promulgated, could have on our business. These potential effects could include, however, requirements for the revisions to our products to meet new standards, the recall or discontinuance of certain products, or additional record keeping and reporting requirements. Any or all of these requirements could have a material adverse effect on our business, financial condition, and results of operations.

ITEM 2.	PROPERTIES

On August 7, 2015, we purchased certain real property comprised of 320-acres of agricultural land in Pueblo, Colorado (“Farm”), pursuant to an Agreement of Purchase and Sale of Membership Interest, where we plan to farm hemp plants. As consideration, we, among other things, issued a secured promissory in the principal amount of $3,670,000. The note is secured by a deed of trust and assignment of rents encumbering the acquired property.

The transaction was structured as a purchase, pursuant to a certain Agreement of Purchase and Sale of Membership Interest (the “Acquisition Agreement”) entered into July 23, 2015 between East West Secured Development, LLC (the “Seller”) and the Company, of 100% of the membership interest of EWSD I, LLC (“EWSD”) upon EWSD’s simultaneous purchase from Southwest Farms, Inc. (“Southwest”) of the Farm. The closing occurred on August 7, 2015, as a result of which the Company, through its new, wholly-owned subsidiary, EWSD, became the owner of the Acquired Property.

In connection with EWSD’s purchase of the Acquired Property, EWSD entered into a secured promissory note with Southwest in the principal amount of $3,670,000. Interest on the outstanding principal balance of the Note shall accrue at the rate of five percent (5.0%) per annum. The note shall be payable by EWSD in thirty-five payments of principal and interest, which shall be calculated based upon an amortization period of thirty years, commencing on September 1, 2015 and continuing thereafter on the first day of each calendar month through and including July 1, 2018; and one final balloon payment of all unpaid principal and accrued but unpaid interest on August 1, 2018. The note is secured by a deed of trust and assignment of rents encumbering the Acquired Property.

In connection with the Closing, EWSD also entered into an unsecured promissory note with the Seller, in respect of payments previously made by Seller to Southwest, in the principal amount of $830,000. Interest on the outstanding principal balance of the Unsecured Note shall accrue at the rate of six percent (6.0%) per annum. The unsecured note shall be payable by EWSD in thirty-five payments of principal and interest, which shall be calculated based upon an amortization period of thirty years, commencing on September 1, 2015 and continuing thereafter on the first day of each calendar month through and including July 1, 2018; and one final balloon payment of all unpaid principal and accrued but unpaid interest on August 1, 2018.

The purchase price to acquire EWSD (subject to the note and the unsecured note) consisted of (i) $500,000 paid by the Company in cash as a deposit into the escrow for the Acquired Property, and (ii) the Company’s agreement to pay Seller a royalty of 3% of the adjusted gross revenue, if any, from operation of the Acquired Property (including sale of any portion of or interest in the Acquired Property less any applicable expenses) for the three-year period beginning on January 1, 2016 payable 50% in cash and 50% in the Company’s common stock. The number of shares due in connection with any such payment shall be determined by dividing the dollar amount of such payment by the volume-weighted average price of the Company’s common shares for the thirty trading days prior to the due date of the payment.

In June 2018, we extended the maturity date of the note to August 20, 2019. In consideration for the extension, we agreed to make a payment of $250,000 by May 31, 2019 in addition to the regularly scheduled payments under the note. We also agreed to a loan extension fee of $40,000 payable by July 16, 2018 and $2,500 as reimbursement for seller’s costs and expenses.

On September 30, 2016, EWSD granted a junior lender (the “Junior Lender”) a Second Deed of Trust, Security Agreement and Financing Statement (the “Second Trust Deed”) and an Assignment of Rents and Leases (the “Assignment of Rents”). The Second Trust Deed and the Assignment of Rents encumber the Farm, and the rents payable by tenants under any current and future leases of and from the Farm. The Second Trust Deed and the Assignment of Rents secure the payment of all obligations of EWSD pursuant to any debentures issued to the Junior Lender in accordance with the Securities Purchase Agreement dated June 30, 2016 by and among EWSD, Junior Lender, and Company.

The security granted to the Junior Lender pursuant to the Second Trust Deed and the Assignment of Rents is subordinate to the rights of Southwest as set forth in the Deed of Trust, Security Agreement and Financing Statement dated as of August 7, 2015 granted by EWSD in favor of Senior Lender and the Assignment of Rents and Leases by and between EWSD and Southwest dated as of August 7, 2015. Such subordination is documented in a Subordination Agreement dated as of August 23, 2016 by and among Southwest, Junior Lender, Company, EWSD, and Pueblo Agriculture Supply and Equipment, LLC, another wholly-owned subsidiary of the Company, as amended by a First Amendment to Subordination Agreement dated as of September 19, 2016 (collectively, the “Subordination Agreement”) pursuant to which Southwest consented to the Second Trust Deed and the Assignment of Rents. The Subordination Agreement also provides that the Junior Lender may not increase the principal amount of indebtedness pursuant to the Securities Purchase Agreement beyond $1,500,000.

ITEM 3.	LEGAL PROCEEDINGS

Medvend

On May 22, 2013, Medbox initiated litigation in the United States District Court in the District of Arizona against three shareholders of MedVend Holdings LLC (“Medvend”) in connection with a contemplated transaction that Medbox entered into for the purchase of an approximate 50% ownership stake in Medvend for $4.1 million. The lawsuit alleges fraud and related claims arising out of the contemplated transaction during the quarter ended June 30, 2013. In January 2017, we settled the litigation and agreed to pay the original shareholders of Medvend an aggregate of $375,000 in 6 installments over three years. We defaulted on the original settlement agreement and are currently in negotiation with Medvend for a payment plan and settlement agreement.

SEC Investigation and Wells Notice

In 2014, a federal grand jury subpoena pertaining to the Company’s financial reporting which was served upon the Company’s predecessor independent registered public accounting firm as well as certain alleged wrongdoing raised by a former employee of the Company. The Company was subsequently served with two SEC subpoenas in early November 2014. The Company established a Special Committee of the Board of Directors and fully cooperated with the grand jury and SEC investigations. As a result of certain errors discovered in connection with the review by management and its professional advisor, the audit committee, upon management’s recommendation, concluded on December 24, 2014 that the consolidated financial statements for the year ended December 31, 2013 and for the third and fourth quarters therein, as well as for the quarters ended March 31, 2014, June 30, 2014 and September 30, 2014, should no longer be relied upon and would be restated to correct the errors. On March 6, 2015 the audit committee determined that the consolidated financial statements for the year ended December 31, 2012, together with all three, six and nine month financial information contained therein, and the quarterly information for the first two quarters of the 2013 fiscal year should also be restated.

In March 2016, the staff of the U.S. Securities and Exchange Commission advised counsel for the Company in a telephone conversation, followed by a written “Wells” notice, that it is has made a preliminary determination to recommend that the Commission file an enforcement action against the Company in connection with misstatements by prior management in the Company’s financial statements for 2012, 2013 and the first three quarters of 2014. According to the final judgement entered into in March 2017, The Company agreed to be permanently enjoined from violating Sections 10(b), 13(a), 13(b)(2)(A), 13(b)(2)(B) and 15(a)(1) of the Exchange Act and Sections 5 and 17(a) of the Securities Act.

Derivative Lawsuits and Class Action

On February 20, 2015, Michael A. Glinter, derivatively and on behalf of nominal defendants Medbox the Board and certain executive officers filed a suit in the Superior Court of the State of California for the County of Los Angeles. The suit alleges breach of fiduciary duties and abuse of control by the defendants. Relief is sought awarding damages resulting from breach of fiduciary duty and to direct the Company and the defendants to take all necessary actions to reform and improve its corporate governance and internal procedures to comply with applicable law. The Company has entered into a Stipulation and Agreement of Settlement on October 16, 2015.

From January to October, 2015, there were various shareholder derivative lawsuits and class actions against the Company and certain past and present members of the Board, alleging that the Company issued materially false and misleading statements regarding its financial results for the fiscal year ended December 31, 2013 and each of the interim financial periods that year. On October 16, 2015, the parties to the class actions and derivative lawsuits entered into settlements that collectively effect a global settlement of all claims asserted in the class actions and the derivative actions. Under the terms of the settlement, we agreed to adopt and adhere to certain corporate governance processes in the future. In addition, our insurers made a payment of $300,000 into the settlement escrow account and Messrs. Mehdizadeh and Bedrick delivered 2,000,000 and 300,000 shares, respectively, of their Medbox common stock into the settlement escrow account. The funds and common stock in the settlement escrow account will be paid as attorneys’ fees and expenses, or as service awards to plaintiffs.

On October 27, 2015, separate from the above lawsuits and settlement, Richard Merritts, derivatively and on behalf of nominal defendant Medbox, filed a suit in the Superior Court of the State of California for the County of Los Angeles against the Board and certain executive officers, alleging breach of fiduciary duties by the defendants. Relief is sought awarding damages resulting from breach of fiduciary duty and to direct the Company and the defendants to take all necessary actions to reform and improve its corporate governance and internal procedures to comply with applicable law. On September 16, 2016, the parties entered into a settlement regarding Merritts’ claims. Under the terms of the settlement, we agreed to adopt and to adhere to certain corporate governance processes in the future. In addition, we made a payment of $135,000 in cash to be used to pay Merritts’ counsel for any attorneys’ fees and expenses, or as service awards to plaintiff Merritts. The settlement has been approved by the court.

Other Litigations

Whole Hemp

A complaint was filed by Whole Hemp Company, LLC d/b/a Folium Biosciences (“Whole Hemp”) on June 1, 2016, naming the Company as defendants in Pueblo County, CO district court. The complaint alleges five causes of action against the Company: misappropriation of trade secrets, civil theft, intentional interference with prospective business advantage, civil conspiracy, and breach of contract. All claims concern contracts between Whole Hemp and the Company for the Farming Agreement and the Distributor Agreement. On August 12, 2016, the court ordered that all of Whole Hemp’s plants in the Company’s possession be destroyed, which occurred by August 24, 2016, at which time the temporary restraining order was dissolved and the parties filed a motion to dismiss the district court action. The Company commenced arbitration in Denver, CO on August 2, 2016, seeking injunctive relief and alleging breaches of the contracts between the parties. Whole Hemp filed its answer and counterclaims on September 6, 2016, asserting similar allegations that were asserted to the court. On September 30, 2016, the arbitrator held an initial status conference and agreed to allow EWSD and Notis to file a motion to dismiss some or all of Whole Hemp’s claims by no later than October 28, 2016. On September 30, 2016, the arbitrator held an initial status conference and agreed to allow Notis to file a motion to dismiss some or all of Whole Hemp’s claims by no later than October 28, 2016. The parties were also ordered to make initial disclosures of relevant documents and persons with knowledge of relevant information by October 21, 2016. On June 29, 2017, the parties jointly stipulated to the dismissal of all claims and counterclaims with prejudice.

Mani Brothers

The lease for the former office at 8439 West Sunset Blvd. in West Hollywood, CA has been partially subleased. The Company plans to sublease the remainder of the office in West Hollywood, CA and continues to incur rent expense while the space is being marketed. The landlord for the prior lease filed a suit in Los Angeles Superior Court in April 2015 against the Company for damages they allege have been incurred from unpaid rent and otherwise. In January 2016, the landlord filed a first amended complaint adding the independent guarantors under the lease as co-defendants and specifying damages claim of approximately $300,000. On September 8, 2016, the court approved Mani Brothers’ application for writ of attachment in the State of California in the amount of $374,402 against Prescription Vending Machines, Inc. (“PVM”). On March 1, 2017 the Company paid $40,000. On March 16, 2017 the Company and Mani Brothers agree to settle the amount owed if the Company pays $40,000 before July 2017. The Company did not pay the $40,000. A trial date has been set in May 2017. On July 24, 2017, the case was dismissed against the Company.

Bank Leumi

The Company’s former landlord, Bank Leumi, filed an action against the Company in Los Angeles Superior Court for breach of lease on August 31, 2016, seeking $29,977 plus fees and interest, in addition to rent payment for September 2016. In November 2016, the parties entered into a Settlement Agreement and General Release, pursuant to which the Company agreed to an eight-payment plan in favor of Bank Leumi, commencing December 2016 and terminating July 2017. All of the payments, which aggregated $46,521.65 for rent, fees, and costs, have been made as of the date of this Report.

Creaxion

On August 23, 2017, Creaxion Corporation filed a Complaint in the Superior Court of Fulton County, Georgia, styled Creaxion Corporation, Plaintiff, v. Notis Global, Inc., Defendant, Civil Action No. 2017CV294453. Plaintiff plead counts for (1) Breach of Contract in the amount of $89,000, (2) Prejudgment interest, and (3) Attorney’s fees. The Company was served on September 26, 2017, and did not respond to the Complaint. On November 30, 2017, the Court granted plaintiff’s request for a Default Judgment in the amount of $89,000. Further, the Court scheduled a hearing for December 14, 2017, in respect of expenses, attorney’s fees, and interest at a rate of 6.25%. On December 14, 2017, the court entered into default judgement for the plaintiff for $89,000 and pre judgement interest at a rate of 6.25%.

Sheppard Mullin

On October 27, 2017, Sheppard Mullin filed a Complaint in the Superior Court of the State of California for the County of Los Angeles, styled Sheppard, Mullin, Richter & Hampton LLP, a California limited liability partnership, plaintiff v. Notis Global, Inc., a Nevada corporation, formerly known as Medbox, Inc.; and Does 1-10, inclusive, Defendants, Case No. BC681382. Plaintiff plead causes of action for (1) Breach of Contract; (2) Account Stated; and (3) and Unjust Enrichment, seeking approximately $240,000. The Company accepted service on November 10, 2017, and, as of the date of this Report, has not responded to the complaint. On May 17, 2018, the court entered judgement in favor of Sheppard Mullin in the amount of $277,998.77. On June 25, 2018, we entered into a settlement agreement with Sheppard Mullin pursuant to which we agreed to pay $50,000 due by June 29, 2018 and $25,000 due by June 28, 2019.

ITEM 4.	MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Securities

Our common stock is quoted on the OTCQB under the symbol “MDBX” through March 20, 2016. Beginning March 21, 2016, the Company’s common stock is quoted on the OTCQB under the symbol “NGBL”. As of January 4, 2018, the Company’s common stock is quoted on the OTC pink sheet due to delinquent SEC reporting.

The following table sets forth, for the periods indicated, the range of high and low intraday closing bid information per share of our common stock.

	High Sale	Low Sale
Fiscal Quarters	Price	Price
First Quarter 2016	$0.0415	$0.0071
Second Quarter 2016	$0.0125	$0.0001
Third Quarter 2016	$0.0020	$0.0001
Fourth Quarter 2016	$0.0025	$0.0002
First Quarter 2017	$0.0004	$0.0002
Second Quarter 2017	$0.0003	$0.0001
Third Quarter 2017	$0.0004	$0.0001
Fourth Quarter 2017	$0.0003	$0.0001
First Quarter 2018	$0.0003	$0.0001
Second Quarter 2018	$0.0003	$0.0001
Third Quarter 2018	$0.0003	$0.0001
Fourth Quarter 2018	$0.0003	$0.0001
First Quarter 2019 (through January 4, 2018)	$0.0002	$0.0001

The above prices reflect representative inter-dealer quotations, without retail markup, markdown or other fees or commissions, and may not represent actual transactions.

As of January 7, 2019, there were approximately 1,407 holders of record of our common stock.

Dividends

We have never declared or paid any cash dividends on its common stock. We intend to retain future earnings, if any, to finance the expansion of our business. As a result, we do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

All sales of unregistered securities during the period covered by this Report have been reported on a Current Report on Form 8-K or Quarterly Report on Form 10-Q.

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

Overview

Notis Global entered into joint ventures and operating and management agreements with its partners and acted as a distributor of hemp products processed by our contract partners. As of December 31, 2016, the Company has exited all these arrangements. Presently we own and manage real estate used for cultivation of hemp.

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

During December of 2016 the Company’s Board of Directors and management completed a strategic shift and completely exited the vapor and medical cannabis dispensing line. (See Note 12 to our consolidated financial statements.)

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

Since May 12, 2016, we believe Whole Hemp has been in default, principally because they abandoned their obligation to perform farming activities under the First Amended and Restated Farming Agreement. On May 12, 2016, EWSD notified Whole Hemp of its defaults under the First Amended and Restated Farming Agreement and EWSD’s election to terminate the First Amended and Restated Farming Agreement.

By its terms, the First Amended and Restated Farming Agreement may be terminated at any time by either party, if the other party was in material breach of any obligation under the First Amended and Restated Farming Agreement, which breach continued uncured for 30 days following written notice thereof.

In addition, in December 2015, we entered into a Grower’s Distributor Agreement with Whole Hemp, pursuant to which we would provide marketing, sales, and related services on behalf of Whole Hemp in connection with the sale of its Cannabidiol oil product, and pursuant to which the Company would receive a percentage of gross revenues. The Grower’s Distributor Agreement was effective until September 30, 2025. The Grower’s Distributor Agreement was amended and restated in March 2016.

Because we believe Whole Hemp has been in default, principally because they abandoned their obligation to perform farming activities under the First Amended and Restated Farming Agreement since May 12, 2016, EWSD notified Whole Hemp on May 12, 2016 of its election to terminate the Restated Grower’s Distributor Agreement.

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

On August 12, 2016, the court ordered that all of Whole Hemp’s plants in Notis’ possession be destroyed, which occurred by August 24, 2016, at which time the temporary restraining order was dissolved and the parties will soon file a motion to dismiss the district court action. On June 29, 2017, the parties jointly stipulated to the dismissal of all claims and counterclaims with prejudice.

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

In light of the court order to destroy all Whole Hemp plants, the Company has immediately expensed all Capitalized agricultural costs of $73,345 related to Whole Hemp plants.

As noted above, our long-term strategy is to maintain tight control of our supply chain. The continuing default by Whole Hemp was conductive to our efforts to eliminate outside vendors in the supply chain and control production from “Seed to Sale.” Our decision to terminate the Whole Hemp Agreements comports with our long-term strategy to maintain tight control of our supply chain.

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

In the State of Washington, we held two licenses to operate dispensaries. These two dispensaries were to be operated by an independent operating partner, with whom we had entered into operating contracts as of August 31, 2015. We also held the underlying real estate for one of the two dispensaries, for which we received monthly rental income of $2,500. On August 2, 2016, we were notified that we are in default on the Note payable related to the underlying property and are incurring interest at the default rate of 18%. On September 27, 2016 the Company entered into a default settlement with the note holder where by the note was settled by conveying the property to the note holder recognizing the loss on default settlement of approximately 168,000.

During January and February 2016, we were selling a line of portable vaporizers and accessories under the brand name Vaporfection. In January 2016, we decided to exit the portable vaporizer business in 2016 so that the Company can more aggressively pursue additional business opportunities in its core business. On March 25, 2016 we sold our assets in Vaporfection for $70,000, which was payable $35,000 upon the sale and $35,000 was loaned to the buyer under a 6% note payable due September 30, 2016. As of September 30, 2016, the Company collected approximately $19,000 and determined that the remainder was not collectable and recognized a reserve of approximately $51,000.

Comparison of the year ended December 31, 2016 and 2015

The Company reported a consolidated net loss of approximately $17.7 million for the year ended December 31, 2016 and consolidated net loss of approximately $50.4 million for the year ended December 31, 2015. The fluctuation of approximately $33 million was due to an increase in the change in fair value of the derivative liabilities of approximately $24 million, increase in amortization of debt discount of approximately $8.3 million. These expenses primarily include decreases in general and administrative expenses of approximately $6 million.

Revenue

During the first quarter of 2016, the Company launched its CBD oil sales program under the Grower’s Distribution agreement. As noted under the Overview above, this agreement was terminated in May 2016. The Company is currently planning to extract CBD oil from their own hemp plants cultivated on the Farm, as well as process CBD oil from other farmers.

The increase of approximately $258,000 in total revenue was due to a change in the company’s business plan. During 2015 revenue was mostly based on consulting compared to the 2016 revenue from CBD Oil sales. The Company will no longer recognize any revenue related to the Oregon and Washington operations, as they have exited both locations, as described previously.

Costs of revenue

Costs of revenues increased by approximately $456,000 for the year ended December 31, 2016, as compared to the same period of 2015. Our CBD oil sale program launched in the first quarter of 2016, the Company incurred cost of revenue related to procurement of CBD oils in the amount of approximately $220,000 during the year ended December 31, 2016. There were no corresponding costs for the same period of 2015.

The incurred cost of Crops Cultivation for December 31, 2016 in the amount of approximately $230,000 as compared to $0 for December 31, 2015 impacted the increase in cost of revenue.

In light of the court order to destroy all Whole Hemp plants, the Company has immediately expensed all Capitalized agricultural costs of $73,345 as of December 31, 2016, as all costs as of that date related to Whole Hemp plants.

Operating Expenses

Operating expenses consist of all other costs incurred during the period, other than cost of revenue. The Company incurred approximately $10 million in operating expenses for the year ended December 31, 2016, compared to approximately $16 million for the year ended December 31, 2015. The decrease of approximately $6 million was primarily due to the decrease in general and administrative expenses of $6 million.

General and administrative

General and administrative expenses consist primarily of salary costs, including stock - based compensation, professional costs, including the costs associated with being a public company and consultants, rent and other costs. For the year ended December 31, 2016, the company expended $9,944,022 as compared to $15,867,799 for the year ended December 31, 2015. The decrease of $5,923,777, resulted primarily from a decrease in miscellaneous general administrative expenses.

Other Expense

Other expense decreased by approximately $22.7 million, primarily from the decrease in gain on change in fair value of warrant liability, gain on sale of interest in subsidiary, gain on debt forgiveness and gain on extinguishment of debt.

Net Loss

The net loss for December 31, 2016 was approximately $17.7 million compared to $50.4 million for December 31, 2015. The decrease of approximately $32.7 million was primarily due to the increase in total other income (expense) and increase in net income from discontinued operations.

Liquidity and Capital Resources

As of December 31, 2016, the Company had cash on hand of approximately $24,000 compared to approximately $53,000 at December 31, 2015.

Cash Flow

During the year ended December 31, 2016, cash was primarily used to fund operations of the Company, as well as operations and development of the Farm.

	For the year ended December 31,
Cash flow	2016	2015
Net cash used in operating activities	$(3,552,099)	$(4,617,019)
Net cash used in investing activities	(638,048)	(1,188,173)
Net cash provided by financing activities	4,179,138	10,789,122
Cash Flows from discontinued operations	(17,858)	(5,032,278)

Net decrease in cash	$(28,867)	$(48,348)

Cash Flows - Operating Activities

During the year ended December 31, 2016, cash flows used in operating activities were approximately $3.6 million, consisting primarily of an increase in change in fair value of derivative liability, gain on extinguishment of debt, a decrease in financing costs.

Cash Flows - Investing Activities

During the year ended December 31, 2016, cash flows used in investing activities was approximately $640,000, consisting primarily of the $617,207 in costs related to construction in progress for the build out of greenhouses on the Farm.

Cash Flows - Financing Activities

During the year ended December 31, 2016, cash flows provided by financing activities were approximately $4.2 million, consisting primarily of approximately $3,166,500 of net proceeds from the issuance of convertible notes payable.

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

The Company’s financial statements were prepared on a going concern basis. The going concern basis assumes that the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of business. During the year ended December 31, 2016, the Company had a net loss of approximately $17.7 million, negative cash flow from operations of $3.6 million and negative working capital of $37 million. The Company will need to raise capital in order to fund its operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement a business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

With an eye focused on the future - and ultimately anticipated FDA approval of hemp and CBD oil production and sales in the United States - we are honing our focus to controlling our supply chain initially through our production on the Farm in Pueblo, Colorado. From “Seed to Sale” - Notis Global will influence its own destiny by controlling our ecosystem. We intend to oversee and execute everything from growing and cultivating the highest quality plants to managing extraction and production of our products. We believe this tight control of our supply chain will eventually be mandated by the Federal Government as a condition of legalizing hemp and CBD Oil production, manufacturing and distribution in the United States. We have elected to take action now - and intend to lead our industry by doing so. Our decision to terminate the Whole Hemp Agreement comports with our long-term strategy to maintain tight control of our supply chain.

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

Off Balance Sheet Transactions

We do not have any off-balance sheet credit exposure related to our customers

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Notis Global, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Notis Global, Inc. (“the Company”) as of December 31, 2016, and the related consolidated statement of operations, stockholders’ deficit, and cash flows for the year ended December 31, 2016 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2016, and the results of its operations and its cash flows for the year ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph Regarding Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal security laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Sadler, Gibb & Associates, LLC

We have served as the Company’s auditor since 2017.

Salt Lake City, UT

January 7, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the Board of Directors and Shareholders of

Notis Global, Inc.

We have audited the accompanying consolidated balance sheet of Notis Global, Inc. and Subsidiaries (the “Company”) as of December 31, 2015, and the related consolidated statements of comprehensive loss, stockholders’ equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Notis Global, Inc. and Subsidiaries, as of December 31, 2015, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has a significant working capital deficit and an accumulated deficit as of December 31, 2015, and has incurred a significant net loss and negative cash flows from operations for the year ended December 31, 2015. The foregoing matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 2. These consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

/s/ Marcum LLP

Marcum llp

Chicago, IL

April 13, 2016, except for Note 12 as to which the date is January 7, 2019

NOTIS GLOBAL, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2016	December 31, 2015
Assets
Current assets
Cash	$23,967	$52,834
Notes receivable, net of allowances	-	60,000
Inventory, net	-	68,889
Capitalized agricultural costs	160,131	-
Prepaid expenses and other current assets	92,976	155,428
Current assets – Discontinued operations	2,522	189,508
Total current assets	279,596	526,659

Property and equipment, net	6,712,369	5,640,398
Deferred Costs	-	76,000
Deposits and other assets, net of reserve	-	7,487
Non current assets – Discontinued operations	-	741,097
Total assets	$6,991,965	$6,991,641

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$6,009,827	$2,671,444
Other accrued expenses	2,187,393	1,475,234
Accounts payable and other accrued expenses – related parties	727,893	362,648
Current liabilities – Discontinued operations	1,020,127	2,385,524
Notes payable, net of debt discount	3,367,478	41,230
Related party notes payable, net of discount	289,866	-
Convertible notes payable, net of discount	8,645,442	6,667,523
Convertible notes payable, directors	105,000	-
Derivative Liability	15,635,947	19,246,594
Warrant Liability	14,430	940,000
Total current liabilities	38,003,403	33,790,197

Notes Payable, less current portion	4,093,272	4,288,631
Total liabilities	42,096,675	38,078,828
Commitments and contingencies (Note 14)
Stockholders’ Deficit
Preferred stock, $0.001 par value: 10,000,000 authorized; 0 issued and outstanding as of December 31, 2016 and 2015, respectively	-	-
Common stock, $0.001 par value: 10,000,000,000 authorized, 9,942,223,868 issued and 9,942,163,868 outstanding as of December 31, 2016 and 240,971,727 issued and 240,911,727 outstanding as of December 31, 2015, respectively	9,942,224	240,972
Additional paid-in capital	46,606,283	42,600,089
Treasury stock	(1,209,600)	(1,209,600)
Accumulated deficit	(90,443,617)	(72,524,893)
Accumulated other comprehensive loss	-	(193,755)
Total stockholders’ deficit	(35,104,710)	(31,087,187)
Total liabilities and stockholders’ deficit	$6,991,965	$6,991,641

See notes to consolidated financial statements.

NOTIS GLOBAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended
	December 31,
	2016	2015
Revenue	$253,835	$4,000
Service revenue	8,000	-

Operating expenses
Cost of revenues	463,315	7,354
General and administrative	9,944,022	15,867,799
Total operating expenses	10,407,337	15,875,153
Loss from operations	(10,145,502)	(15,871,153)

Other income (expense)
Interest expense, net	(6,066,598)	(21,320,736)
Change in fair value of derivative liabilities	(33,271,611)	(9,088,003)
Change in fair value of warrant liability	998,764	-
Gain on sale of interest in subsidiary	630,571	-
Loss on sale of rights and assets	(32,300)	-
Gain on debt forgiveness	486,857	-
Gain on extinguishment of debt	29,646,079	-
Other expenses	(65,468)	(16,050)
Total other income (expense)	(7,673,706)	(30,424,789)

Loss from continuing operations	(17,819,208)	(46,295,942)

Discontinued operations
Income (loss) from discontinued operations, net of taxes	87,638	(4,150,758)

Income (loss) before provision for taxes	(17,731,570)	(50,446,700)

Provision for taxes	-	-

Net loss	$(17,731,570)	$(50,446,700)

Loss per share attributable to common stockholders
Basic and diluted income (loss) per share – continuing operations	(0.01)	(0.66)
Basic and diluted income (loss) per share from discontinued operations	0.00	(0.06)
Basic and diluted income (loss) per share	$(0.01)	$(0.72)
Weighted average shares outstanding
Basic and diluted	4,364,487,739	69,746,872

Other comprehensive loss
Net loss	(17,731,570)	(50,446,700)
Realized loss on discontinued operations	(187,154)	-
Unrealized loss on discontinued operations	-	(85,367)
Comprehensive loss	$(17,918,724)	$(50,532,067)

See notes to consolidated financial statements.

NOTIS GLOBAL, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

							Additional		Accumulated Other	Total
	Preferred Stock		Common Stock		Treasury Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Deficit
Balances at December 31, 2014	3,000,000	$3,000	30,496,909	$30,497	(60,000)	$(1,209,600)	$15,315,110	$(22,078,193)	$(108,388)	$(8,047,574)
Sale of common stock	-	-	7,455,669	7,456	-	-	137,044	-	-	144,500
Stock-based compensation and bonuses	-	-	2,879,791	2,880	-	-	6,053,447	-	-	6,056,327
Exercise of warrants	-	-	206,480	206	-	-	278,745	-	-	278,951
Issuance of shares to settle accounts payable	-	-	3,015,671	3,016	-	-	413,712	-	-	416,728
Conversions of convertible notes payable	-	-	192,625,375	192,625	-	-	15,978,617	-	-	16,171,242
Issuance of warrants in connection with convertible notes payable	-	-	-	-	-	-	5,151,196	-	-	5,151,196
Reclassification of warrant liability out of equity	-	-	-	-	-	-	(940,000)	-	-	(940,000)
Exercise of warrants in connection with convertible notes payable	-	-	2,291,832	2,292	-	-	135,218	-	-	137,510
Warrants issued in connection with Farming agreement	-	-			-	-	76,000	-	-	76,000
Share cancelation	(2,000,000)	(2,000)	(3,000,000)	(3,000)	-	-	5,000	-	-	-
Conversion of preferred stock series A into common stock	(1,000,000)	(1,000)	5,000,000	5,000	-	-	(4,000)	-	-	-
Unrealized loss from marketable securities	-	-	-	-	-	-	-	-	(85,367)	(85,367)
Net loss	-	-	-	-	-	-	-	(50,446,700)	-	(50,446,700)
Balances at December 31, 2015	-	-	240,971,727	240,972	(60,000)	(1,209,600)	42,600,089	(72,524,893)	(193,755)	(31,087,187)
Sale of common stock	-	-	851,063	851	-	-	15,149	-	-	16,000
Stock-based compensation	-	-	28,778,831	28,779	-	-	780,645	-	-	809,424
Investor contribution	-	-	-	-	-	-	324,754	-	-	324,754
Issuance of shares to consultants	-	-	144,042,308	144,042	-	-	(47,252)	-	-	96,790
Shares cancelation	-	-	(1,633,652)	(1,634)	-	-	(485,223)	-	-	(486,857)
Conversions of convertible notes payable	-	-	9,529,213,591	9,529,214	-	-	3,418,121	-	-	12,947,335
Unrealized gain from marketable securities	-	-	-	-	-	-	-	-	193,755	193,755
Realized loss from marketable securities	-	-	-	-	-	-	-	(187,154)	-	(187,154)
Net income	-	-	-	-	-	-	-	(17,731,570)	-	(17,731,570)
Balances at December 31, 2016	-	$-	9,942,223,868	$9,942,224	(60,000)	$(1,209,600)	$46,606,283	$(90,443,617)	$-	$(35,104,710)

See notes to consolidated financial statements.

NOTIS GLOBAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years ended December 31,
	2016	2015
Cash flows from operating activities

Net income (loss)	(17,819,208)	(46,295,942)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	17,362	196,394
Provisions and allowances	120,841	-
Gain on debt forgiveness	(486,857)	-
Charges from escrow deposits	-	300,400
Inventory valuation reserve	(5,000)	549,663
Change in fair value of derivative liability	33,271,611	9,088,003
Change in fair value of warrant liability	(918,969)	-
Amortization of debt discount	4,162,769	11,691,883
Financing costs	581,817	9,201,050
Gain on extinguishment of debt	(29,646,079)	-
Stock based compensation	906,214	6,056,327
Impairment of Goodwill	-	1,260,037
Deferred tax liability	-	(160,000)
Impairment of Intangible Assets	-	655,103
Changes in operating assets and liabilities:
Accounts receivable	-	(21,225)
Inventory	68,889	(38,268)
Capitalized agricultural costs	(160,131)	-
Deposits in escrow	-	50,076
Prepaid insurance	46,875	(42,264)
Prepaid expenses and other current assets	15,577	5,580
Advances for machinery	(310,725)	-
Deferred costs	76,000	-
Accounts payable and other accrued expenses	4,024,890	2,644,754
Other accrued expenses	707,611	-
Accrued expenses directors	1,786,928	241,410
Customer deposits	7,486	-

Net cash used in operating activities	(3,552,099)	(4,617,019)

Changes related to discontinued operations	(17,858)	(5,032,278)

Cash flows from investing activities
Issuance of note receivable	(10,000)	(60,000)
Repayment of note receivable	19,159	-
Purchase of property and equipment	-	(59,000)
Purchase of real estate	-	(445,000)
Proceeds received for sale of rights and assets	(30,000)	-
Construction in progress	(617,207)	(624,173)
Net cash provided by (used in) by investing activities	(638,048)	(1,188,173)

Cash flows from financing activities
Proceeds from issuance of notes payable	1,453,599	-
Payments on notes payable	(509,461)	(215,906)
Payments on related party notes payable	-	(624,888)
Exercise of employee stock options	16,000	144,500
Proceeds from issuance of convertible notes payable, net of fees	3,166,500	11,335,416
Proceeds from issuance of convertible notes payable from directors, net	52,500	150,000
Net cash provided by financing activities	4,179,138	10,789,122

Net increase in cash and cash equivalents	(28,867)	(48,348)
Cash, beginning of year	52,834	101,182
Cash, end of year	$23,967	$52,834

Supplemental disclosures of cash flow information:

Cash paid for interest	$38,595	$1,151
Cash paid for income tax	$-	$-

Non- cash investing and financing activities:
Common stock issued upon debt conversion	$12,947,334	$16,171,242
Common stock issued to consultants	$-	$416,728
Account payable assigned to note payable – related party	$292,366	$-
Account payable assigned to convertible note payable – related party	$50,000	$-
Account payable assigned to convertible notes payable	$576,250	$-
Advances on machinery paid directly by lender	$161,401	$-
Exchange of notes payable and accrued interest to convertible notes	$753,122	$-
Exchange of convertible notes payable and accrued interest to convertible notes	$5,970,910	$-
OID – notes payable	$239,496	$-
OID – convertible notes payable	$157,487	$-
Convertible notes payable assigned to notes payable	$1,431,401	$-
Cancellation of notes payable for land	$208,605	$-
Debt discount additions for convertible debt	$3,615,351	$-
Exchange of notes payable to related party to convertible notes payable related party	$2,500	$-
Investor contribution	$324,754	$-
Unrealized gain on marketable securities	$6,601	$-
Purchase of land with notes payable	$-	$4,500,000
Issuance of warrants in connection with convertible debentures	$-	$5,151,196
Issuance of warrants in connection with Farming agreement	$-	$76,000

See notes to consolidated financial statements.

NOTIS GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BUSINESS ORGANIZATION, NATURE OF OPERATIONS

Business Description

Notis Global, Inc., (formerly Medbox, Inc.) which is incorporated in the state of Nevada (the “Company”), provides specialized services to the hemp and marijuana industry, distributes hemp product processed by contractual partners and through December 31, 2016, owned independently and through affiliates, real property and licenses that it leased and assigned or sublicensed to partner cultivators and operators in return for a percentage of revenues or profits from sales and operations (Note 5). Prior to 2016, through its consulting services, Company worked with clients who sought to enter the medical and cultivation marijuana markets in those states where approved. In 2015, the Company expanded into hemp cultivation with the acquisition of a 320 acre farm in Colorado by the Company’s wholly owned subsidiary, EWSD 1, LLC. The farm was operated by an independent farming partner until the relationship was terminated in May 2016 (Note 3). In addition, through its wholly owned subsidiary, Vaporfection International, Inc. (“VII”), the Company sold a line of vaporizer and accessory products online and through distribution partners. On March 28, 2016, the Company sold the assets of VII and exited the vaporizer and accessory business. As of December 31. 2016, the Company was headquartered in Los Angeles, California. As of the date of filing of this Annual Report, the Company was headquartered in Middletown, New Jersey.

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

Notis Global, Inc. operates the business directly and through the utilization of 7 primary operating subsidiaries, as follows:

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

During December of 2016 the Company’s Board of Directors and management completed a strategic shift and completely exited the vapor and medical cannabis dispensing line. (See Note 12)

On March 3, 2014, in order to obtain the license for one of the Company’s clients, the Company registered an affiliated nonprofit corporation Allied Patient Care, Inc., in the State of Oregon. Additionally, on April 21, 2014, the Company registered an affiliated nonprofit corporation Alternative Health Cooperative, Inc. in the State of California. As a result of our sale of the Sunset and Portland dispensaries and related rights and assets, the Company no longer owns the rights to these nonprofit corporations. (Note 5)

On April 15, 2016, at a special meeting of the stockholders of the Company, the stockholders of the Company holding a majority of the total shares of outstanding common stock of the Company voted to amend the Company’s Articles of Incorporation to increase the number of authorized shares of common stock of the Company from 400,000,000 to 10,000,000,000 (the “Certificate of Amendment”). The Certificate of Amendment was filed with the Nevada Secretary of State and was declared effective on April 18, 2016.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The consolidated financial statements were prepared on a going concern basis. The going concern basis assumes that the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of business. During the year ended December 31, 2016, the Company had a net loss from operations of approximately $17.7 million, negative cash flow from operations of $3.5 million and negative working capital of $38 million. During the year ended December 31, 2015, the Company had a net loss of approximately $50.4 million, negative cash flow from operations of $4.6 million and negative working capital of $33.3 million. The Company will need to raise capital in order to fund its operations. On September 22, 2016, the Company received notice of an Event of Default and Acceleration from one of its lenders regarding a Promissory Note issued on March 14, 2016. (See Item 1A. Risk Factors elsewhere in this document). As of the date of this filing, the Company is in technical default on all notes outstanding. The Company is unable to predict the outcome of these matters, however, legal action taken by the Company’s lenders could have a material adverse effect on the financial condition, results of operations and/or cash flows of the Company and their ability to raise funds in the future. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management’s plans include:

The Company expects that the acquisition of EWSD I, LLC (“EWSD”) (Note 3), who owns a 320-acre farm in Pueblo, Colorado, will generate recurring revenues for the Company through farming hemp, extracting and selling CBD oil, and collecting fees from production related to extracting CBD oil for other farmers, while controlling the full production cycle to ensure consistent quality. Lastly, management is actively seeking additional financing over the next few months to fund operations.

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

On May 24, 2016, the Company received a notice from the OTC Markets Group, Inc. (“OTC Markets”) that the Company’s bid price is below $0.01 and does not meet the Standards for Continued Eligibility for OTCQB as per the OTCQB Standards. If the bid price has not closed at or above $0.01 for ten consecutive trading days by November 20, 2016, the Company will be moved to the OTC Pink marketplace. Additionally, on September 9, 2016, the Company received notice from the OTC that OTC Markets would move the Company’s listing from the OTCQB market to OTC Pink Sheets market, if the Company had not filed a Quarterly Report on Form 10-Q for the period ended June 30, 2016 by September 30, 2016. On or about October 1, 2016, the Company moved to the OTC Pink Sheets market. These actions might also impact the Company’s ability to obtain funding.

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

Reclassification

The Company has reclassified certain prior fiscal year amounts in the accompanying consolidated financial statements to be consistent with the current fiscal year presentation. See note 12.

Discontinued Operations

US GAAP requires the results of operations of a component of an equity that either has been disposed of or is classified as held for sale to be reported as discontinued operations in the consolidated financial statements if the sale or disposition represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results.

Concentrations of Credit Risk

The Company maintains cash balances at several financial institutions that are insured by the Federal Deposit Insurance Corporation up to $250,000. The Company has not experienced any losses in such accounts and periodically evaluates the credit worthiness of the financial institutions and has determined the credit exposure to be negligible.

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

Embedded derivative - The Company’s convertible notes payable include embedded features that require bifurcation due to a reset provision and are accounted for as a separate embedded derivative (see Note 8).

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

For the year ended December 31, 2016, the Company estimated the fair value of the conversion feature derivatives embedded in the convertible debentures based on an internally calculated adjustment to the MCS valuation determined at December 31, 2016. This adjustment took into consideration the changes in the assumptions, such as market value and expected volatility of the Company’s common stock, and the discount rate used in the December 31, 2015 valuation as compared to December 31, 2016. The Company believes this methodology results in a reasonable fair value of the embedded derivatives for the interim period.

For the year ended December 31, 2015, the Company estimated the fair value of the conversion feature derivatives embedded in the convertible debentures based on weighted probabilities of assumptions used in the Black Scholes pricing model. The key valuation assumptions used consists, in part, of the price of the Company’s common stock, a risk free interest rate based on the average yield of a Treasury note and expected volatility of the Company’s common stock all as of the measurement dates, and the various estimated reset exercise prices weighted by probability.

Warrants

The Company reexamined the determination made as of December 31, 2015 that they did not have sufficient authorized shares available for all of their outstanding warrants to be classified in equity at December 31, 2016, and concluded there still were insufficient authorized shares (Note 8). Therefore, the Company recognized a Warrant liability as of December 31, 2016. The Company estimated the fair value of the warrant liability based on a Black Scholes valuation model. The key assumptions used consist of the price of the Company’s stock, a risk free interest rate based on the average yield of a two or three year Treasury note (based on remaining term of the related warrants), and expected volatility of the Company’s common stock over the remaining life of the warrants.

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

The assets or liabilities’ fair value measurement within the fair value hierarchy is based upon the lowest level of any input that is significant to the fair value measurement. The following table provides a summary of the relevant assets and liabilities that are measured at fair value on a recurring basis:

December 31, 2016	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Quoted Prices for Similar Assets or Liabilities in Active Markets (Level 2)	Significant Unobservable Inputs (Level 3)
Warrant liability	14,430			14,430
Derivative liability	15,635,947	—	—	15,635,947

Total liabilities	$15,650,377	$—	$—	$15,650,377

	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Quoted Prices for Similar Assets or Liabilities in Active Markets (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2015
Marketable securities	$9,410	$5,629	$—	$3,781
Total assets	$9,410	$5,629	$—	$3,781

Warrant liability	940,000			940,000
Derivative liability	19,246,594	—	—	19,246,594

Total liabilities	$20,186,594	$—	$—	$20,186,594

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis:

For the year ended December 31, 2015
Total
January 1, 2015	$3,691,853
Initial recognition of conversion feature	14,391,066
Reclassified to/from equity, including conversion	(6,984,328)
Change in fair value of conversion feature	9,088,003
December 31, 2015	20,186,594

For the year ended December 31, 2016
Total
January 1, 2016	20,186,594
Initial recognition of conversion feature	581,817
Change in fair value of conversion feature	33,271,611
Gain on extinguishment of debt	(37,464,075)
Change in fair value of warrant liability	(918,969)
Unrealized loss on marketable securities	(6,601)

Ending Balance, December 31, 2016	$15,650,377

Revenue Recognition

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

Inventory

Inventory is stated at the lower of cost or market value. Cost is determined on a cost basis that approximates the first-in, first-out (FIFO) method. During the year ended December 31, 2016 the Company recorded an impairment of $32,300 that was recorded to cost of revenues.

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

Basic and Diluted Net Income/Loss Per Share

Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, which is the case for the years ended December 31, 2016 and 2015 presented in these consolidated financial statements, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive.

The Company had the following common stock equivalents at December 31, 2016 and 2015:

	December 31, 2016	December 31, 2015
Warrants	69,757,748	40,870,000
Convertible notes - related party	10,500,000	-
Convertible notes	114,808,810,010	6,820,000
Totals	114,889,067,758	47,690,000

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

Management’s Evaluation of Subsequent Events

The Company evaluates events that have occurred after the balance sheet date of December 31, 2016, through the date which the consolidated financial statements were issued. Based upon the review, other than described in Note 15 - Subsequent Events, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

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

The purchase price to acquire EWSD consisted of (i) $500,000 paid by the Company as a deposit into the escrow for the Acquired Property, and (ii) the Company’s future payments to Seller of a royalty of 3% of the adjusted gross revenue, if any, from operation of the Acquired Property (including sale of any portion of or interest in the Acquired Property less any applicable expenses) for the three-year period beginning on January 1, 2016. Such royalty payments shall be payable 50% in cash and 50% in the Company’s common stock (the “Royalty Payment”). The Company determined that the royalty payments could not be estimated at the time of acquisition, and, therefore, the contingent payments have not been recognized as part of the acquisition price. The contingent consideration will be re-measured to fair value each subsequent period until the contingency is resolved, in this case, for the three year period beginning on January 1, 2016, with any changes in fair value recognized in earnings. Per the terms of the agreement, the closing is deemed to have occurred when the Special Warranty Deed is recorded (which occurred on August 7, 2015) and all terms of the purchase agreement for the Farm have been complied with, including the Farm closing, which also took place on August 7, 2015. Therefore, the acquisition date has been determined to be August 7, 2015. There were no assets or liabilities of EWSD on the acquisition date.

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

Pursuant to the Farming Agreement, the Company also granted Folium Biosciences a warrant to purchase 4,000,000 shares of the Company’s common stock at an exercise price of $0.50 per share, exercisable at any time within 5 years. The warrants were valued at $76,000, using a Black Scholes Merton Model, with key valuation assumptions used that consist of the price of the Company’s stock at settlement date, a risk free interest rate based on the average yield of a 5 year Treasury note and expected volatility of the Company’s common stock all as of the measurement date. The fair value of the warrants is included in deferred costs and will be recognized over the life of the Farming Agreement. Due to the termination of the Farming and Growers Distribution Agreements, as discussed below, as of September 30, 2016, this amount has been fully amortized.

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

NOTE 4 - INVENTORY

Inventory at December 31, 2016 and 2015 consisted of the following:

	December 31, 2016	December 31, 2015
Vaporizers and accessories	$—	$81,934
CBD Oil	—	35,889
Light Bulbs for cultivation centers	—	33,000

Less Discontinued Operations		(81,934)

Total inventory, net	$—	$68,899

The Company recorded a markdown of $32,300 and $52,224 as of December 31, 2016 and 2015, respectively.

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2016 and 2015 consists of:

Property and Equipment	December 31, 2016	December 31, 2015

Advances	472,126	—
Office equipment	-	4,250
Land	4,945,000	4,945,000
Construction in progress	1,241,380	624,173
Buildings and structures	59,250	55,000
Machinery	21,600	21,600

	6,739,356	5,650,023

Less accumulated depreciation	(26,988)	(9,625)

Property and equipment, net	$6,712,368	$5,640,398

Product tooling costs are related to the tooling of a new product by VII and were written off in the fourth quarter of 2015.

Depreciation expense for the years ended December 31, 2016 and 2015, was $17,363 and $142,345, respectively.

NOTE 6 - DISPENSARIES

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

On June 30, 2016, the Company entered into an Assignment Agreement whereby they sold and assigned all of their rights in the Operating Agreement, including but not limited to the assets and liabilities the Company held in relation to the Portland Dispensary, including the license to operate a dispensary in Portland, Oregon. The assets consisted mainly of tenant improvements and other capitalized costs incurred in connection with the Portland dispensary, categorized as Deferred Costs on the Company’s consolidated Balance Sheet, at a carrying value of approximately $270,000. The gross consideration paid for the assets and liabilities as stated in the agreement was $150,000, with approximately $58,000 of this amount paid to the State of Oregon for outstanding sales taxes, resulting in net proceeds of approximately $92,000, providing for a net loss of $178,000 on sale of assets.

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

On April 6, 2016, the Company sold its remaining 30% interest in San Diego Sunrise, as well as all of its interest in Sunrise Property Investments, LLC, the entity that owns underlying real estate related to the San Diego dispensary, for net proceeds of $331,000. There had been no activity, in these investees, aside from the sale of the Company’s ownership interests, while held by the Company.

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

NOTE 7 - VAPORFECTION INTERNATIONAL, INC.

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

The Board made a decision the last week of January 2016, to sell the assets of Vaporfection and exit the vaporizer business and sell the remaining inventory and related assets during the first half of 2016. The Company analyzed if Vaporfection should be presented as a Discontinued Operation under the guidance of ASC 205, Presentation of Financial Statements, 20, Discontinued Operations, (“ASC 205-20”), and determined the decision to exit the Vaporfection business was a strategic shift in the Company’s business.

On March 28, 2016, the Company sold the assets of the subsidiary for $70,000, which was payable $35,000 at the closing and with a 6% Note Payable, due September 30, 2016. The Company recognized approximately $6,000 as a gain on sale of the assets of their subsidiary for the year ended December 31, 2016.

NOTE 8 - CONVERTIBLE NOTES PAYABLE AND DERIVATIVE LIABILITY

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

Also on September 19, 2014, as amended on October 20, 2014, the Company entered into a securities purchase agreement with another investor (“Investor #2) pursuant to which it agreed to issue convertible debentures (“September 2014 Debentures”) in the aggregate principal amount of $2,500,000, in two tranches. The September 2014 Debentures bore interest at the rate of 5% per year. The debt was due September 19, 2015. All amounts due under the September 2014 Debentures have been fully converted.

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

For the year ended December 31, 2016, the Company estimated the fair value of the conversion feature derivatives embedded in the convertible debentures based on an internally calculated adjustment to the MCS valuation determined at December 31, 2015. This adjustment took into consideration the changes in the assumptions, such as market value and expected volatility of the Company’s common stock, and the discount rate used in the December 31, 2015 valuation as compared to December 31, 2016. The valuation also took into consideration the term in the debentures which limits the amounts converted to not result in the investor owning more than 4.99% of the outstanding common stock of the Company, after giving effect to the converted shares. The Company believes this methodology results in a reasonable fair value of the embedded derivatives for the interim period.

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

On October 14, 2015, Investor #1 assigned the right to purchase August 2015 Debentures in the principal amount of $100,000 to the July 2015 Investor and the July 2015 Investor purchased such August 2015 Debentures on the same day. The outstanding balance of these Debentures were included in the consolidation agreements during 2016, discussed below.

October 2015 Debentures

On October 14, 2015, the Company issued seven debentures in the aggregate of $2,000,000 to a service provider (the “October 2015 Investor”) as consideration for services previously rendered to the Company on the same terms as the August 14 Debentures and August 14 Purchase Agreement (the “October 2015 Debentures” and “October 2015 Purchase Agreement”, respectively) except that the October 2015 Purchase Agreement does not provide for registration rights to the October 2015 Investor with regard to the shares underlying the October 2015 Debentures. The service provider has agreed with the Company not to convert the October 2015 Debentures for any amount in excess of fees payable for services previously rendered to the Company at the time of conversion. To the extent that the sale of shares underlying the October 2015 Debentures do not satisfy outstanding amounts payable to the service provider, such amounts will remain payable to the service provider by the Company. In the year ending December 31, 2016, funding closed on $525,000 of the October 2015 debentures. The outstanding balance of these Debentures were included in the consolidation agreements during 2016, discussed below.

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

The Investor #1 also agreed to amend the terms of each of its debentures (other than the debentures that were assigned) such that the debentures are convertible at a 40% discount to the lowest trading price of the Company’s common stock during the 30 consecutive prior trading days rather than at a 49% discount to the lowest ‘volume weighted-average price’ during the 30 consecutive prior trading days. This was not considered to be a modification of the terms of the conversion feature, requiring evaluation of the debenture to determine if it was modified or extinguished, as the conversion feature is separately accounted for as a derivative, and is outside of the scope of the guidance on debt modifications. The change in the conversion price will be reflected in its fair value under derivative accounting. The outstanding balance of these Debentures were included in the consolidation agreements during 2016, discussed below.

As consideration for entering into the Agreement, the August 14 Investor was issued a promissory note from the Company in the principal amount of $700,000 (the “Promissory Note”). The Promissory Note has a term of ten months, accrues interest at a rate of 10% per annum, and outstanding principal and accrued interest under the Promissory Note may be pre-paid at any time by the Company without penalty. The Promissory Note is not convertible other than in an event of default, in which case it is convertible on the terms of the other debentures held by the August 14 Investor. This conversion feature was considered to be a contingent conversion feature, and therefore the conversion feature would not be bifurcated and accounted for as a derivative, as are the conversion features of all other debentures, until such time as and if the Company is in an event of default. The Promissory Note is being accounted for as a finance expense of the December 28, 2015 transaction, similar to a debt discount, and will be amortized to financing expense over the ten month life of the note (Note 8). The outstanding balance of these Debentures were included in the consolidation agreements during 2016, discussed below.

The August 20 Investor also acquired from the August 14 Investor an additional $650,000 of the convertible debentures held by the August 14 Investor (1) upon the declaration of effectiveness of a post-effective amendment (the “POSAM”) to the Company’s Registration Statement on Form S-1 originally filed by the Company on October 16, 2015 and declared effective by the Securities and Exchange Commission on December 15, 2015 (the “Registration Statement”) reflecting the terms of the Agreement, or (2) at the option of the August 20 Investor (the “Option”), at an earlier time. The POSAM was declared effective on February 3, 2016. The outstanding balance of these Debentures were included in the consolidation agreements during 2016, discussed below.

Conversions

During the year ended December 31, 2015, respectively, approximately $8,020,000 (plus $150,000 related to directors’ debentures) of principal and approximately $107,000 of accrued interest were converted into approximately 192,625,000 of the Company’s common stock.

Investor #1

During the year ended December 31, 2016 the company issued 30 convertible notes to third party lenders totaling $9,700,170. The company received cash of $2,695,000 and original issue discounts of $119,737 The leader also paid $161,401 on advancements on fixed assets and consolidated principal and interest of $6,818,744. These notes accrue interest at a rate of 10% per annum and mature with interest and principal both due between July 13, 2016 through September 9, 2017. The notes convert at a fixed rate of $0.75 or a 49% to 40% discount with a lookback of 30 trading days.

Due to the fact that these convertible notes have an option to convert at a variable amount, they are subject to derivative liability treatment. The Company has applied ASC 815, due to the potential for settlement in a variable quantity of shares. The conversion feature of the Investor #1 notes during the year ended December 31, 2016, gave rise to a derivative liability of $12,259,532. $1,952,380 which was recorded as a debt discount. The debt discount is charged to accretion of debt discount and issuance cost ratably over the term of the convertible note. $10,307,152 was recorded due to the consolidation of the principal and interest and was expense to loss on extinguishment.

During the year ended December 31, 2016 Investor #1 converted $802,926 of principal into 4,374,651,437 shares of the company’s common stock.

During the year ended December 31, 2016 Investor #1 converted $5,188,643 of principal and $686,827 of interest into the consolidation loan talked about in Investor #1 and Investor #3 elsewhere in this document. The company has recorded $36,071,697 a gain on extinguishment.

Investor #2

During the year ended December 31, 2016 the company issued 2 convertible notes to third party lenders totaling $278,000. The company received cash of $235,000 and the lender paid $43,000 on behalf of the company for vendor liabilities. These notes accrue interest at a rate of 5% per annum and mature with interest and principal both due between July 13, 2016 through April 30, 2017. The notes convert at a fixed rate of $0.75 or a 49% discount with a lookback of 20 trading days.

Due to the fact that these convertible notes have an option to convert at a variable amount, they are subject to derivative liability treatment. The Company has applied ASC 815, due to the potential for settlement in a variable quantity of shares. The conversion feature of the Investor #2 notes during the year ended December 31, 2016, gave rise to a derivative liability of $282,312. $265,917 which was recorded as a debt discount. The debt discount is charged to accretion of debt discount and issuance cost ratably over the term of the convertible note. $16,395 was above the face value of the note and was recorded as interest expense.

During the year ended December 31, 2016 Investor #2 converted $1,450,661 of principal and $38,002 of interest into 4,949,130,904 shares of the company’s common stock.

At December 31, 2016, the Company was in default on all the convertible debentures with Investor #2.

Investor #3

During the year ended December 31, 2016 the company issued 2 convertible notes to third party lenders totaling $282,500. The company received cash of $236,500, original issue discounts of $34,750 and the lender paid $11,250 on behalf of the company for vendor liabilities. These notes accrue interest at a rate of 10% per annum and mature with interest and principal both due between September 14, 2016 through August 20, 2017. These notes are convertible upon default at a rate of $0.75 or a 49% discount with a lookback of 30 trading days.

Due to the fact that these notes have an option to convert at a variable amount upon default, they are subject to derivative liability treatment. The Company has applied ASC 815, due to the potential for settlement in a variable quantity of shares. The conversion feature of the Investor #3 notes during the year ended December 31, 2016, gave rise to a derivative liability of $672,335. $332,592 which was recorded as a debt discount. The debt discount is charged to accretion of debt discount and issuance cost ratably over the term of the convertible note. $339,743 was above the face value of the note and was recorded as interest expense.

During the year ended December 31, 2016 Investor #3 converted $51,358 of principal into 205,431,250 shares of the company’s common stock.

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

NOTE 9 - NOTES PAYABLE

Notes payable consists of:

	December 31, 2016	December 31, 2015
Southwest Farms (Note 3)	$3,590,241	$3,645,163
East West Secured Development (Note 3)	503,031	675,093
Washington Property (Note 6)	—	208,605
Investor #2 (Note 8)	275,000	—
Investor #4	3,691,200	—
	8,059,472	4,528,861
Less discounts	(598,721)	—
Plus premium	—	16,667

	7,460,751	4,545,528
Less current maturities	3,367,479	256,897

	$4,093,272	$4,288,631

Maturities on Notes Payable are as follows:

Years ending:
December 31, 2017	3,367,479
December 31, 2018	4,093,272
$7,460,751

Investor #4

During the year ended December 31, 2016 the company issued 18 convertible notes to third party lenders totaling $3,691,199. The company received cash of $1,095,741, original issue discounts of $996,199 and the lender paid $145,000 on behalf of the company for vendor liabilities. These notes accrue interest at a rate between 5% to 10% per annum and mature with interest and principal both due between December 12, 2016 through November 18, 2017. These notes are convertible upon default at a rate of $0.75 or a 40% discount with a lookback of 20 trading days.

Due to the fact that these notes have an option to convert at a variable amount upon default, they are subject to derivative liability treatment. The Company has applied ASC 815, due to the potential for settlement in a variable quantity of shares. The conversion feature of the Investor #4 notes during the year ended December 31, 2016, gave rise to a derivative liability of $1,039,109. $710,993 which was recorded as a debt discount. The debt discount is charged to accretion of debt discount and issuance cost ratably over the term of the convertible note. $328,116 was above the face value of the note and was recorded as interest expense.

The investor has waved all default provisions as of December 31, 2016.

Investor #5

On April 6, 2016, the Company entered into a Promissory note for $87,500, which was issued with a $2,500 premium, and bears interest at 0.0%. The proceeds were to be used by the Farm, to pay for water usage. Additionally, the Company issued 600,000 of the Company’s restricted common stock to the holder. The shares were valued at the market value of the common shares of the Company on the date of the issuance of the note. The payment terms called for $40,000 to be paid on or before April 21, 2016, $20,000 to be paid on or before May 6, 2016, and the final $27,500 to also be paid on or before May 6, 2016. The Note also allowed for the extension of the maturity date by 30 days, at the Company’s request, in exchange for an additional $2,500 payment. The note and the $2,500 extension payment were paid during July 2016.

Notes payable, related parties, consists of:

	December 31, 2016	December 31, 2015
Directors’ Notes	$289,866	$—

Less discounts	—	—

	$289,866	$—

On March 14, 2016, the Company issued Promissory Notes (the “Directors Notes”), in the amount of $41,667, to a director in exchange for various amounts outstanding for fees and reimbursements incurred during the year ended December 31, 2015. The Note is due on demand and bear interest at 8% until the note is paid in full.

On June 14, 2016, the Company issued Promissory Notes (the “Directors Notes”), in the amount of $250,700, to all the directors in exchange for various amounts outstanding for fees and reimbursements incurred during December 2015 and April 2016. The Notes have a term of six months and bear interest at 8% until the note is paid in full. The Directors Notes were each issued with a warrant for fifty percent of the face amount of the note, with an exercise price of $0.01 and exercisable for three years. The Company estimated the fair value of the warrants based on a Black Scholes valuation model. The warrants were determined to have a fair value of $12,000, calculated with the Black Sholes Merton model, with the following key valuation assumptions: estimated term of three years, annual risk-free rate of .93%, and annualized expected volatility of 172%. The $12,000 fair value was recognized as a debt discount and is being amortized over the six month term of the Directors Notes.

NOTE 10 - Stockholders’ Deficit

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

As of December 31, 2016 and 2015, there were no shares of Series A Preferred Stock outstanding.

Common Stock

During the year ended December 31, 2016 the Company received $16,000 for the sale of 851,063 shares of the Company’s common stock.

During the year ended December 31, 2016 the Company issued 144,042,308 shares of the Company’s common stock to consultants for services rendered. These shares had a fair value of 96,790

During the year ended December 31, 2016, $324,754 was contributed by a related party.

During the year ended the company issued 28,778,831 shares of the Company’s common stock to employees for services rendered. These shares had a fair value of $809,424.

During the year ended December 31, 2016 an investor cancelled 1,633,652 as part of the Derivative Settlements discussion below.

For common shares which were issued upon conversion of the convertible debentures during the years ended December 31, 2016 and 2015, see Note 8.

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

Share based awards, restricted stock and restricted stock units (“RSU’s”)

The Board resolved that, beginning with the fourth calendar quarter of 2015, the Company shall pay each member of the Company’s Board of Directors, who is not also an employee of the Company, for each calendar quarter during which such member continues to serve on the Board compensation in the amount of $15,000 in cash and 325,000 shares of the Company’s common stock. The 975,000 shares issued to all the directors for the three months ended March 31, 2016 were valued at the market price of the Company’s common stock on March 31, 2016, for total compensation expense of $9,750. On March 31, 2016, the Board awarded the Chairman a cash bonus of approximately $89,000 and, 2,230,000 shares of the Company’s common stock for his service in the three months ended March 31, 2016.

The Board authorized grants of approximately 2,761,000 shares of the Company’s common stock during the second quarter of 2016, which were valued at the market price of the Company’s common stock on date of grant, for total compensation expense of approximately $13,000. On June 8, 2016, the Board also awarded the Chairman a cash bonus of approximately $89,200 and 6,027,000 shares of the Company’s common stock, valued at approximately $8,000.

The Board also voted on June 8, 2016, to increase the shares available for grant under the 2014 Equity Incentive Plan to 125,000,000. The Company intends to file a Form S-8 regarding the increased shares available for grant now that the increase in authorized shares has been approved.

A summary of the activity related to RSUs for the years ended December 31, 2016 and 2015 is presented below:

Restricted stock units (RSU’s)	Total shares	Grant date fair value
RSU’s non-vested at January 1, 2016	152,823	$0.51 - $1.88
RSU’s granted	14,285,714	$0.007
RSU’s vested	(7,295,681)	$0.51- $1.88
RSU’s forfeited	—	$—

RSU’s non-vested December 31, 2016	7,142,856	$0.51 - $1.88

Restricted stock units (RSU’s)	Total shares	Grant date fair value
RSU’s non-vested at January 1, 2015	199,584	$10.70
RSU’s granted	698,521	$0.15 - $10.40
RSU’s vested	(670,282)	$0.15 - $10.40
RSU’s forfeited	(75,000)	$10.40 - 11.00

RSU’s non-vested December 31, 2015	152,823	$0.15 - $10.40

A summary of the expense related to restricted stock, RSUs and stock option awards for the year ended December 31, 2016 and 2015 is presented below:

Year ended December 31, 2016
Restricted Stock	$-
RSU’s	261,196
Stock options	—
Common stock	539,246

Total	$800,442

Year ended December 31, 2015
Restricted Stock	$2,625,942
RSU’s	2,858,343
Stock options	335,117
Common stock	236,925

Total	$6,056,327

Warrant Activities

The Company applied fair value accounting for all share-based payments awards. The fair value of each warrant granted is estimated on the date of grant using the Black-Scholes option-pricing model.

Date issued	Number of warrants	Exercise price	December 18, 2015 re-price	Fair Value at issuance

July 2014 Modified Debentures
January 30, 2015	40,552	4.93	.06	$159,601
February 26, 2015	45,537	2.20	.06	79,904
March 13, 2015	21,151	2.36	.06	39,965
March 16, 2015	10,575	2.36	.06	19,981
March 20, 2015	41,946	1.79	.06	59,942
March 27, 2015	75,758	1.98	.06	119,888
April 2, 2015	60,386	1.66	.06	74,025
April 2, 2015	30,193	1.66	.06	37,012
April 10, 2015	107,914	1.39	.06	112,460
April 17, 2015	41,667	1.20	.06	37,680
April 24, 2015	127,119	1.18	.06	112,635
April 24, 2015	21,186	1.18	.06	18,772
May 1, 2015	156,250	.96	.06	113,133
May 7, 2015	134,615	.78	.06	79,234
May 8, 2015	42,000	.75	.06	23,768
May 15, 2015	200,000	.75	.06	113,365
May 22, 2015	250,000	.60	.06	113,366
May 29, 2015	258,621	.58	.06	112,537
June 5, 2015	288,462	.52	.06	120,738
June 12, 2015	930,233	.43	.06	303,246
June 19, 2015	3,448,276	.29	.06	751,159
September 2014 Modified Debentures
January 28, 2015	18,038	5.54	.06	80,156
February 13, 2015	57,870	1.73	.06	96,689
April 2, 2015	181,159	1.66	.06	222,109
April 24, 2015	90,579	1.10	.06	80,548
May 15, 2015	200,000	.75	.06	113,365
June 12, 2015	1,744,186	.43	.06	570,248

August 2015 Debentures
August 24, 2015	6,666,667	.06		321,757
September 18, 2015	588,235	.17		82,804
October 28, 2015	4,166,667	.12		363,306
November 16, 2015	1,785,714	.07		92,798
November 23, 2015	2,083,333	.06		68,988
November 30,2015	2,500,000	.05		81,988
December 7, 2015	6,250,000	.02		163,382
December 17, 2015	10,000,000	.02		76,376

Directors
January 5, 2015	129,305	.40		39,901
January 30, 2015	129,250	.40		39,916
February 2, 2015	237,778	.22		16,619
March 4, 2016	1,250,000	.02		10,000
March 10, 2016	1,250,000	.02		10,000
March 15, 2016	1,250,000	.02		10,000
March 15, 2016	1,250,000	.02		10,000
March 15, 2016	125,000	.02		1,000
March 15, 2016	125,000	.02		1,000
April 20, 2016	1,041,663	.02		4,000

June 14, 2016	5,000,000	.01		4,425
June 14, 2016	2,691,250	.01		2,381
June 14, 2016	1,500,000	.01		1,327
June 14, 2016	3,343,750	.01		2,959

Other Agreements
April 13, 2016	500,000	.03		3,869
May 5, 2016	590,625	.01		3,477
June 8, 2016	2,678,571	.01		2,265

Total	65,757,081			$5,256,064

At December 31, 2016, the aggregate intrinsic value of warrants outstanding and exercisable was $0 and $0, respectively.

December 31, 2016
Exercise price	$0.02
Expected dividends	0%
Expected volatility	289.97%
Risk free interest rate	1.6%
Expected life of warrant	3 years

The assumptions used for warrants granted during the year ended December 31, 2016 are as follows:

The following is a summary of the Company’s warrant activity:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining Days
	Warrants	Price	Price

Outstanding – December 31, 2015	43,161,222	$0.16	$2.77
Granted	22,595,859	0.04	3.00
Exercised	-	-	-
Forfeited/Cancelled	-	-	-
Outstanding and Exercisable – December 31, 2016	65,757,081	$0.11	$1.97

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

During the year ended December 31, 2016, there were no warrants exercised.

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

The Company reevaluated the warrants as of December 31, 2016 and determined that they did not have a sufficient number of authorized and unissued shares to settle all existing commitments, and the fair value of the warrants for which there was insufficient authorized shares, were reclassified out of equity to a liability. Under the sequencing policy, of the approximately 67,757,081 warrants outstanding at December 31, 2016, it was determined during July 2015 there was not sufficient authorized shares for approximately 6,829,000 of the outstanding warrants. The fair value of these warrants was re-measured on December 31, 2016 using the Black Scholes Merton Model, with key valuation assumptions used that consist of the price of the Company’s stock on December 31, 2016, a risk free interest rate based on the average yield of a 2 or 3 year Treasury note and expected volatility of the Company’s common stock, resulting in the fair value for the Warrant liability of approximately $14,000. The resulting change in fair value of approximately $998,764 for the year ended December 31, 2016, was recognized as a gain/(loss) in the consolidated statement of comprehensive income(loss).

NOTE 11 - RELATED PARTY TRANSACTIONS

During the first quarter of 2015, the Company issued two convertible notes to one of its directors in the aggregate principal amount of $100,000 and one convertible note to another of its director in the aggregate principal amount of $50,000. These notes were all converted to common stock during the third quarter of 2015.

During the first quarter of 2016, the Company issued three convertible notes to one of its directors in the aggregate principal amount of $75,000 and one convertible note to another of its director in the aggregate principal amount of $25,000, plus a convertible note to each of its other two directors, in the amount of $2,500 each. See Note 8 for a description of these notes.

In the second quarter of 2016, the Company issued promissory notes to all of the directors, in exchange for past unpaid cash bonuses, board compensation and expenses. See Note 8 for a description of these notes

NOTE 12: DISCONTINUED OPERATIONS

Management deemed the vapor and medical cannabis dispensing line of operations discontinued in the 4th quarter of 2016. This determination was due to poor performance and decreasing gross profit of the Company businesses and resulted in an overall halt of operations of the Company in the 4th quarter of 2016. Upon analysis of the individual business lines, the Company’s newly formed special committee decided not to continue in the vapor and medical cannabis dispensing industries.

On March 28, 2016, the Company sold the assets of the vapor subsidiary for $70,000. At the time of the asset disposal, it was disclosed as not a strategic shift in operations; however, with the inclusion of the medical cannabis dispensing operations, the definition of a strategic shift was met. One definition of a strategic shift is a disposal of “80 percent interest in one of two product lines that account for 40 percent of total revenue”. The disposal of both operations meets the definition of a strategic shift and should therefore be shown as discontinued operations in the Company’s consolidated financial statements.

The following subsidiaries of the Company qualify as a discontinued operation for Notis Global.

● Prescription Vending Machines, Inc.,

● Medbox Management services, Inc.

● Medbox Rx, Inc.

● Vaporfection International, Inc.

● MJ Property Investments, Inc.

The income (loss) from discontinued operations presented in the income statement for the year ended December 31, 2016 and 2015, consisted of the following:

	For the year ended
	December 31,
	2016	2015

Revenue	$243,965	$528,791
Revenue, related party	99,946	99,946
Net revenue	343,911	628,737
Cost of revenues	99,411	2,061,944
Gross profit (loss)	244,500	(1,433,207)

Operating expenses
General and administrative	65,647	2,829,684
Total operating expenses	65,647	2,829,684
Loss from operations	178,853	(4,262,891)

Other income (expense)
Interest expense, net	(8,858)	(49,804)
Gain on sale of assets of subsidiary	5,498	-
Loss on sale of rights and assets	(178,833)	-
Loss on default settlement of a note	(168,092)	-
Other-than-temporary impairment of Marketable securities	(16,010)	-
Other income	141,058	161,937
Total other income (expense)	(225,237)	112,133

Net loss	(46,384)	(4,150,758)

As a result of the discontinued operations, the previously presented 2015 financial statements have been revised to present the financial statements of the continuing operations separate from the discontinued operations. Effects on respective financial statements are as noted below:

NOTIS GLOBAL, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2015
	As Previously Reported	Adjustment	As Revised
Assets
Current assets
Cash	$119,010	66,176	$52,834
Marketable securities	9,410	9,410	-
Accounts receivable, net	29,999	29,999	-
Notes receivable, net of allowances	60,000	-	60,000
Inventory, net	150,823	81,934	68,889
Prepaid expenses and other current assets	157,418	1,990	155,428
Current assets – Discontinued operations	-	(189,509)	189,508
Total current assets	526,660	-	526,659

Property and equipment, net	6,039,751	399,353	5,640,398
Deferred Costs	375,018	299,018	76,000
Deposits and other assets, net of reserve	50,212	42,726	7,487
Non current assets – Discontinued operations		(741,097)	741,097
Total assets	$6,991,641	-	$6,991,641

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payables	$3,100,804	429,360	$2,671,444
Other accrued expenses	1,732,660	257,426	1,475,234
Accounts payable and other accrued expenses - related parties	362,648	-	362,648
Current liabilities – Discontinued operations	-	(2,385,524)	2,385,524
Deferred revenue, current	551,866	551,866	-
Notes payable, net of debt discount	256,897	215,667	41,230
Convertible notes payable, net of discount	6,667,523	-	6,667,523
Derivative Liability	19,246,594	-	19,246,594
Warrant Liability	940,000	-	940,000
Customer deposits	931,205	931,205	-
Total current liabilities	33,790,197	-	33,790,197

Notes Payable, less current portion	4,288,631	-	4,288,631
Total liabilities	38,078,828	-	38,078,828
Commitments and contingencies (Note 14)
Stockholders’ Deficit
Preferred stock, $0.001 par value: 10,000,000 authorized;	-		-
Common stock, $0.001 par value: 10,000,000,000 authorized,	240,972	-	240,972
Additional paid-in capital	42,600,089	-	42,600,089
Treasury stock	(1,209,600)	-	(1,209,600)
Accumulated deficit	(72,524,893)	-	(72,524,893)
Accumulated other comprehensive loss	(193,755)	-	(193,755)
Total stockholders’ deficit	(31,087,187)	-	(31,087,187)
Total liabilities and stockholders’ deficit	$6,991,641	-	$6,991,641

NOTIS GLOBAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended
	December 31, 2015
	As Previously Reported	Adjustment	As Revised

Revenue	$532,791	(528,791)	$4,000
Revenue, related party	99,946	(99,946)	-

Operating expenses
Cost of revenues	2,069,298	(2,061,944)	7,354
General and administrative	18,697,483	(2,829,684)	15,867,799
Total operating expenses	20,766,781	(4,891,628)	15,875,153
Loss from operations	(20,134,044)	4,262,891	(15,871,153)

Other income (expense)
Interest expense, net	(21,370,540)	49,804	(21,320,736)
Change in fair value of derivative liabilities	(9,088,003)	-	(9,088,003)
Other income	145,887	(161,937)	(16,050)
Total other income (expense)	(30,312,656)	(112,133)	(30,424,789)

Net loss from continuing operations	(50,446,700)	4,150,758	(46,295,942)

Discontinued operations
Net income (loss) from discontinued operations	-	(4,150,758)	(4,150,758)

Income (loss) before provision for taxes	(50,446,700)	-	(50,446,700)

Provision for taxes	-	-	-

Net loss	$(50,446,700)	-	$(50,446,700)

NOTIS GLOBAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31, 2015
	As Previously Reported	Adjustment	As Revised
Cash flows from operating activities
Net income (loss)	$(50,446,700)	4,150,758	$(46,295,942)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	196,394	-	196,394
Charges from escrow deposits	300,400	-	300,400
Inventory valuation reserve	549,663	-	549,663
Change in fair value of derivative liability	9,088,003	-	9,088,003
Amortization of debt discount	11,691,883	-	11,691,883
Financing costs	9,201,050	-	9,201,050
Stock based compensation	6,056,327	-	6,056,327
Impairment of Goodwill	1,260,037	-	1,260,037
Deferred tax liability	(160,000)	-	(160,000)
Impairment of Intangible Assets	655,103	-	655,103
Changes in operating assets and liabilities:		-
Accounts receivable	(21,225)	-	(21,225)
Inventory	(38,268)	-	(38,268)
Deposits in escrow	50,076	-	50,076
Prepaid insurance	(42,264)	-	(42,264)
Prepaid expenses and other current assets	5,580	-	5,580
Accounts payable	2,274,514	370,240	2,644,754
Accrued interest payable	(257,235)	257,235	-
Other accrued expenses	(335,228)	335,228	-
Accrued expenses directors	241,410	-	241,410
Accrued settlement and severance expenses	962,703	(962,703)	-
Customer deposits	(594,604)	594,604	-
Deferred revenue	(220,740)	220,740	-
Net cash used in operating activities	(9,583,121)	4,966,102	(4,617,019)

Changes related to discontinued operations	-	(5,032,278)	(5,032,278)
	-
Cash flows from investing activities
Issuance of note receivable	(60,000)	-	(60,000)
Purchase of property and equipment	(59,000)	-	(59,000)
Purchase of real estate	(445,000)	-	(445,000)
Construction in progress	(624,173)	-	(624,173)
Net cash provided by (used in) by investing activities	(1,188,173)	-	(1,188,173)

Cash flows from financing activities
Proceeds from issuance of notes payable
Payments on notes payable	(215,906)	-	(215,906)
Payments on related party notes payable	(624,888)	-	(624,888)
Exercise of employee stock options	144,500	-	144,500
Proceeds from issuance of convertible notes payable, net of fees	11,335,416	-	11,335,416
Proceeds from issuance of convertible notes payable from directors, net	150,000	-	150,000
Net cash provided by financing activities	10,789,122		10,789,122

Net increase in cash and cash equivalents	17,828	(66,176)	(48,348)
Cash, beginning of year	101,182	-	101,182
Cash, end of year	$119,010	(66,176)	$52,834

NOTE 13 - INCOME TAXES

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

Management has performed its evaluation of all other income tax positions taken on all open income tax returns and has determined that there were no positions taken that do not meet the “more likely than not” standard. Accordingly, there are no provisions for income taxes, penalties or interest receivable or payable relating to uncertain income tax provisions in the accompanying consolidated financial statements. The company is currently delinquent on filing their tax returns.

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

Deferred tax assets and liabilities result from temporary differences in the recognition of income and expense for tax and financial reporting purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows at December 31:

	2016	2015
Deferred tax assets:
Customer deposits	$—	$371,000
Deferred revenue	—	220,000
Share based compensation	906,214	4,173,000
NOL carryforward	2,469,000	2,469,000

Total deferred tax asset	3,375,214	7,233,000
Deferred tax liabilities:
Intangible asset amortization	—	—
	3,375,214	7,233,000
Less: Valuation allowance	(3,375,214)	(7,233,000)

	$—	$—

A valuation allowance has been recorded against the realizability of the net deferred tax asset such that no value is recorded for the asset in the accompanying consolidated financial statements. The valuation allowance decreased $3,857,786 between the year ended December 31, 2016 and 2015.

For the years ended December 31, 2016 and 2015, a reconciliation of the statutory rate and effective rate for the provisions for income taxes consists of the following:

	2016	2015
Federal tax statutory rate	34.00%	34.00%
State tax statutory rate	8.84%	6.00%
Permanent differences	3.46%	(30.73)%
Valuation allowance	(46.30)%	(9.27)%

Effective rate	0.00%	0.00%

NOTE 14 - COMMITMENTS AND CONTINGENCIES

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

The landlord for the West Hollywood space has filed a suit against the Company and independent guarantors on the West Hollywood lease. The Company has expensed all lease payments due under the West Hollywood lease. The Company’s liability for the West Hollywood lease will be adjusted, if required, upon settlement of the suit with the landlord. On September 8, 2016, the court approved the landlord’s application for writ of attachment in the State of California in the amount of $374,402 against Prescription Vending Machines, Inc. (“PVM”). A trial date has been set for May 2017 (Note 13). On July 18, 2017, plaintiff filed a Request for Dismissal with Prejudice of the litigation in respect of PVM.

Total rent expense under operating leases for the year ended December 31, 2016 and 2015 was $89,000 and $300,000 respectively.

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

On March 1, 2016, the Company entered into a consulting agreement for corporate financial advisory services, for a term of twelve months, which is cancellable anytime with thirty days written notice after the first ninety days. Compensation under this agreement consists of a retainer of $3,500 per month, plus 1,500,000 shares of common stock issuable in 375,000 share tranches on a quarterly basis. On September 9, 2016 this agreement was terminated and no more shares were issued.

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

On September 16, 2016, solely to avoid the costs, risks, and uncertainties inherent in litigation, the parties entered into a settlement regarding the Merritts Action. The settlement provides, among other things, for the release and dismissal of all asserted claims. Under the terms of the settlement, the Company agrees to adopt and to adhere to certain corporate governance processes in the future. In addition to these corporate governance measures, the Company will make a payment of $135,000 in cash to be used to pay Merritts’ counsel for any attorneys’ fees and expenses, or as service awards to plaintiff Merritts, that are approved and awarded by the Court. The settlement has been approved by the court.

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

On August 12, 2016, the court ordered that all of Whole Hemp’s plants in Notis’ possession be destroyed, which occurred by August 24, 2016, at which time the temporary restraining order was dissolved and the parties will soon file a motion to dismiss the district court action. On June 29, 2017, the parties jointly stipulated to the dismissal of all claims and counterclaims with prejudice.

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

In light of the court order to destroy all Whole Hemp plants, the Company has immediately expensed all Capitalized agricultural costs of $73,345 related to Whole Hemp plants. As of December 31, 2016, the Company capitalized $160,131 that related to Whole Hemp plants.

As noted above, our long-term strategy is to maintain tight control of our supply chain. The continuing default by Whole Hemp was conductive to our efforts to eliminate outside vendors in the supply chain and control production from “Seed to Sale.” Our decision to terminate the Whole Hemp Agreements comports with our long-term strategy to maintain tight control of our supply chain.

West Hollywood Lease

The lease for the former office at 8439 West Sunset Blvd. in West Hollywood, CA has been partially subleased. The Company plans to sublease the remainder of the office in West Hollywood, CA and continues to incur rent expense while the space is being marketed. The landlord for the prior lease filed a suit in Los Angeles Superior Court in April 2015 against the Company for damages they allege have been incurred from unpaid rent and otherwise. In January 2016, the landlord filed a first amended complaint adding the independent guarantors under the lease as co-defendants and specifying damages claim of approximately $300,000. On September 8, 2016, the court approved Mani Brothers’ application for writ of attachment in the State of California in the amount of $374,402 against Prescription Vending Machines, Inc. (“PVM”). On March 1, 2017 the Company paid $40,000. On March 16, 2017 the Company and Mani Brothers agree to settle the amount owed if the Company pays $40,000 before July 2017. The Company did not pay the $40,000. A trial date has been set in May 2017. On July 24, 2017, the case was dismissed against the Company.

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

Creaxion

On August 23, 2017, Creaxion Corporation filed a Complaint in the Superior Court of Fulton County, Georgia, styled Creaxion Corporation, Plaintiff, v. Notis Global, Inc., Defendant, Civil Action No. 2017CV294453. Plaintiff plead counts for (1) Breach of Contract in the amount of $89,000, (2) Prejudgment interest, and (3) Attorney’s fees. The Company was served on September 26, 2017, and did not respond to the Complaint. On November 30, 2017, the Court granted plaintiff’s request for a Default Judgment in the amount of $89,000. Further, the Court scheduled a hearing for December 14, 2017, in respect of expenses, attorney’s fees, and interest at a rate of 6.25%. On December 14, 2017, the court entered into default judgement for the plaintiff for $89,000 and pre judgement interest at a rate of 6.25%.

Sheppard, Mullin

On October 27, 2017, Sheppard Mullin filed a Complaint in the Superior Court of the State of California for the County of Los Angeles, styled Sheppard, Mullin, Richter & Hampton LLP, a California limited liability partnership, plaintiff v. Notis Global, Inc., a Nevada corporation, formerly known as Medbox, Inc.; and Does 1-10, inclusive, Defendants, Case No. BC681382. Plaintiff plead causes of action for (1) Breach of Contract; (2) Account Stated; and (3) and Unjust Enrichment, seeking approximately $240,000. The Company accepted service on November 10, 2017, and, as of the date of this Report, has not responded to the complaint. On May 17, 2018, the court entered judgement in favor of Sheppard Mullin in the amount of $277,998.77. On June 25, 2018, we entered into a settlement agreement with Sheppard Mullin pursuant to which we agreed to pay $50,000 due by June 29, 2018 and $25,000 due by June 28, 2019.

NOTE 15 - SUBSEQUENT EVENTS

Subsequent to December 31, 2016 the company issued 33 convertible notes to third party lenders totaling $1,703,857. These notes accrue interest at a rate of 10% per annum and mature with interest and principal both due between February 2017 through December 2019.

Subsequent to December 31, 2016 the company issued 16 notes to third party lenders totaling $622,317. These notes accrue interest at a rate of 10% per annum and mature with interest and principal both due between February 2017 through July 2017.

On October 31, 2018 Investor #2 agreed to extend the maturity date of the outstanding notes to April 2019.

Common stock issuances

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

At a Special Meeting of our Board of Directors held on June 14, 2017, our Board of Directors approved the following individuals to serve on various committees, all as noted below:

Compensation Committee

Thomas A. Gallo, Chair

Judith Hammerschmidt

Andrew Kantarzhi

Ned L. Siegel

Audit Committee

Charles K. Miller, Chair

Thomas A. Gallo

Ned L. Siegel

Nominating & Governance Committee

Judith Hammerschmidt, Chair

Andrew Kantarzhi

Ned L. Siegel

In anticipation of the possibility of certain changes in the composition of our board and our executive suite, our Board of Directors, at a Special Meeting held on July 28, 2017, named Ned Siegel, our long-standing, non-executive Chairman of the Board, as our Executive Chairman for the four-month period that expires on November 30, 2017. As of the date of this Report, we have extended Mr. Siegel’s term as our Executive Chairman.

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

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Executive Chairman, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current Executive Chairman (our “Certifying Officer”), the effectiveness of our disclosure controls and procedures as of December 31, 2016, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, as of December 31, 2016, our disclosure controls and procedures were not effective.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Controls Over Financial Reporting

This Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Below are the names and certain information of the Company’s executive officers and directors.

NAME	AGE	POSITION
Ned L. Siegel	67	Executive Chairman
Charles K. Miller	57	Director
Andrew Kantarzhi	35	Director
Judith Hammerschmidt	64	Director
Thomas A. Gallo	57	Director

Ned L. Siegel

Ambassador Siegel has served on our Board of Directors since April 2014. He was appointed as Chairman of the Board on December 17, 2014 and Executive Chairman on July 28, 2017. Ambassador Siegel has served as President of The Siegel Group, Inc. a real estate development, management services and consulting company since September 1997. From October 2007 until January 2009, he served as the United States Ambassador to the Commonwealth of The Bahamas. Prior to his Ambassadorship, in 2006 he served with Ambassador John R. Bolton at the United Nations in New York, as the Senior Advisor to the U.S. Mission and as the United States Representative to the 61st Session of the United Nations General Assembly. From 2003-2007, he served on the Board of Directors of the Overseas Private Investment Corporation (OPIC), which was established to help U.S. businesses invest overseas, fostering economic development in new and emerging markets, complementing the private sector in managing the risk associated with foreign direct investment and supporting U.S. foreign policy. He received a BA from the University of Connecticut in 1973 and JD from the Dickinson School of Law in 1976. In December 2014, he received an honorary degree of Doctor of Business Administration from the University of South Carolina. Ambassador Siegel also serves on the Board of Directors of PositiveID Corp., Viscount Systems, Inc., and Gopher Protocol, Inc. He previously served on the Board of Directors of Healthwarehouse.com and Baltia Air Lines, Inc. dba USGlobal Airways. Ambassador Siegel’s managerial experience and contacts with government agencies qualifies him to serve on the Company’s Board of Directors. The Company believes that Ambassador Siegel is well-qualified to serve on our Board of Directors due to his management and leadership experience.

Charles K. Miller

Mr. Miller has served on our Board of Directors since May 16, 2017. He was the the Chief Financial Officer of Tekmark Global Solutions from September 1997 to June 2017. He was elected to the Board of Directors of InterCloud Systems, Inc. (OTCQB: ICLD), in November 2012. Intercloud is a New Jersey-based global single-source provider of value-added services for both corporate enterprises and service providers. Mr. Miller received his B.S. in accounting and his M.B.A. from Rider College and is a Certified Public Accountant in New Jersey. The Company believes that Mr. Miller’s 30+ years’ of financial experience will provide a financial stability benefit to the Company, its stockholders, and the Board of Directors.

Andrew Kantarzhi

Mr. Kantarzhi has served on our Board of Directors since May 16, 2017. He is a Sales and Marketing veteran, with over a decade in assisting multi-national corporations with developing new business and growing sales and revenue. Andrew previously acted as Director of Sales and Marketing at the International Management Group for one of its flagship properties in Central Asia. In 2010, Mr. Kantarzhi acted as Eurasian Natural Resource Company’s (LSE: ENRC; KASE: GB_ENRC) Sales Manager for ENRC’s Non-Core Materials Division, heading its Astana Sales Office. In 2011, he was promoted to Director of Sales and Marketing of ENRC’s Ferrosilicon Division in Moscow, Russia, where the division set record unit price sales and increased market share throughout the entire Russian Federation. Commencing in 2013, Mr. Kantarzhi has managed accounts for Traxys North America’s Base Metals Division at its Manhattan, NY headquarters. Traxys is a commodities trading firm and a member of the Carlyle Group. Since 2016, he has acted as Chief Commercial Officer for OC Testing, LLC, a New York-based company which invests in and develops Cannabis-related research and testing facilities. The Company believes that Mr. Kantarzhi’s experience in sales and marketing, including experience in the cannabis industry, will provide a benefit to the Company, its stockholders, and the Board by his providing the Company with significant guidance as it enters the next phase of its sales and marketing development.

Judith Hammerschmidt

Ms. Hammerschmidt has served on our Board of Directors since June 1, 2017. She has spent the last 35 years as an international attorney. She began her career as a Special Assistant to the Attorney General of the United States, focusing on international matters of interest to the US government, including negotiating treaties and agreements with foreign governments. She then joined Dickstein, Shapiro & Morin, LLP, a Washington, DC firm, where she represented companies around the world as they expanded internationally in high regulated environments. Her clients included Guess? Inc., Pfizer, Merck, the Receiver for BCCI Bank of the United Arab Emirates, Recycled Paper Products, Inc., and Herbalife International. She provided structuring, growth and regulatory advice for these and other companies. She joined Herbalife International as Vice President and General Counsel of Europe in 1994, becoming Executive Vice President and International Chief Counsel in 1996. In 2002, she was part of the management group that sold Herbalife. Since that time, she has served as outside counsel to a series of entrepreneurial companies looking to expand internationally, primarily in the food and drug/nutritional supplements space. In addition, Ms. Hammerschmidt was a Principal in JBT, LLC, a privately held company that owned “mindful dining” restaurants in the Washington, DC area. Those properties were sold in 2010. She continues to act as outside counsel for small companies while serving on our board. The Company believes that Ms. Hammerschmidt’s legal experience will provide a benefit to the Company, its stockholders and the Board of Director.

Thomas A. Gallo

Mr. Gallo has been serving on Notis’ Board of Directors since May 16, 2017. Mr. Gallo is an accomplished Wall Street executive and entrepreneur with over 25 years of experience. Recently, Tom was the founder and Senior Managing Director of The Strategic Advisory Group (“SAG”). For the past five years at SAG, Mr. Gallo has worked with CEO~~’~~s and board members of public and private companies where he has advised on business development, strategic planning, change management, team building, as well as investment banking and raising capital through his association with various broker-dealers. Prior to that, he was a co-founder of Moneta Capital Advisors, a merchant bank that focused on investing and advising service industry providers. From 1991 to 2001, Mr. Gallo was a co-founder of M.S. Farrell & Co., a Wall Street investment bank and brokerage firm where he held various C-level positions including Chairman, CEO and President. Over his career, he has held a number of board positions at both public and private companies in industries such as medical devices and motorsports. He earned his degree from the College of Business Administration at Fordham University in the Bronx, NY. Notis believes that Mr. Gallo’s industry experience will provide a benefit to Notis, its stockholders and the Board of Directors.

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

Terms of Office

The Company’s directors are elected to hold office until the next annual meeting of shareholders or until their successors have been duly elected and qualified.

The Company’s officers are appointed by the Company’s Board of Directors and hold office until removed by the Board.

Involvement in Certain Legal Proceedings

In June 2017, Mr. Gallo was contacted by FINRA regarding a customer complaint filed with FINRA through its website. The customer was an experienced accredited investor, who, in August 2014, invested in two bridge loans, losing approximately $33,000 in the last loan. The client has not made any demand of Mr. Gallo. Mr. Gallo has denied any wrongdoing, but FINRA is seeking a fine, suspension, and restitution to the customer. Mr. Gallo is cooperating with FINRA in its exam and working to resolve the matter.

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

Audit Committee

Our Audit Committee consists of Charles K. Miller (Chair), Thomas A. Gallo and Ned L. Siegel. The Board of Directors has determined (1) that Charles K. Miller qualifies as an “audit committee financial expert,” as defined by the SEC in Item 407(d)(5) of Regulation S-K; and (2) that, other than Mr. Siegel, all members of the Audit Committee are “independent” under the independence requirements of Marketplace Rule 5605(a)(2) of the NASDAQ Stock Market, Inc. and meet the criteria for independence as set forth in the Exchange Act. The committee monitors our compliance with our obligations under the assessment of internal control over financial reporting. There were no Audit Committee Meetings in 2016.

Compensation Committee

Our Compensation Committee consists of Thomas A. Gallo (Chair), Judith Hammerschmidt, Andrew Kantarzhi and Ned L. Siegel. The Board of Directors has determined that, with the exception of Mr. Siegel, all members of the Compensation Committee are “independent” under the independence requirements of Marketplace Rule 5605(a)(2) of the NASDAQ Stock Market, Inc. The committee reviews and approves the compensation of all of our other executive officers. There were no Compensation Committee Meetings in 2016.

Nominating & Governance Committee

Our Nominating & Governance Committee consists of Judith Hammerschmidt (Chair), Andrew Kantarzhi and Ned L. Siegel. The Board of Directors has determined that, with the exception of Mr. Siegel, all members of the Nominating & Governance Committee are “independent” under the independence requirements of Marketplace Rule 5605(a)(2) of the NASDAQ Stock Market, Inc. The committee oversees the selection of persons to be nominated to serve on our Board of Directors. The nominating committee considers persons identified by its members, management, stockholders, investment bankers and others. There were no Nominating & Governance Committee Meetings in 2016.

Special Committee

Our Special Committee consists of Ned L. Siegel (Chair), Andrew Kantarzhi, Charles K. Miller and Tom Gallo, which oversees the general operation of the Company.

Code of Ethics

The Board has established a corporate Code of Ethics which qualifies as a “code of ethics” as defined by Item 406 of Regulation S-K of the Exchange Act and applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller and all persons performing similar functions. Among other matters, the Code of Ethics is designed to deter wrongdoing and to promote:

●	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

●	full, fair, accurate, timely and understandable disclosure in our SEC reports and other public communications;

●	compliance with applicable governmental laws, rules and regulations as well as the rules and regulations of any self-regulatory organizations of which the Company is a member;

●	prompt internal reporting of violations of the Code of Ethics to appropriate persons identified in the code; and

●	accountability for adherence to the Code of Ethics.

If we amend our Code of Ethics as it applies to the principal executive officer, principal financial officer, principal accounting officer or controller (or persons performing similar functions) or grant a waiver from any provision of the Code of Ethics to any such person.

Section 16 Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and significant stockholders (defined by statute as stockholders beneficially owning more than 10% of our common stock) to file with the SEC initial reports of beneficial ownership, and reports of changes in beneficial ownership, of our common stock. Directors, executive officers and significant stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of the copies of Forms 3, 4 and 5 (and amendments thereto) filed with the SEC and submitted to us, and on written representations by certain directors and executive officers received by us, we believe that all of our executive officers, directors and significant stockholders complied with all applicable filing requirements under Section 16(a) during 2015.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following sets forth the compensation paid by the Company during 2016 and 2015 to the named executive officers:

Name and Principal Position	Year	Salary	Bonus	Stock Awards (3)	All other Compensation	Total
Ned L. Siegel (1)	2016	60,000	279,000	114,000	-	453,000
Executive Chairman	2015	-	-	-	-	-

C. Douglas Mitchell	2016	-	-	17,500	-	17,500
Former Chief Financial Officer	2015	197,500	43,916	137,754	11,250	390,420

Jeffrey Goh	2016	244,995	100,000	135,000		479,995
Former President and Chief	2015	200,000	-	240,973	80,000	520,973
Executive Officer

Mitch Lowe	2016	60,000	-	65,000	-	125,000

Manuel Flores	2016	60,000	-	3,998	-	63,998

Clint Pyatt (2)	2016	150,000	-	120,000	-	270,000
Former Chief Operating Officer	2015	-	-	-	-	-

(1)	Ambassador Siegel entered into a Director Retention Agreement with the Company and its majority shareholder on April 1, 2014. The term expires on March 31, 2016, unless Ambassador Siegel is elected to a subsequent term, which would cause the term of the agreement to extend until March 31, 2017. Pursuant to the agreement, Ambassador Siegel receives a fee of $4,000 per month during the term, which may be adjusted to $5,000 per month as determined by the CEO of the Company and Ambassador Siegel. Ambassador Siegel received the following award under the Company’s 2014 Equity Incentive Plan pursuant to the agreement: during the first year, Ambassador Siegel received 168,750 shares of restricted stock vested over a six month period beginning September 1, 2014 and 56,250 restricted stock units which vested over a six month period beginning September 1, 2014. For each of his second and third year of service (if elected for a third year), Ambassador Siegel will receive 100,000 shares of stock, comprising 75,000 shares of restricted stock vesting quarterly over a 12 month period, and 25,000 restricted stock units vesting quarterly over a 12 month period. in recognition of Ambassador Siegel’ additional extraordinary services during 2015, Ambassador Siegel also received an additional bonus in the amount of $371,666 with 20% of the bonus paid in the Company’s common stock at $.0621 per share (share price on the date of grant) for a total grant of 1,196,988 shares under the Company’s 2014 Equity Incentive Plan with the remainder paid in cash including $50,000 already paid with the remainder paid at $30,918 per month from August 2015 until March 2016. In December 2014, the Director Retention Agreement was amended so that if the director was removed prior to March 31, 2016, all his unvested securities shall immediately vest and all remaining director fees for the term of the Director Retention Agreement would be paid at the time of the removal. On January 6, 2016, the Company entered into a Second Amendment to the Director Retention Agreement pursuant to which Ambassador Siegel would be entitled to a quarterly director fee of $15,000 and 325,000 shares of the Company’s common stock for each quarter that he served on the Board. On December 31, 2017, the Board approved the consolidation of all unpaid compensation as follows: (i) reprice of 4,009,222 warrants at $0.0001 per share; (ii) 399,320,000 shares of common stock to be issued upon increasing of the Company’s authorized capital stock; (iii) $96,000 cash payment; and (iv) $330,000 of common stock (3,330,000,000 shares of common stock).

(2)	The amount listed in the Stock Awards column reflects the fair value of the stock awards granted in accordance with FASB ASC Topic 718, which calls for the stock or restricted stock units to be valued based on the market price of the Company’s common stock on the grant date. See Note 15 of our audited financial statements for the year ended December 31, 2015 included in this Annual Report on Form 10-K.

Outstanding Equity Awards at December 31, 2016

Option Awards
Name	Number of securities underlying unexercised options(#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date

	Stock Awards
Name	Number of shares or units of stock that have not vested(#)	Market value of shares of units of stock that have not vested($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)(1)
Jeff Goh	7,142,858	2,143

(1)	Value based on closing price of the Company’s common stock on December 31, 2016

Except as set forth above there were no outstanding unexercised options; stock that has not vested, or equity incentive plan awards for named executive officers outstanding as of December 31, 2016.

Compensation of Directors

Ms. Hammerscmidt, Mr. Miller and Mr. Kantarzhi currently each receives $2,500 per month for their services. Ambassador Siegel receives $5,000 per month as Chairman and Executive Chairman. In addition, each director receives common stock of the Company equal to 1% of the total outstanding, subject to anti-dilution protections.

In August 2017, we entered into an engagement agreement for consulting services with Mr. Gallo, a member of our Board of Directors, pursuant to which Mr. Gallo will provide certain management services, including public company compliance and other C-level services as required by the Company. Under the engagement, Mr. Gallo is entitled to receive a monthly fee of $20,000 commencing August 1, 2017, $10,000 bonus when the Company is fully reporting, $100,000 of stock options on August 1, 2017, and $200,000 of stock options upon achieving certain milestones. The engagement was for a term of 4 months and was extended to August 31, 2018.

	2016 Director Compensation Table
	Fees earned	Stock Awards (1)	All Other Compensation	Total
Clint Pyatt(2)	150,000	120,000		270,000
J. Mitchell Lowe(4)	60,000	65,000		125,000
Manuel Flores(4)	60,000	3,998		63,998
Denis Dariev	78,120	40,000		118,120
Colby Hunter	-	40,000		40,000

(1)	The amounts listed in the Restricted Stock Awards and Restricted Stock Unit Awards column reflect the fair value of the stock awards granted in accordance with FASB ASC Topic 718, which calls for the restricted stock or restricted stock units to be valued based on the market price of the Company’s common stock based on the grant date. See Note [ ] of our audited financial statements for the year ended December 31, 2016 included in this Annual Report on Form 10-K.

(2)	On August 16, 2017, Messrs. Clint Pyatt and Jeff Goh, notified the Company that they would resign from the Company’s Board of Directors effective immediately.

(3)	On [ ], Mr. Douglas Mitchell, notified the Company that he would resign from the Company’s Board of Directors effective immediately.

(4)	On May 16, 2017, Messrs. Manuel Flores and Mitchel Lowe, notified the Company that they would resign from the Company’s Board of Directors effective immediately.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of November 9, 2018 with respect to the beneficial ownership of the outstanding common stock of the Company by (i) any holder of more than five (5%) percent; (ii) each of the Company’s executive officers and directors; and (iii) the Company’s directors and executive officers as a group. Except as otherwise indicated, to our knowledge each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

The percentage of class beneficially owned is based on 10,000,000,000 shares of the Company’s commons stock issued and outstanding as of October 29, 2018. Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Pursuant to the rules of the SEC, shares of common stock which an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants or the conversion of convertible securities are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be beneficially owned and outstanding for the purpose of computing the percentage ownership of any other person shown in the table.

Name	Number of Shares Beneficially Owned	Percentage of Outstanding Shares Beneficially Owned
Ned L. Siegel (1)	13,677,001	*
Charles K. Miller (2)	-	-
Andrew Kantarzhi (3)	-	-
Judith Hammerschmidt (4)	-	-
Thomas A. Gallo (5)	-	-
All officers and directors as a group (5 persons)	-	-

*	Less than 1%.

(1)	Includes 13,994,788 share of the Company’s common stock and does not include 3,729,320,000 shares of Company’s common stock, warrants to purchase 4,009,222 shares of Company’s common stock that have been granted by the Board of Directors but have not been issued due to the lack of authorized Company’s common stock. Also excludes the Company’s common stock that Mr. Siegel is entitled to receive shares of Company’s common stock equal to 1% of the total outstanding Company’s common stock when the Company increases its authorized common stock.

(2)	Excludes the Company’s common stock that Mr. Miller is entitled to receive shares Company’s common stock equal to 1% of the total outstanding Company’s common stock when the Company increases its authorized common stock.

(3)	Excludes the Company’s common stock that Mr. Kantarzhi is entitled to receive shares of Company’s common stock equal to 1% of the total outstanding Company’s common stock when the Company increases its authorized common stock.

(4)	Excludes the Company’s common stock that Ms. Hammerschmidt is entitled to receive shares of Company’s common stock equal to 1% of the total outstanding Company’s common stock when the Company increases its authorized common stock.

(5)	Excludes the Company’s common stock that Mr. Gallo is entitled to receive shares Company’s common stock equal to 1% of the total outstanding Company’s common stock when the Company increases its authorized common stock.

The address of all persons listed is c/o Notis Global, Inc., 1715 Highway 35 North, Suite 101, Middletown, New Jersey 07748.

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

The following table sets forth information concerning our Notis Global, Inc. 2014 Equity Incentive Plan, and individual compensation arrangements with employees or consultants of the Company as of December 31, 2016.

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

During the first quarter of 2016, the Company issued three convertible notes to one of its directors in the aggregate principal amount of $75,000 and one convertible note to another of its director in the aggregate principal amount of $25,000, plus a convertible note to each of its other two directors, in the amount of $2,500 each. See Note 8 for a description of these notes.

In the second quarter of 2016, the Company issued promissory notes to all of the directors, in exchange for past unpaid cash bonuses, board compensation and expenses. See Note 8 for a description of these notes.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

During the fiscal year ending December 31, 2015, Marcum LLP was the Company’s independent registered public accounting firm and remained so through April 21, 2017. Effective April 21, 2017, the Company engaged Sadler, Gibb & Associates, LLC as its independent registered public accounting firm for the Company’s fiscal year ending December 31, 2016.

The following table sets forth fees billed to us by our independent registered public accounting firms for the fiscal years ended December 31, 2016 and December 31, 2015.

Sadler, Gibb & Associates, LLC	2016	2015
Audit Fees	$150,000	$-
Audit-Related Fees	$-	$-
Tax Fees	$-	$-
All Other Fees	$-	$-

Marcum LLP	2016	2015
Audit Fees	$397,105	$338,828
Audit-Related Fees	$-	$145,507
Tax Fees	$-	$-
All Other Fees	$-	$-

(1)	Audit fees consist of fees for the audit of the Company’s financial statements and review of financial statements included in the Company’s quarterly reports.

(2)	Audit-related fees include costs incurred for reviews of registration statements and consultations on various accounting matters in support of the Company’s financial statements.

(3)	Tax fees consist of fees for tax compliance matters.

(4)	The Company incurred no additional fees for other products and services in the 2016 and 2015 fiscal years.

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

PART IV.

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Report:

	(1)	Financial Statements

	(2)	Financial Statements Schedule

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes thereto in is Item 15 of Part IV below.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

EXHIBIT INDEX

3.1	Articles of Incorporation filed with the Secretary of State on June 16, 1977 (1)

3.2	Certificate of Amendment of Articles of Incorporation filed with the Secretary of State on September 18, 1998 (1)

3.3	Certificate of Amendment of Articles of Incorporation filed with the Secretary of State on May 12, 2000 (1)

3.4	Certificate of Amendment of Articles of Incorporation filed with the Secretary of State on November 16, 2006 (1)

3.5	Certificate of Amendment of Articles of Incorporation filed with the Secretary of State on January 11, 2008 (1)

3.6	Certificate of Amendment of Articles of Incorporation filed with the Secretary of State on August 4, 2009 (1)

3.7	Certificate of Amendment of Articles of Incorporation filed with the Secretary of State on August 21, 2009 (1)

3.8	Certificate of Amendment of Articles of Incorporation filed with the Secretary of State on February 14, 2011 (1)

3.9	Certificate of Amendment of Articles of Incorporation filed with the Secretary of State on August 30, 2011 (1)

3.10	Certificate of Amendment of Articles of Incorporation filed with the Secretary of State on July 15, 2013 (2)

3.11	Certificate of Amendment of Articles of Incorporation filed with the Secretary of State on October 27, 2015 (45)

3.12	Amended and Restated Bylaws of Medbox, Inc. dated July 11, 2013 (2)

3.13	Amendment No. 1 to Restated Bylaws of Medbox, Inc. dated December 16, 2014 (10)

3.14	Amendment No. 2 to Amended and Restated Bylaws of Medbox Inc. dated December 22, 2014 (11)

3.15	Articles of Merger, as filed with the Secretary of State of the State of Nevada on January 21, 2016 (44)

10.9	Form of Securities Purchase Agreement (5)

10.10	Form of Registration Rights Agreement (5)

10.11	Form of Debenture (5)

10.13	Form of 2015 Siegel and Lowe Warrant (56)

10.14	Securities Purchased Agreement (9)

10.15	Registration Rights Agreement (9)

10.16	Form of Debenture (9)

10.17	Amendment No. 1 to Securities Purchase Agreement (9)

10.18	Agreement, dated January 21, 2015, by and among the Company, P. Vincent Mehdizadeh and PVM International, Inc., and Invent Chase, Incorporated (12)

10.19	Voting Agreement, dated January 21, 2015, by and among the Company, P. Vincent Mehdizadeh, PVM International, Inc. and Vincent Chase, Incorporated (12)

10.20	Form of Purchase Agreement Amendment – July 2014 Financing (13)

10.21	Form of Amended and Restated Debenture – July 2014 Financing (13)

10.22	Form of Modified Debenture – July 2014 Financing (13)

10.23	Form of Debenture Agreement Amendment – July 2014 Financing (13)

10.24	Form of Warrant – July 2014 Financing (13)

10.25	Form of Purchase Agreement Amendment – September 2014 Financing (13)

10.26	Form of Amended and Restated Debenture – September 2014 Financing (13)

10.27	Form of Modified Debenture – September 2014 Financing (13)

10.28	Form of Debenture Agreement Amendment – September 2014 Financing (13)

10.29	Form of Warrant – September 2014 Financing (13)

10.30	Form of Subordinated Convertible Siegel and Lowe Note (13)

10.31	Medbox, Inc. 2014 Equity Incentive Plan (15)

10.33	Siegel Director Retention Agreement (19)+

10.35	Form of Amendment to Director Retention Agreement (21)+

10.39	Exclusive Trademark and Patent License Agreement Between PVM International, Inc. and Medbox, Inc., dated as of April 1, 2013 (1)

10.40	Promissory Note issued to PVMI dated January 1, 2012 (2)

10.43	Second Amended and Restated Technology License Agreement, dated February 27, 2014, between Bio-Tech Medical Software, Inc. and Medbox, Inc. (3)

10.44	Amendment to Purchase Agreement Amendment (22)

10.45	Written Waiver Agreement (22)

10.46	Debenture Amendment Agreement (22)

10.47	Amendment to Amendment Modification and Supplement to Securities Purchase Agreement, dated April 8, 2015 (23)

10.48	Second Amendment to Amendment Modification and Supplement to Securities Purchase Agreement, dated April 24, 2015 (23)

10.49	Second Written Waiver Agreement, dated April 24, 2015 (23)

10.50	Third Amendment to Amendment Modification and Supplement to Securities Purchase Agreement, dated May 15, 2015 (24)

10.51	Third Written Waiver Agreement, dated May 15, 2015 (24)

10.53	Promissory Note, dated June 30, 2015 (26)

10.55	First Amendment to Voting Agreement, dated August 11, 2015 among the Company, the VM Group and each member of the board of directors of the Company (27)

10.56	Form of Securities Purchase Agreement, dated August 14, 2015 between the Company and the August 14 Investor (27)

10.57	Registration Rights Agreement, dated August 14, 2015 between the Company and the August 14 Investor (27)

10.58	Form of Debenture between the Company and the August 14 Investor (27)

10.59	Second Amendment to Voting Agreement, dated August 21, 2015 among the Company, the VM Group and each member of the board of directors of the Company (28)

10.60	Securities Purchase Agreement, dated August 20, 2015 between the Company and the August 20 Investor (29)

10.61	Registration Rights Agreement, dated August 20, 2015 between the Company and the August 20 Investor (29)

10.62	Form of Debenture under August 20 Securities Purchase Agreement (29)

10.63	Form of Warrant under August 20 Securities Purchase Agreement (29)

10.64	Form of Security Agreement, dated August 21, 2015 between the Company and certain investors (29)

10.65	First Amendment to Securities Purchase Agreement, dated September 4, 2015, among the Company and the August 14 Investor (30)

10.66	Supplemental Agreement, dated September 18, 2015 between the Company and the September 2014 Investor (31)

10.67	September 2014 Warrant Amendment, dated September 18, 2015 (31)

10.68	Side Letter, dated September 22, 2015, to Securities Purchase Agreements, dated August 14, 2015 and July 21, 2014, as amended, and the 10% Convertible Debentures issued thereunder, among the Company and the August 14 Investor (32)

10.69	Supplemental Agreement, dated September 28, 2015 between the Company and the July 2014 Investor (33)

10.70	July 2014 Warrant Amendment, dated September 28, 2015 (33)

10.71	Side Letter, dated September 29, 2015, to Securities Purchase Agreement, dated September 19, 2014, as amended, the 5% Convertible Debenture issued April 3, 2015 thereunder, and Securities Purchase Agreement, dated August 20, 2015, as amended, among the Company and the August 20 Investor (34)

10.72	Purchase Agreement, dated October 14, 2015 between the Company and the October 2015 Investor (46)

10.73	Form of Debenture between the Company and the October 2015 Investor (46)

10.74	Agreement of Purchase and Sale of Membership Interest entered into July 23, 2015 between and East West Secured Development, LLC and the Company of 100% of the membership interest of EWSD I, LLC (35)

10.75	Secured Promissory Note of EWSD (35)

10.76	Deed of Trust securing Promissory Note (35)

10.77	Assignment of Rents and Leases encumbering the real property (35)

10.78	Unsecured Promissory Note (35)

10.79	Second Supplemental Agreement dated November 16, 2015 between the Company and the August 20 Investor (36)

10.80	Joint Venture Agreement, dated November 4, 2015, between Mark Marsh and the Company (47)

10.81	Second Amendment to Securities Purchase Agreement, dated December 9, 2015, between the Company and the August 14 Investor (48)

10.82	Debenture Amendment and Restriction Agreement, dated December 24, 2016 among the Company and the August 14 Investor and the July 2015 Investor (37)

10.83	Promissory Note, dated December 24, 2015, issued to the August 14 Investor (37)

10.84	Purchase and Assignment Agreement, dated December 28, 2015 among the August 14 Investor and certain affiliates thereof and the December 2015 Investor (38)

10.85	Farming Agreement, dated December 18, 2015 among the Company, EWSD I, LLC, and Whole Hemp Company, LLC (38)^

10.86	Grower’s Distributor Agreement, dated December 18, 2015 between the Company and Whole Hemp Company, LLC (38)^

10.87	Form of Whole Hemp Warrant, dated December 18, 2015 (56)

10.89	February 10 2016 Note Purchase Agreement, dated February 10, 2016 between the Company and the February 10 2016 Investor (40)

10.90	February 10 2016 Form of Promissory Note (40)

10.91	February 18 2016 Investor Securities Purchase Agreement, dated February 18, 2016 between the Company and the February 18 2016 Investor (41)

10.92	February 18 2016 Investor Form of Warrant (41)

10.93	March 2016 Related Party Financing Form of Convertible Note (42)

10.94	March 2016 Related Party Financing Form of Warrant (42)

10.95	March 15 2016 Investor Note Purchase Agreement, dated March 15, 2016 between the Company and the March 15 2016 Investor (43)

10.96	March 15 2016 Investor First Promissory Note (43)

10.97	March 15 2016 Investor Form of Second Promissory Note (43)

10.99	Form of Second Amendment to Director Retention Agreement+ (49)

10.100	Form of Lock-Up Agreement (50)

10.101	First Amended and Restated Grower’s Distributor Agreement, dated March 11, between EWSD I, LLC and Whole Hemp Company, LLC^ (51)

10.102	First Amended and Restated Farming Agreement dated March 14, between the Company, EWSD I, LLC and Whole Hemp Company, LLC^ (51)

10.103	Administrative Services Agreement, dated March 14, between the Company and EWSD I, LLC (51)

10.104	Securities Purchase Agreement, dated May 20, 2016, between the Company and the May 23 2016 Investor (52)

10.105	May 23 2016 Investor Convertible Promissory Note (52)

10.106	Form of May 23 2016 Investor Note (52)

10.107	Membership Interest Pledge Agreement, dated May 20, 2016, between the Company and the May 23 2016 Investor (52)

10.108	Securities Purchase Agreement, dated June 22, 2016, between the Company and the June 22 2016 Investor (52)

10.109	Equity Purchase Agreement, dated June 22, 2016, between the Company and the June 22 2016 Investor (52)

10.110	Registration Rights Agreement, dated June 22, 2016, between the Company and the June 22 2016 Investor (52)

10.111	June 22 2016 Investor Convertible Bridge Debenture (52)

10.112	June 22 2016 Investor Convertible Commitment Debenture (52)

10.113	Contract to Buy and Sell Real Estate, dated June 15, 2016 (52)

10.114	Securities Purchase Agreement, dated June 30, 2016, between the Company and the June 30 2016 Investor (52)

10.115	Form of June 30 2016 Investor Convertible Debenture (52)

10.116	Security Agreement, dated June 30, 2016, between the Company and the June 30 2016 Investor (52)

10.117	June 30 2016 Investor Guarantee (52)

10.119	Settlement Agreement and Mutual General Release, with effective date of August 16, 2017 (54)

10.122	Common Stock Purchase Warrant in favor of Trava LLC, dated March 16, 2017 (55)

10.123	Management Services Agreement for the Pueblo, Colorado, facility between Trava LLC and the Company and certain of its subsidiaries, dated May 31, 2017 (55)

10.124	Form of Convertible Note Purchase Agreement between Trava LLC and the Company (55)

10.125	Form of 10% Senior Secured Convertible Promissory Note between Trava LLC and the Company (55)

10.126	Form of Convertible Note Purchase Agreement between certain investors and the Company (55)

10.127	Form of 10% Senior Secured Convertible Promissory Note between certain investors and the Company (55)

10.128	Form of Amended and Restated Security and Pledge Agreement of the Company in favor of certain investors (55)

10.129	Exchange Agreement ***

10.130	The Forbearance Agreement entered into with YA II PN, LTD, Hudson Street, LLC, and the Company on October 31, 2018. ***

10.131	Management Services Agreement dated May 31, 2017 between the Company and EWSD I, LLC and Pueblo Agriculture Supply and Equipment LLC, and Trava LLC (55)

21.1	Subsidiaries of Notis Global, Inc.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference from the Registrant’s Registration Statement on Form 10 file no. 000-54928, originally filed on April 10, 2013.

(2)	Incorporated by reference from the Registrant’s Registration Statement on Form S-1, as amended, file no. 333-189993, originally filed on July 17, 2013.

(3)	Incorporated by reference from Amendment No. 1 to the Registrant’s Registration Statement on Form 10 file no. 000-54928, originally filed on May 13, 2014.

(5)	Incorporated by reference from Registrant’s Current Report on Form 8-K (File No. 000-54928), filed with the Commission on July 25, 2014.

(6)	Incorporated by reference from the Registrant’s Amendment to Current Report on Form 8-K/A (File No. 000-54928) filed with the Commission on July 29, 2014.

(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-54928), filed with the Commission on July 29, 2014.

(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-54928), filed with the Commission on August 22, 2014.

(9)	Incorporated by reference the Registrant’s Current Report on Form 8-K (File No. 000-54928), filed with the Commission on September 24, 2014.

(10)	Incorporated by reference the Registrant’s Current Report on Form 8-K (File No. 000-54928), filed with the Commission on December 22, 2014.

(11)	Incorporated by reference the Registrant’s Current Report on Form 8-K (File No. 000-54928), filed with the Commission on December 30, 2014.

(12)	Incorporated by reference the Registrant’s Current Report on Form 8-K (File No. 000-54928), filed with the Commission on January 26, 2015.

(13)	Incorporated by reference the Registrant’s Current Report on Form 8-K (File No. 000-54928), filed with the Commission on February 2, 2015.

(14)	Incorporated by reference to the Amendment No. 1 to the Registrant’s Registration Statement on Form 10 File No. 000-54928, filed with the Commission on March 31, 2014.

(15)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-198441), filed with the Commission on August 28, 2014.

(16)	Incorporated by reference to Amendment No. 1 to the Registrant’s Current Report on Form 8-K (File No. 000-54928), filed with the Commission on March 25, 2015.

(17)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-54928), filed with the Commission on October 21, 2015.

(18)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-54928), filed with the Commission on March 25, 2015.

(19)	Incorporated by reference to Amendment No. 2 to the Registrant’s Current Report on Form 8-K (File No. 000-54928), filed with the Commission on March 25, 2015.

(20)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-54928) filed with the Commission on February 6, 2015.

(21)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-54928) filed with the Commission on March 26, 2015.

(22)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-54928) filed with the Commission on April 3, 2015.

(23)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-54928) filed with the Commission on April 24, 2015.

(24)	Incorporated by reference to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-203299) filed with the Commission on May 11, 2015.

(25)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-54928) filed with the Commission on August 14, 2015.

(26)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-54928) filed with the Commission on July 7, 2015.

(27)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-54928) filed with the Commission on August 19, 2015.

(28)	Incorporated by reference to the Registrant’s first Current Report on Form 8-K (File No. 000-54928) filed with the Commission on August 26, 2015.

(29)	Incorporated by reference to the Registrant’s second Current Report on Form 8-K (File No. 000-54928) filed with the Commission on August 26, 2015.

(30)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-54928) filed with the Commission on September 11, 2015.

(31)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-54928) filed with the Commission on September 18, 2015.

(32)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-54928) filed with the Commission on September 28, 2015.

(33)	Incorporated by reference to the Registrant’s first Current Report on Form 8-K (File No. 000-54928) filed with the Commission on October 2, 2015.

(34)	Incorporated by reference to the Registrant’s second Current Report on Form 8-K (File No. 000-54928) filed with the Commission on October 2, 2015.

(35)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-54928) filed with the Commission on November 12. 2015.

(36)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-54928) filed with the Commission on November 17, 2015.

(37)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-54928) filed with the Commission on December 29, 2015.

(38)	Incorporated by reference from Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-207464) filed with the Commission on January 20, 2016.

(39)	Incorporated by reference from the Registrant’s Amendment to Current Report on Form 8-K/A (File No. 000-54928) filed with the Commission on January 20, 2016.

(40)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-54928) filed with the Commission on February 11 , 2016.

(41)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-54928) filed with the Commission on February 23, 2016.

(42)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-54928) filed with the Commission on March 18, 2016.

(43)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-54928) filed with the Commission on March 22, 2016.

(44)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-54928), filed with the Commission on January 28, 2016.

(45)	Incorporated by reference to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-207464) filed with the Commission on December 1, 2015.

(46)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-207464) filed with the Commission on October 16, 2015.

(47)	Incorporated by reference to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-207464) filed with the Commission on December 1, 2015.

(48)	Incorporated by reference to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-207464) filed with the Commission on December 10, 2015.

(49)	Incorporated by reference to Registrant’s Amendment No. 1 to Annual Report on Form 10-K (File No. 000-54928) filed with the Commission on April 29, 2016.

(50)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-54928), filed with the Commission on May 3, 2016.

(51)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-54928) filed with the Commission on May 20, 2016.

(52)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-54928) filed with the Commission on October 21, 2016.

(53)	Incorporated by reference to Registrant’s Amendment No. 1 to the Current Report on Form 8-K (File No. 000-54928), filed with the Commission on May 5, 2017.

(54)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-54928), filed with the Commission on August 23, 2017.

(55)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-54928) filed with the Commission on December 21, 2017.

(56)	Incorporated by reference to the Registrant’s Annual report on Form 10-A (File No. 000-54928) filed with the Commission on April 13, 2016

+	Management compensatory arrangement
^	Confidential treatment granted
***	Furnished herewith

Item 16.	Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Notis Global, Inc.

Date: January 7, 2019	By:	/s/ Ned L. Siegel
Ned L. Siegel
Executive Chairman
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

POWER OF ATTORNEY

KNOW ALL THESE PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Ned L. Siegel, his attorney-in-fact, with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Ned L. Siegel		January 7, 2019
Ned L. Siegel	Executive Chairman

/s/ Charles K. Miller		January 7, 2019
Charles K. Miller	Director

/s/ Andrew Kantarzhi		January 7, 2019
Andrew Kantarzhi	Director

/s/ Judith Hammerschmidt		January 7, 2019
Judith Hammerschmidt	Director

/s/ Thomas Gallo		January 7, 2019
Thomas Gallo	Director

