Form 10-K/A
period 2016-12-31
Notis Global, Inc.
filed 2019-01-11
CIK 1547996

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Amendment No. 1

To

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

Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

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

Explanatory Note

This Amendment No. 1 (this “Amendment”) to the annual report on Form 10-K of Notis Global, Inc. (the “Company”) for the year ended December 31, 2016, as filed with the Securities and Exchange Commission on January 8, 2019 (“Original Filing”), is being filed solely to correct a typographical error on the cover page of the Original Filing, to check the box marked “No” with respect to whether the Company is a shell company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934.

Except as stated herein, this Amendment does not reflect events occurring after the Original Filing and no attempt has been made in this Amendment to modify or update other disclosures as presented in the Original Filing.

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

3.	Exhibit Index

The following is a list of exhibits filed as part of this Form 10-K:

EXHIBIT INDEX

3.1	Articles of Incorporation filed with the Secretary of State on June 16, 1977 (1)

3.2	Certificate of Amendment of Articles of Incorporation filed with the Secretary of State on September 18, 1998 (1)

3.3	Certificate of Amendment of Articles of Incorporation filed with the Secretary of State on May 12, 2000 (1)

3.4	Certificate of Amendment of Articles of Incorporation filed with the Secretary of State on November 16, 2006 (1)

3.5	Certificate of Amendment of Articles of Incorporation filed with the Secretary of State on January 11, 2008 (1)

3.6	Certificate of Amendment of Articles of Incorporation filed with the Secretary of State on August 4, 2009 (1)

3.7	Certificate of Amendment of Articles of Incorporation filed with the Secretary of State on August 21, 2009 (1)

3.8	Certificate of Amendment of Articles of Incorporation filed with the Secretary of State on February 14, 2011 (1)

3.9	Certificate of Amendment of Articles of Incorporation filed with the Secretary of State on August 30, 2011 (1)

3.10	Certificate of Amendment of Articles of Incorporation filed with the Secretary of State on July 15, 2013 (2)

3.11	Certificate of Amendment of Articles of Incorporation filed with the Secretary of State on October 27, 2015 (45)

3.12	Amended and Restated Bylaws of Medbox, Inc. dated July 11, 2013 (2)

3.13	Amendment No. 1 to Restated Bylaws of Medbox, Inc. dated December 16, 2014 (10)

3.14	Amendment No. 2 to Amended and Restated Bylaws of Medbox Inc. dated December 22, 2014 (11)

3.15	Articles of Merger, as filed with the Secretary of State of the State of Nevada on January 21, 2016 (44)

10.9	Form of Securities Purchase Agreement (5)

10.10	Form of Registration Rights Agreement (5)

10.11	Form of Debenture (5)

10.13	Form of 2015 Siegel and Lowe Warrant (56)

10.14	Securities Purchased Agreement (9)

10.15	Registration Rights Agreement (9)

10.16	Form of Debenture (9)

10.17	Amendment No. 1 to Securities Purchase Agreement (9)

10.18	Agreement, dated January 21, 2015, by and among the Company, P. Vincent Mehdizadeh and PVM International, Inc., and Invent Chase, Incorporated (12)

10.19	Voting Agreement, dated January 21, 2015, by and among the Company, P. Vincent Mehdizadeh, PVM International, Inc. and Vincent Chase, Incorporated (12)

10.20	Form of Purchase Agreement Amendment – July 2014 Financing (13)

10.21	Form of Amended and Restated Debenture – July 2014 Financing (13)

10.22	Form of Modified Debenture – July 2014 Financing (13)

10.23	Form of Debenture Agreement Amendment – July 2014 Financing (13)

10.24	Form of Warrant – July 2014 Financing (13)

10.25	Form of Purchase Agreement Amendment – September 2014 Financing (13)

10.26	Form of Amended and Restated Debenture – September 2014 Financing (13)

10.27	Form of Modified Debenture – September 2014 Financing (13)

10.28	Form of Debenture Agreement Amendment – September 2014 Financing (13)

10.29	Form of Warrant – September 2014 Financing (13)

10.30	Form of Subordinated Convertible Siegel and Lowe Note (13)

10.31	Medbox, Inc. 2014 Equity Incentive Plan (15)

10.33	Siegel Director Retention Agreement (19)+

10.35	Form of Amendment to Director Retention Agreement (21)+

10.39	Exclusive Trademark and Patent License Agreement Between PVM International, Inc. and Medbox, Inc., dated as of April 1, 2013 (1)

10.40	Promissory Note issued to PVMI dated January 1, 2012 (2)

10.43	Second Amended and Restated Technology License Agreement, dated February 27, 2014, between Bio-Tech Medical Software, Inc. and Medbox, Inc. (3)

10.44	Amendment to Purchase Agreement Amendment (22)

10.45	Written Waiver Agreement (22)

10.46	Debenture Amendment Agreement (22)

10.47	Amendment to Amendment Modification and Supplement to Securities Purchase Agreement, dated April 8, 2015 (23)

10.48	Second Amendment to Amendment Modification and Supplement to Securities Purchase Agreement, dated April 24, 2015 (23)

10.49	Second Written Waiver Agreement, dated April 24, 2015 (23)

10.50	Third Amendment to Amendment Modification and Supplement to Securities Purchase Agreement, dated May 15, 2015 (24)

10.51	Third Written Waiver Agreement, dated May 15, 2015 (24)

10.53	Promissory Note, dated June 30, 2015 (26)

10.55	First Amendment to Voting Agreement, dated August 11, 2015 among the Company, the VM Group and each member of the board of directors of the Company (27)

10.56	Form of Securities Purchase Agreement, dated August 14, 2015 between the Company and the August 14 Investor (27)

10.57	Registration Rights Agreement, dated August 14, 2015 between the Company and the August 14 Investor (27)

10.58	Form of Debenture between the Company and the August 14 Investor (27)

10.59	Second Amendment to Voting Agreement, dated August 21, 2015 among the Company, the VM Group and each member of the board of directors of the Company (28)

10.60	Securities Purchase Agreement, dated August 20, 2015 between the Company and the August 20 Investor (29)

10.61	Registration Rights Agreement, dated August 20, 2015 between the Company and the August 20 Investor (29)

10.62	Form of Debenture under August 20 Securities Purchase Agreement (29)

10.63	Form of Warrant under August 20 Securities Purchase Agreement (29)

10.64	Form of Security Agreement, dated August 21, 2015 between the Company and certain investors (29)

10.65	First Amendment to Securities Purchase Agreement, dated September 4, 2015, among the Company and the August 14 Investor (30)

10.66	Supplemental Agreement, dated September 18, 2015 between the Company and the September 2014 Investor (31)

10.67	September 2014 Warrant Amendment, dated September 18, 2015 (31)

10.68	Side Letter, dated September 22, 2015, to Securities Purchase Agreements, dated August 14, 2015 and July 21, 2014, as amended, and the 10% Convertible Debentures issued thereunder, among the Company and the August 14 Investor (32)

10.69	Supplemental Agreement, dated September 28, 2015 between the Company and the July 2014 Investor (33)

10.70	July 2014 Warrant Amendment, dated September 28, 2015 (33)

10.71	Side Letter, dated September 29, 2015, to Securities Purchase Agreement, dated September 19, 2014, as amended, the 5% Convertible Debenture issued April 3, 2015 thereunder, and Securities Purchase Agreement, dated August 20, 2015, as amended, among the Company and the August 20 Investor (34)

10.72	Purchase Agreement, dated October 14, 2015 between the Company and the October 2015 Investor (46)

10.73	Form of Debenture between the Company and the October 2015 Investor (46)

10.74	Agreement of Purchase and Sale of Membership Interest entered into July 23, 2015 between and East West Secured Development, LLC and the Company of 100% of the membership interest of EWSD I, LLC (35)

10.75	Secured Promissory Note of EWSD (35)

10.76	Deed of Trust securing Promissory Note (35)

10.77	Assignment of Rents and Leases encumbering the real property (35)

10.78	Unsecured Promissory Note (35)

10.79	Second Supplemental Agreement dated November 16, 2015 between the Company and the August 20 Investor (36)

10.80	Joint Venture Agreement, dated November 4, 2015, between Mark Marsh and the Company (47)

10.81	Second Amendment to Securities Purchase Agreement, dated December 9, 2015, between the Company and the August 14 Investor (48)

10.82	Debenture Amendment and Restriction Agreement, dated December 24, 2016 among the Company and the August 14 Investor and the July 2015 Investor (37)

10.83	Promissory Note, dated December 24, 2015, issued to the August 14 Investor (37)

10.84	Purchase and Assignment Agreement, dated December 28, 2015 among the August 14 Investor and certain affiliates thereof and the December 2015 Investor (38)

10.85	Farming Agreement, dated December 18, 2015 among the Company, EWSD I, LLC, and Whole Hemp Company, LLC (38)^

10.86	Grower’s Distributor Agreement, dated December 18, 2015 between the Company and Whole Hemp Company, LLC (38)^

10.87	Form of Whole Hemp Warrant, dated December 18, 2015 (56)

10.89	February 10 2016 Note Purchase Agreement, dated February 10, 2016 between the Company and the February 10 2016 Investor (40)

10.90	February 10 2016 Form of Promissory Note (40)

10.91	February 18 2016 Investor Securities Purchase Agreement, dated February 18, 2016 between the Company and the February 18 2016 Investor (41)

10.92	February 18 2016 Investor Form of Warrant (41)

10.93	March 2016 Related Party Financing Form of Convertible Note (42)

10.94	March 2016 Related Party Financing Form of Warrant (42)

10.95	March 15 2016 Investor Note Purchase Agreement, dated March 15, 2016 between the Company and the March 15 2016 Investor (43)

10.96	March 15 2016 Investor First Promissory Note (43)

10.97	March 15 2016 Investor Form of Second Promissory Note (43)

10.99	Form of Second Amendment to Director Retention Agreement+ (49)

10.100	Form of Lock-Up Agreement (50)

10.101	First Amended and Restated Grower’s Distributor Agreement, dated March 11, between EWSD I, LLC and Whole Hemp Company, LLC^ (51)

10.102	First Amended and Restated Farming Agreement dated March 14, between the Company, EWSD I, LLC and Whole Hemp Company, LLC^ (51)

10.103	Administrative Services Agreement, dated March 14, between the Company and EWSD I, LLC (51)

10.104	Securities Purchase Agreement, dated May 20, 2016, between the Company and the May 23 2016 Investor (52)

10.105	May 23 2016 Investor Convertible Promissory Note (52)

10.106	Form of May 23 2016 Investor Note (52)

10.107	Membership Interest Pledge Agreement, dated May 20, 2016, between the Company and the May 23 2016 Investor (52)

10.108	Securities Purchase Agreement, dated June 22, 2016, between the Company and the June 22 2016 Investor (52)

10.109	Equity Purchase Agreement, dated June 22, 2016, between the Company and the June 22 2016 Investor (52)

10.110	Registration Rights Agreement, dated June 22, 2016, between the Company and the June 22 2016 Investor (52)

10.111	June 22 2016 Investor Convertible Bridge Debenture (52)

10.112	June 22 2016 Investor Convertible Commitment Debenture (52)

10.113	Contract to Buy and Sell Real Estate, dated June 15, 2016 (52)

10.114	Securities Purchase Agreement, dated June 30, 2016, between the Company and the June 30 2016 Investor (52)

10.115	Form of June 30 2016 Investor Convertible Debenture (52)

10.116	Security Agreement, dated June 30, 2016, between the Company and the June 30 2016 Investor (52)

10.117	June 30 2016 Investor Guarantee (52)

10.119	Settlement Agreement and Mutual General Release, with effective date of August 16, 2017 (54)

10.122	Common Stock Purchase Warrant in favor of Trava LLC, dated March 16, 2017 (55)

10.123	Management Services Agreement for the Pueblo, Colorado, facility between Trava LLC and the Company and certain of its subsidiaries, dated May 31, 2017 (55)

10.124	Form of Convertible Note Purchase Agreement between Trava LLC and the Company (55)

10.125	Form of 10% Senior Secured Convertible Promissory Note between Trava LLC and the Company (55)

10.126	Form of Convertible Note Purchase Agreement between certain investors and the Company (55)

10.127	Form of 10% Senior Secured Convertible Promissory Note between certain investors and the Company (55)

10.128	Form of Amended and Restated Security and Pledge Agreement of the Company in favor of certain investors (55)

10.129	Exchange Agreement (57)

10.130	The Forbearance Agreement entered into with YA II PN, LTD, Hudson Street, LLC, and the Company on October 31, 2018. (57)

10.131	Management Services Agreement dated May 31, 2017 between the Company and EWSD I, LLC and Pueblo Agriculture Supply and Equipment LLC, and Trava LLC (55)

21.1	Subsidiaries of Notis Global, Inc. (57)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference from the Registrant’s Registration Statement on Form 10 file no. 000-54928, originally filed on April 10, 2013.

(2)	Incorporated by reference from the Registrant’s Registration Statement on Form S-1, as amended, file no. 333-189993, originally filed on July 17, 2013.

(3)	Incorporated by reference from Amendment No. 1 to the Registrant’s Registration Statement on Form 10 file no. 000-54928, originally filed on May 13, 2014.

(5)	Incorporated by reference from Registrant’s Current Report on Form 8-K (File No. 000-54928), filed with the Commission on July 25, 2014.

(6)	Incorporated by reference from the Registrant’s Amendment to Current Report on Form 8-K/A (File No. 000-54928) filed with the Commission on July 29, 2014.

(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-54928), filed with the Commission on July 29, 2014.

(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-54928), filed with the Commission on August 22, 2014.

(9)	Incorporated by reference the Registrant’s Current Report on Form 8-K (File No. 000-54928), filed with the Commission on September 24, 2014.

(10)	Incorporated by reference the Registrant’s Current Report on Form 8-K (File No. 000-54928), filed with the Commission on December 22, 2014.

(11)	Incorporated by reference the Registrant’s Current Report on Form 8-K (File No. 000-54928), filed with the Commission on December 30, 2014.

(12)	Incorporated by reference the Registrant’s Current Report on Form 8-K (File No. 000-54928), filed with the Commission on January 26, 2015.

(13)	Incorporated by reference the Registrant’s Current Report on Form 8-K (File No. 000-54928), filed with the Commission on February 2, 2015.

(14)	Incorporated by reference to the Amendment No. 1 to the Registrant’s Registration Statement on Form 10 File No. 000-54928, filed with the Commission on March 31, 2014.

(15)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-198441), filed with the Commission on August 28, 2014.

(16)	Incorporated by reference to Amendment No. 1 to the Registrant’s Current Report on Form 8-K (File No. 000-54928), filed with the Commission on March 25, 2015.

(17)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-54928), filed with the Commission on October 21, 2015.

(18)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-54928), filed with the Commission on March 25, 2015.

(19)	Incorporated by reference to Amendment No. 2 to the Registrant’s Current Report on Form 8-K (File No. 000-54928), filed with the Commission on March 25, 2015.

(20)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-54928) filed with the Commission on February 6, 2015.

(21)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 000-54928) filed with the Commission on March 26, 2015.

(22)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-54928) filed with the Commission on April 3, 2015.

(23)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-54928) filed with the Commission on April 24, 2015.

(24)	Incorporated by reference to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-203299) filed with the Commission on May 11, 2015.

(25)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-54928) filed with the Commission on August 14, 2015.

(26)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-54928) filed with the Commission on July 7, 2015.

(27)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-54928) filed with the Commission on August 19, 2015.

(28)	Incorporated by reference to the Registrant’s first Current Report on Form 8-K (File No. 000-54928) filed with the Commission on August 26, 2015.

(29)	Incorporated by reference to the Registrant’s second Current Report on Form 8-K (File No. 000-54928) filed with the Commission on August 26, 2015.

(30)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-54928) filed with the Commission on September 11, 2015.

(31)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-54928) filed with the Commission on September 18, 2015.

(32)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-54928) filed with the Commission on September 28, 2015.

(33)	Incorporated by reference to the Registrant’s first Current Report on Form 8-K (File No. 000-54928) filed with the Commission on October 2, 2015.

(34)	Incorporated by reference to the Registrant’s second Current Report on Form 8-K (File No. 000-54928) filed with the Commission on October 2, 2015.

(35)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-54928) filed with the Commission on November 12. 2015.

(36)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-54928) filed with the Commission on November 17, 2015.

(37)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-54928) filed with the Commission on December 29, 2015.

(38)	Incorporated by reference from Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-207464) filed with the Commission on January 20, 2016.

(39)	Incorporated by reference from the Registrant’s Amendment to Current Report on Form 8-K/A (File No. 000-54928) filed with the Commission on January 20, 2016.

(40)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-54928) filed with the Commission on February 11 , 2016.

(41)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-54928) filed with the Commission on February 23, 2016.

(42)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-54928) filed with the Commission on March 18, 2016.

(43)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-54928) filed with the Commission on March 22, 2016.

(44)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-54928), filed with the Commission on January 28, 2016.

(45)	Incorporated by reference to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-207464) filed with the Commission on December 1, 2015.

(46)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-207464) filed with the Commission on October 16, 2015.

(47)	Incorporated by reference to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-207464) filed with the Commission on December 1, 2015.

(48)	Incorporated by reference to Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-207464) filed with the Commission on December 10, 2015.

(49)	Incorporated by reference to Registrant’s Amendment No. 1 to Annual Report on Form 10-K (File No. 000-54928) filed with the Commission on April 29, 2016.

(50)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-54928), filed with the Commission on May 3, 2016.

(51)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-54928) filed with the Commission on May 20, 2016.

(52)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-54928) filed with the Commission on October 21, 2016.

(53)	Incorporated by reference to Registrant’s Amendment No. 1 to the Current Report on Form 8-K (File No. 000-54928), filed with the Commission on May 5, 2017.

(54)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 000-54928), filed with the Commission on August 23, 2017.

(55)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-54928) filed with the Commission on December 21, 2017.

(56)	Incorporated by reference to the Registrant’s Annual report on Form 10-K (File No. 000-54928) filed with the Commission on April 13, 2016.

(57)	Incorporated by reference to the Registrant’s Annual report on Form 10-K (File No. 000-54928) filed with the Commission on January 8, 2017.

+	Management compensatory arrangement
^	Confidential treatment granted
***	Furnished herewith

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Notis Global, Inc.

Date: January 10, 2019	By:	/s/ Ned L. Siegel
Ned L. Siegel
Executive Chairman
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Ned L. Siegel		January 10, 2019
Ned L. Siegel	Executive Chairman

/s/ Charles K. Miller*		January 10, 2019
Charles K. Miller	Director

/s/ Andrew Kantarzhi*		January 10, 2019
Andrew Kantarzhi	Director

/s/ Judith Hammerschmidt*		January 10, 2019
Judith Hammerschmidt	Director

/s/ Thomas Gallo*		January 10, 2019
Thomas Gallo	Director

*By:	/s/ Ned L. Siegel	January 10, 2019
Ned L. Siegel
Attorney-in-Fact