Form 10-Q
period 2017-03-31
Notis Global, Inc.
filed 2019-11-27
CIK 1547996

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________

Commission File Number 000-54928

NOTIS GLOBAL, INC.

(Exact Name of Registrant as Specified in its Charter)

Nevada	30-0893689
State or Other Jurisdiction of Incorporation or Organization	I.R.S. Employer Identification No.

65 Mechanic Street, Red Bank, New Jersey	07701
Address of Principal Executive Offices	Zip Code

[*]

Registrant’s Telephone Number, Including Area Code

1715 Highway 35 North, Suite 101, Middletown, NJ 07748

Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [X]	Smaller reporting company [X]

Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

As of November 26, 2019, the Company had 10,000,000,000 shares of common stock, par value $0.001 per share, outstanding.

NOTIS GLOBAL, INC.

NOTIS GLOBAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2017	2016
	(unaudited)
Assets
Current assets
Cash	$164,033	$23,967
Capitalized agricultural costs	288,003	160,131
Prepaid expenses and other current assets	99,349	92,976
Assets of discontinued operations	2,492	2,522
Total current assets	553,877	279,596

Property and equipment, net	6,621,931	6,712,369
Total assets	$7,175,808	$6,991,965

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$7,023,896	$6,009,827
Accrued expenses	2,601,169	2,187,393
Accounts payable and accrued expenses - related parties	588,134	727,893
Liabilities of discontinued operations	1,021,993	1,020,127
Current portion of notes payable, net	4,079,110	3,367,478
Notes payable – related parties	289,866	289,866
Convertible notes payable, net	15,497,090	8,645,442
Convertible notes payable – related parties	105,000	105,000
Due on demand note	287,431	-
Share restriction liability	51,747	-
Derivative liability	17,996,473	15,635,947
Warrant liability	2,994,260	14,430
Total current liabilities	52,536,169	38,003,403

Notes payable, less current portion	-	4,093,272
Total liabilities	52,536,169	42,096,675
Commitments and contingencies (Note 9)	-	-
Stockholders’ deficit
Preferred stock, $0.001 par value: 10,000,000 authorized; 0 issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	-	-
Common stock, $0.001 par value: 10,000,000,000 authorized, 9,944,548,868 and 9,942,223,868 issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	9,944,549	9,942,224
Additional paid-in capital	46,606,987	46,606,283
Treasury stock	(1,209,600)	(1,209,600)
Accumulated deficit	(100,702,297)	(90,443,617)
Total stockholders’ deficit	(45,360,361)	(35,104,710)
Total liabilities and stockholders’ deficit	$7,175,808	$6,991,965

See notes to condensed consolidated financial statements.

NOTIS GLOBAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	For the three months ended
	March 31,
	2017	2016

Revenue	$89,390	$139,228

Operating expenses
Cost of revenues	64,685	99,763
General and administrative	1,100,504	3,594,055
Total operating expenses	1,165,189	3,693,818
Loss from operations	(1,075,799)	(3,554,590)

Other income (expense)
Interest expense, net	(9,218,472)	(4,631,508)
Change in fair value of derivative liabilities	656,295	8,879,586
Change in fair value of warrant liability	(599)	555,973
Gain on sale of interest in subsidiary	-	299,571
Loss on failed business combination	(799,910)	-
Other income (expense)	183,000	(22,786)
Total other income (expense)	(9,179,686)	5,080,836

Net income (loss) from continuing operations	(10,255,485)	1,526,246

Discontinued operations
Net loss from discontinued operations	(3,195)	(278,444)

Income (loss) before provision for income taxes	(10,258,680)	1,247,802

Net income (loss)	$(10,258,680)	$1,247,802

Loss per share attributable to common stockholders
Basic and diluted loss per share – continuing operations	(0.00)	0.00
Basic and diluted loss per share from discontinued operations	(0.00)	(0.00)
Basic and diluted loss per share	$(0.00)	$0.00
Weighted average shares outstanding
Basic	9,943,779,424	311,760,253
Diluted	9,943,779,424	6,058,529,459

Other comprehensive income (loss)
Net income (loss)	(10,258,680)	1,247,803
Unrealized gain from marketable securities	-	3,134
Comprehensive income (loss)	$(10,258,680)	$1,250,937

See notes to condensed consolidated financial statements.

NOTIS GLOBAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months ended March 31,
	2017	2016
Cash flows from operating activities
Net income (loss)	(10,258,680)	1,247,803
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	90,438	462,300
Provisions and allowances	-	70,000
Gain on sale of interest in subsidiary	-	(299,571)
Change in fair value of marketable securities	-	(3,134)
Change in fair value of derivative liability	(656,295)	(8,879,586)
Change in fair value of warrant liability	599	(555,973)
Amortization of debt discount	1,568,055	1,868,077
Financing costs	2,785,920	2,515,843
Note principal increase upon default	3,857,877	-
Loss on failed business combination	799,910	-
Stock based compensation	54,776	576,098
Changes in operating assets and liabilities:
Accounts receivable	-	113,717
Inventory	-	(106,589)
Capitalized agricultural costs	(127,872)	-
Prepaid insurance	-	172,810
Prepaid expenses and other current assets	(6,373)	(5,907)
Deferred costs	-	(76,000)
Accounts payable	979,027	(836,226)
Accrued expenses	413,776	(545,674)
Accrued expenses - Related parties	(139,759)	124,792
Deferred revenue	-	(12,014)
Net cash used in operating activities	(638,601)	(4,169,234)

Changes related to discontinued operations	1,896	3,317,945

Cash flows from investing activities
Issuance of note receivable	-	(10,000)
Payments made for investment in PCH	(386,453)	-
Proceeds from sale of assets of subsidiary	-	35,000
Proceeds received for sale of interest held in subsidiary	-	299,571
Net cash provided by (used in) by investing activities	(386,453)	324,571

Cash flows from financing activities
Proceeds from issuance of notes payable	-	367,750
Proceeds from issuance of notes payable, related party	-	41,667
Payments on notes payable	(21,660)	(1,026,390)
Payments on notes payable – related party	-	(2,500)
Proceeds from issuance of demand loan	287,431	-
Exercise of employee stock options	-	16,000
Proceeds from issuance of convertible notes payable, net of fees	1,261,000	1,040,001
Payments on convertible notes payable	(363,547)	-
Proceeds from issuance of convertible notes payable – related party, net	-	105,000
Net cash provided by financing activities	1,163,224	541,528

Net change in cash and cash equivalents	140,066	14,809
Cash, beginning of year	23,967	52,834
Cash, end of year	$164,033	$67,643

Supplemental disclosures of cash flow information:

Cash paid for interest	$89,520	$38,595

Non-cash investing and financing activities:
Common stock issued upon debt conversion	$-	$2,700,003
Common stock issued for accounts payable	$-	$12,500
Account payable assigned to note payable	$7,500	$-
Account payable assigned to convertible note payable	$37,500
Original issue discount on note payable	$11,940
Exchange of notes payable and accrued interest to convertible note payable	$3,966,199
Issuance of note payable for financing costs	$-	$700,000
Issuance of warrants in connection with convertible debentures	$2,979,230	$-
Debt discount additions for notes payable	$230,901	$-
Common stock issued for settlements	$2,000	$-

See notes to condensed consolidated financial statements.

NOTIS GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BUSINESS ORGANIZATION, NATURE OF OPERATIONS

Business Description

Notis Global, Inc. (formerly Medbox, Inc.), which is incorporated in the state of Nevada (the “Company”), provides specialized services to the hemp and marijuana industry, distributes hemp product processed by contractual partners and through March 31, 2017, owned independently and through affiliates, real property and licenses that it leased and assigned or sublicensed to partner cultivators and operators in return for a percentage of revenues or profits from sales and operations. Prior to 2016, through its consulting services, the Company worked with clients who sought to enter the medical and cultivation marijuana markets in those states where approved. In 2015, the Company expanded into hemp cultivation with the acquisition of a 320-acre farm (the “Farm”) in Colorado by the Company’s wholly-owned subsidiary, EWSD I, LLC (“EWSD”). The farm was operated by an independent farming partner until the relationship was terminated in May 2016. In addition, through its wholly-owned subsidiary, Vaporfection International, Inc. (“VII”), the Company sold a line of vaporizer and accessory products online and through distribution partners. On March 28, 2016, the Company sold the assets of VII and exited the vaporizer and accessory business. As of December 31, 2016, the Company was headquartered in Los Angeles, California. As of the date of filing of this Quarterly Report, the Company was headquartered in Red Bank, New Jersey.

Effective January 28, 2016, the Company changed its legal corporate name from Medbox, Inc., to Notis Global, Inc. The name change was effected through a parent/subsidiary short-form merger pursuant to Section 92A.180 of the Nevada Revised Statutes. Notis Global, Inc., the Company’s wholly-owned Nevada subsidiary formed solely for the purpose of the name change, was merged with and into the Company, with Notis Global, Inc. as the surviving entity. The merger had the effect of amending the Company’s Articles of Incorporation to reflect the new legal name of the Company. There were no other changes to the Company’s Articles of Incorporation. The Company’s Board of Directors approved the name-change.

Notis Global, Inc., operates the business directly and through the utilization of three primary operating subsidiaries, as follows:

●	EWSD I, LLC, a Delaware limited liability company that owns property in Colorado.

●	Pueblo Agriculture Supply and Equipment, LLC, a Delaware limited liability company that was established to own extraction equipment.

●	Shi Cooperative, LLC, a Colorado limited liability company that contracts with third-party farmers to cultivate hemp in, among other areas, Colorado, Nevada, and Oklahoma.

●	San Diego Sunrise, LLC, a California corporation to hold San Diego, California dispensary operations. (As of June 30, 2016, the Company sold its interest in San Diego Sunrise, LLC.)

●	Prescription Vending Machines, Inc., a California corporation, d/b/a Medicine Dispensing Systems in the State of California (“MDS”), which previously distributed our Medbox product and provided related consulting services.

●	Vaporfection International, Inc., a Florida corporation through which we distributed our medical vaporizing products and accessories. (All the assets of which were sold during the three months ended March 31, 2016).

●	Medbox Property Investments, Inc., a California corporation specializing in real property acquisitions and leases for dispensaries and cultivation centers. This corporation currently owns no real property.

During December 2016 the Company’s Board of Directors and management completed a strategic shift and completely exited the vapor and medical cannabis dispensing line. (See Note 9)

On April 15, 2016, at a special meeting of the stockholders of the Company, the stockholders of the Company holding a majority of the total shares of outstanding common stock (the “Common Stock”) of the Company voted to amend the Company’s Articles of Incorporation to increase the number of authorized shares of Common Stock from 400,000,000 to 10,000,000,000 (the “Certificate of Amendment”). The Certificate of Amendment was filed with the Nevada Secretary of State and was declared effective on April 18, 2016.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The Condensed Consolidated Financial Statements were prepared on a going concern basis. The going concern basis assumes that the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of business. During the three months ended March 31, 2017, the Company had a net loss from operations of approximately $10.2 million, negative cash flow from operations of $638,601 and negative working capital of $51.9 million. During the year ended December 31, 2016, the Company had a net loss of approximately $17.7 million, negative cash flow from operations of $3.5 million and negative working capital of $38 million. The Company will need to raise capital in order to fund its operations. On September 22, 2016, the Company received notice of an Event of Default and Acceleration from one of its lenders regarding a Promissory Note issued on March 14, 2016. As of the date of this filing, the Company is in default on all notes outstanding. The Company is unable to predict the outcome of these matters, however, legal action taken by the Company’s lenders could have a material adverse effect on the financial condition, results of operations and/or cash flows of the Company and its ability to raise funds in the future. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. The ability to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.

The Condensed Consolidated Financial Statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management’s plans include:

The Company expects that the acquisition of EWSD, which owns a 320-acre farm in Pueblo, Colorado, will generate recurring revenues for the Company through farming hemp, extracting and selling CBD oil, and collecting fees from production related to extracting CBD oil for other farmers, while controlling the full production cycle to ensure consistent quality. Lastly, management is actively seeking additional financing over the next few months to fund operations.

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

On May 24, 2016, the Company received a notice from the OTC Markets Group, Inc. (“OTC Markets”) that the Company’s bid price was below $0.01 and that the Company did not meet the Standards for Continued Eligibility for OTCQB pursuant to OTC Markets’ Standards. If the bid price did not close at or above $0.01 for ten consecutive trading days by November 20, 2016, the Company would be moved to the OTC Pink marketplace. Additionally, on September 9, 2016, the Company received notice from the OTC that OTC Markets would move the Company’s listing from the OTCQB market to OTC Pink marketplace, if the Company did not file its Quarterly Report on Form 10-Q for the period ended June 30, 2016 by September 30, 2016. On or about October 1, 2016, the Company moved to the OTC Pink marketplace. These actions might also impact the Company’s ability to obtain funding.

Basis of Presentation - Unaudited Interim Financial Information

The accompanying unaudited interim condensed consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) with respect to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim condensed consolidated financial statements furnished reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the year ended December 31, 2016.

Principles of Consolidation

The Condensed Consolidated Financial Statements include the accounts of Notis Global, Inc. and its wholly-owned subsidiaries, as named in Note 1 above. All intercompany transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

Critical accounting estimates are estimates for which (a) the nature of the estimate is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change and (b) the impact of the estimate on financial condition or operating performance is material. The Company’s critical accounting estimates and assumptions affecting the financial statements were:

(i)	Assumption as a going concern: Management assumes that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

(ii)	Fair value of long-lived assets: Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives. The Company considers the following to be some examples of important indicators that may trigger an impairment review: (i) significant under-performance or losses of assets relative to expected historical or projected future operating results; (ii) significant changes in the manner or use of assets or in the Company’s overall strategy with respect to the manner or use of the acquired assets or changes in the Company’s overall business strategy; (iii) significant negative industry or economic trends; (iv) increased competitive pressures; (v) a significant decline in the Company’s stock price for a sustained period of time; and (vi) regulatory changes. The Company evaluates acquired assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events.

(iii)	Valuation allowance for deferred tax assets: Management assumes that the realization of the Company’s net deferred tax assets resulting from its net operating loss (“NOL”) carry–forwards for Federal income tax purposes that may be offset against future taxable income was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by a full valuation allowance. Management made this assumption based on (a) the Company has incurred recurring losses, (b) general economic conditions, and (c) its ability to raise additional funds to support its daily operations by way of a public or private offering, among other factors.

(iv)	Estimates and assumptions used in valuation of equity instruments: Management estimates expected term of share options and similar instruments, expected volatility of the Company’s common shares and the method used to estimate it, expected annual rate of quarterly dividends, and risk-free rate(s) to value share options and similar instruments.

These significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to these estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable in relation to the financial statements taken as a whole under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Management regularly evaluates the key factors and assumptions used to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience, and reasonable assumptions. After such evaluations, if deemed appropriate, those estimates are adjusted accordingly.

Actual results could differ from those estimates.

Discontinued Operations

US GAAP requires the results of operations of a component of an equity that either has been disposed of or is classified as held for sale to be reported as discontinued operations in the Condensed Consolidated Financial Statements if the sale or disposition represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results.

Concentrations of Credit Risk

The Company maintains cash balances at several financial institutions that are insured by the Federal Deposit Insurance Corporation up to $250,000. The Company has not experienced any losses in such accounts and periodically evaluates the credit worthiness of the financial institutions and has determined the credit exposure to be negligible.

Fair Value of Financial Instruments

Pursuant to ASC No. 825, Financial Instruments, the Company is required to estimate the fair value of all financial instruments included on its balance sheets. The carrying value of cash, accounts receivable, capitalized agriculture costs, inventory, accounts payable and accrued expenses, notes payable, related party notes payable, provision for customer refunds and short-term loans payable approximate fair value due to the short period to maturity of these instruments.

Embedded derivative – The Company’s convertible notes payable include embedded features that require bifurcation due to a reset provision and are accounted for as a separate embedded derivative (see Note 5).

The Company estimated the fair value of the conversion feature derivatives embedded in the convertible debentures based on a Monte Carlo Simulation model (“MCS”). The MCS model was used to simulate the stock price of the Company from the valuation date through to the maturity date of the related debenture and to better estimate the fair value of the derivative liability due to the complex nature of the convertible debentures and embedded instruments. Management believes that the use of the MCS model compared to the Black-Scholes-Merton model as previously used would provide a better estimate of the fair value of these instruments

The Company valued these embedded derivatives using a “with-and-without method,” where the value of the Convertible Debentures including the embedded derivatives, is defined as the “with”, and the value of the Convertible Debentures excluding the embedded derivatives, is defined as the “without.” This method estimates the value of the embedded derivatives by observing the difference between the value of the Convertible Debentures with the embedded derivatives and the value of the Convertible Debentures without the embedded derivatives. The Company believes the “with-and-without method” results in a measurement that is more representative of the fair value of the embedded derivatives.

For each simulation path, the Company used the Geometric Brownian Motion (“GBM”) model to determine future stock prices at the maturity date. The inputs utilized in the application of the GBM model included a starting stock price, an expected term of each debenture remaining from the valuation date to maturity, an estimated volatility, and a risk-free rate.

For the three months ended March 31, 2017, the Company estimated the fair value of the conversion feature derivatives embedded in the convertible debentures based on an internally calculated adjustment to the MCS valuation determined at December 31, 2016. This adjustment took into consideration the changes in the assumptions, such as market value and expected volatility of the Common Stock and the discount rate used in the March 31, 2017, valuation as compared to December 31, 2016. The Company believes this methodology results in a reasonable fair value of the embedded derivatives for the interim period.

Warrants

The Company reexamined the determination made as of December 31, 2015, that it did not have sufficient authorized shares available for all of their outstanding warrants to be classified in equity at March 31, 2016 and concluded there still were insufficient authorized shares (Note 7). Therefore, the Company recognized a warrant liability as of December 31, 2016. The Company estimated the fair value of the warrant liability based on the Black-Scholes-Merton model. The key assumptions used consist of the price of the Company’s stock, a risk-free interest rate based on the average yield of a one to three-year Treasury note (based on remaining term of the related warrants) and expected volatility of the Common Stock over the remaining life of the warrants.

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

The assets or liabilities’ fair value measurement within the fair value hierarchy is based upon the lowest level of any input that is significant to the fair value measurement. The following table provides a summary of the relevant assets and liabilities that are measured at fair value on a recurring basis:

March 31, 2017	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Quoted Prices for Similar Assets or Liabilities in Active Markets (Level 2)	Significant Unobservable Inputs (Level 3)
Warrant liability	2,994,260	-	-	2,994,260
Derivative liability	17,996,473	-	-	17,996,473

Total liabilities	$20,990,733	$-	$-	$20,990,733

December 31, 2016	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Quoted Prices for Similar Assets or Liabilities in Active Markets (Level 2)	Significant Unobservable Inputs (Level 3)

Warrant liability	14,430	-	-	14,430
Derivative liability	15,635,947	-	-	15,635,947

Total liabilities	$15,650,377	$-	$-	$15,650,377

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis:

For the three months ended March 31, 2017
Total

January 1, 2017	15,650,377
Initial recognition of conversion feature	3,016,821
Initial recognition of warrant liability	2,979,231
Change in fair value of conversion feature	(656,295)
Change in fair value of warrant liability	599

Ending Balance, March 31, 2017	$20,990,733

Revenue Recognition

Revenues from Cannabidiol oil product

The Company recognizes revenue from the sale of Cannabidiol oil products (“CBD oil”) upon shipment, when title passes, and when collectability is reasonably assured.

Cost of Revenue

Cost of revenue consists primarily of expenses associated with the delivery and distribution of the Company’s products and services. Under the Company’s prior business model, the Company only began capitalizing costs when it obtained a license and a site for operation of a customer dispensary or cultivation center. The previously capitalized costs are charged to cost of revenue in the same period that the associated revenue is earned. In the case where it is determined that previously inventoried costs are in excess of the projected net realizable value of the sale of the licenses, then the excess cost above net realizable value is written off to cost of revenues. Cost of revenues also includes the rent expense on master leases held in the Company’s name, which are subleased to the Company’s operators. In addition, cost of revenue related to the Company’s vaporizer line of products consists of direct procurement cost of the products along with costs associated with order fulfillment, shipping, inventory storage and inventory management costs.

Cash and cash equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. As of March 31, 2017 and December 31, 2016, the Company held no cash equivalents.

The Company’s policy is to place its cash with high credit quality financial instruments and institutions and limit the amounts invested with any one financial institution or in any type of instrument. Deposits held with banks may exceed the amount of insurance provided on such deposits. The Company has not experienced any losses on its deposits of cash.

Accounts Receivable and Allowances

Accounts receivable are recorded at the invoiced amount and are not interest bearing. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company makes ongoing assumptions relating to the collectability of its accounts receivable in its calculation of the allowance for doubtful accounts. In determining the amount of the allowance, the Company makes judgments about the creditworthiness of customers based on ongoing credit evaluations and assesses current economic trends affecting its customers that might impact the level of credit losses in the future and result in different rates of bad debts than previously seen. The Company also considers its historical level of credit losses. As of March 31, 2017 and December 31, 2016, there was an allowance for doubtful accounts of $0.

Inventory

The Company utilizes lower of standard cost or net realizable value method. During the three months ended March 31, 2017 the Company recorded an impairment of $0 that was recorded to cost of revenues.

Capitalized agricultural costs

Capitalized agricultural costs consists of pre-harvest agricultural costs, including irrigation, fertilization, seeding, laboring, other ongoing crop and land maintenance activities and work-in-progress activities. All capitalized agricultural costs are accumulated and capitalized as incurred. The Company has reflected the capitalized agriculture costs as a current asset as the growing cycle of the crops are estimated to be six months to a year.

Basic and Diluted Net Income/Loss Per Share

Basic net loss per share of Common Stock is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of Common Stock outstanding during the period. Diluted net loss per share of Common Stock is determined using the weighted-average number of shares of Common Stock outstanding during the period, adjusted for the dilutive effect of Common Stock equivalents. In periods when losses are reported, which is the case for the three months ended March 31, 2017 presented in these Condensed Consolidated Financial Statements, the weighted-average number of shares of Common Stock outstanding excludes Common Stock equivalents because their inclusion would be anti-dilutive.

As of March 31, 2016 the Company had approximately 50,119,000 warrants to purchase common stock outstanding as of March 31, 2016, which were not included in the computation of diluted loss per share, as based on their exercise prices they would all have an anti-dilutive effect on net loss per share. The Company also had approximately $7,661,000 in convertible debentures outstanding at March 31, 2016, that are convertible at the holders’ option at a conversion price of the lower of $0.75 or 51% to 60% of either the lowest trading price or the VWAP over the last 20 to 30 days prior to conversion (subject to reset upon a future dilutive financing), whose underlying shares resulted in an additional 5,746,769,206 dilutive shares being included in the computation of diluted net income per share.

The Company had the following Common Stock equivalents at March 31, 2017:

March 31, 2017
Warrants	10,065,757,748
Convertible notes – related party	10,500,000
Convertible notes	192,715,257,452
Totals	202,791,515,200

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

Income Taxes

The Company accounts for income taxes under the asset and liability method. The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the Condensed Consolidated Financial Statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The components of the deferred tax assets and liabilities are classified as current and non-current based on their characteristics. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

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

Commitments and Contingencies

Certain conditions may exist as of the date the Condensed Consolidated Financial Statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and its legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Condensed Consolidated Financial Statements. If the assessment indicates that a potentially material loss contingency is not probable, but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed.

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

In February 2016, the FASB issued “Leases (Topic 842)” (ASU 2016-02). This update amends leasing accounting requirements. The most significant change will result in the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under current guidance. The new guidance will also require significant additional disclosures about the amount, timing, and uncertainty of cash flows from leases. ASU 2016-02 is effective for fiscal years and interim periods beginning after December 15, 2018, which for the Company is December 31, 2018, the first day of its 2019 fiscal year. Upon adoption, entities are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. Early adoption is permitted, and a number of optional practical expedients may be elected to simplify the impact of adoption. The Company is currently evaluating the impact of adopting this guidance. The overall impact is that assets and liabilities arising from leases are expected to increase based on the present value of remaining estimated lease payments at the time of adoption.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends Accounting Standards Codification (“ASC”) Topic 718, Compensation – Stock Compensation. ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years and early adoption is permitted. The adoption did not have a material effect on its financial position or results of operations or cash flows.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” Under ASU 2016-02, lessees will, among other things, require lessees to recognize a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, certain changes were made to align, where necessary, lessor accounting with the lessee accounting model and ASC Topic 606, “Revenue from Contracts with Customers.” ASU 2016-02 will be effective for us on January 1, 2019 and initially required transition using a modified retrospective approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. In July 2018, the FASB issued ASU 2018-11 , “Leases (Topic 842) - Targeted Improvements,” which, among other things, provides an additional transition method that would allow entities to not apply the guidance in ASU 2016-02 in the comparative periods presented in the financial statements and instead recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. In December 2018, the FASB also issued ASU 2018-20, “Leases (Topic 842) - Narrow-Scope Improvements for Lessors,” which provides for certain policy elections and changes lessor accounting for sales and similar taxes and certain lessor costs. As of January 1, 2019, the Company adopted ASU 2016-02 and has recorded a right-of-use asset and lease liability on the balance sheet for its operating leases. We elected to apply certain practical expedients provided under ASU 2016-02 whereby we will not reassess(i) whether any expired or existing contracts are or contain leases, (ii) the lease classification for any expired or existing leases and (iii) initial direct costs for any existing leases. We also do not expect to apply the recognition requirements of ASU 2016-02 to any short-term leases (as defined by related accounting guidance). We expect to account for lease and non-lease components separately because such amounts are readily determinable under our lease contracts and because we expect this election will result in a lower impact on our balance sheet.

In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other than Inventory”, which eliminates the exception that prohibits the recognition of current and deferred income tax effects for intra-entity transfers of assets other than inventory until the asset has been sold to an outside party. The updated guidance is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption of the update is permitted. The Company is currently evaluating the impact of the new standard.

In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing” (topic 606). In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” (topic 606). These amendments provide additional clarification and implementation guidance on the previously issued ASU 2014-09, “Revenue from Contracts with Customers”. The amendments in ASU 2016-10 provide clarifying guidance on materiality of performance obligations; evaluating distinct performance obligations; treatment of shipping and handling costs; and determining whether an entity’s promise to grant a license provides a customer with either a right to use an entity’s intellectual property or a right to access an entity’s intellectual property. The amendments in ASU 2016-08 clarify how an entity should identify the specified good or service for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements. The adoption of ASU 2016-10 and ASU 2016-08 is to coincide with an entity’s adoption of ASU 2014-09, which we adopted for interim and annual reporting periods beginning after December 15, 2017. The Company is currently evaluating the impact of adopting this guidance.

In May 2016, the FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients”, which narrowly amended the revenue recognition guidance regarding collectability, noncash consideration, presentation of sales tax and transition and is effective during the same period as ASU 2014-09. The Company is currently evaluating the impact of adopting this guidance.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). ASU 2016-15 will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017. The new standard will require adoption on a retrospective basis unless it is impracticable to apply, in which case it would be required to apply the amendments prospectively as of the earliest date practicable. The Company is currently evaluating the impact of adopting this guidance.

In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other than Inventory”, which eliminates the exception that prohibits the recognition of current and deferred income tax effects for intra-entity transfers of assets other than inventory until the asset has been sold to an outside party. The updated guidance is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption of the update is permitted. The Company is currently evaluating the impact of the new standard.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230)”, requiring that the statement of cash flows explain the change in the total cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. This guidance is effective for fiscal years, and interim reporting periods therein, beginning after December 15, 2017 with early adoption permitted. The provisions of this guidance are to be applied using a retrospective approach which requires application of the guidance for all periods presented. The Company is currently evaluating the impact of adopting this guidance.

In July 2017, the FASB issued ASU 2017-11, “Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features; II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception”. Part I of this update addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. Part II of this update addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable noncontrolling interests. The amendments in Part II of this update do not have an accounting effect. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. The Company is currently evaluating the impact of adopting this guidance.

In May 2017, the FASB issued ASU 2017-09, “Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting,” which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The Company is currently evaluating the impact of adopting this guidance.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, when adopted, will have a material effect on the accompanying consolidated financial statements.

Management’s Evaluation of Subsequent Events

The Company evaluates events that have occurred after the balance sheet date of March 31, 2017, through the date which the Condensed Consolidated Financial Statements were issued. Based upon the review, other than described in Note 11 – Subsequent Events, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the Condensed Consolidated Financial Statements.

NOTE 3 – INVENTORY AND CAPITALIZED AGRICULTURAL COSTS

Inventories and capitalized agricultural costs are generally kept for a short period of time.

Finished goods are comprised of CBD Isolate and CBD Distillate. The company did not have any finished goods as of March 31, 2016 and December 31, 2016.

Growing costs, also referred to as cultural costs, consist of cultivation, fertilization, labor costs and soil improvement, pest control and irrigation.

Biomass are comprised of labor and equipment expenses incurred to harvest and deliver crops to the packinghouses.

Raw materials include all purchasing costs.

Capitalized agricultural Costs at March 31, 2017 and December 31, 2016 consisted of the following:

	March 31, 2017	December 31, 2016
Biomass	288,003	160,131

Less Discontinued Operations	-	-

Total inventory, net	$288,003	$160,131

NOTE 4 – PCH INVESTMENT

Effective as of March 21, 2017, through a series of related transactions, Notis intended to acquire, indirectly, an aggregate of 459,999 of the then-issued and outstanding shares of capital stock (the “PCH To-Be-Purchased Shares”) of PCH Investment Group, Inc., a California corporation (“PCH”) for a proposed purchase price of $300,000.00 in cash and the proposed issuance of shares of Common Stock. The PCH To-Be-Purchased Shares represented 51% of the outstanding capital stock of PCH. In connection with the Company’s then-intended acquisition of the PCH To-Be-Purchased Shares, the Company (or its affiliates) was also to be granted an indirect option to acquire the remaining 49% (the “PCH Optioned Shares”) of the capital stock of PCH. The option was to expire on February 10, 2019 (the “PCH Optioned Shares Expiry Date”).

Located in San Diego, California, PCH was a management services business that focused on the management of cannabis production and manufacturing businesses. On November 1, 2016, PCH entered into a Management Services Agreement (the “PCH Management Agreement”) with California Cannabis Group (“CalCan”) and Devilish Delights, Inc. (“DDI”), both of which then were California nonprofit corporations in the cannabis production and manufacturing business (“their business”). CalCan and Mr. Pyatt represented that CalCan was then licensed by the City of San Diego, California, to cultivate cannabis and manufacture cannabis products, as well as to sell, at wholesale, the cultivated and manufactured products at wholesale to legally operated medical marijuana dispensaries. The PCH Management Agreement provided that PCH was responsible for the day-to-day operations and business activities of their business. In that context, PCH was to be responsible for the payment of all operating expenses of their business (including the rent and related expenditures for CalCan and DDI) from the revenue generated by their business, or on an out-of- pocket basis if the revenue should be insufficient. In exchange for PCH’s services and payment obligations, PCH was to be entitled to 75% of the gross profits of their business. The PCH Management Agreement did not provide for any gross profit milestone during its first 12 months; thereafter, it provided for an annual $8 million gross profit milestone, with any amount in excess thereof to be carried forward to the next annual period. In the event that, during any annual period, the gross profit thereunder was less than $8 million (including any carry-forward amounts), then, on a one- time basis, PCH would have been permitted to carry-forward such deficit to the following annual period. If, in that following annual period, the gross profit was to have exceeded $6 million, then PCH would have been entitled to an additional “one-time basis” carry-forward of a subsequent deficit. The term of the PCH Management Agreement was for five years, subject to two extensions, each for an additional five-year period, in all cases subject to earlier termination for an uncured material breach by PCH of its obligations thereunder. Mr. Pyatt, the Company’s then- current Chief Operating Officer and Senior Vice President, Government Affairs, was also then a member of the Board of Directors of CalCan and DDI.

Pursuant to a Securities Purchase Agreement, that was made and entered into as of March 16, 2017 (five days before the presumed closing of the transaction; the “SPA”), “PASE” was to have acquired the PCH To-Be-Purchased Shares from the three PCH shareholders: (i) Mystic, LLC, a California limited liability company that Mr. Goh, the Company’s then-Chief Executive Officer, formed and controlled for his investments in cannabis projects, (ii) Mr. Pyatt, and (iii) Mr. Kaller, then the general manager of PCH (collectively, the “PCH Shareholders”).

As a condition to the Lender entering into the Note Purchase Agreement and the PCH-Related Note (both as noted below) and providing any additional funding to the Company in connection with its intended acquisition of the PCH To-Be-Purchased Shares, the Board ratified the forms of employment agreements for Mr. Goh, as the Company’s then-Chief Executive Officer, and for Clint Pyatt, as the Company’s then-prospective President. If the agreements became effective, and following the second anniversary thereof, the terms were to have become “at- will.” In addition to payment of a base salary, the agreements provided for certain cash, option, and equity bonuses, in each case to become subject both to each individual and to the Company meeting certain performance goals to be acknowledged by them and to be approved by a disinterested majority of the Board.

Due to the nature of the above-described intended transaction, and the related parties involved with PCH, the Company formed a special committee of its Board to consider all of the aspects thereof, as well as the related financing proposed to be provided by the Lender. The special committee consisted of three of the four directors: Ambassador Ned L. Siegel, Mitch Lowe, and Manual Flores. In the context of the special committee’s charge, it engaged an otherwise independent investment banking firm (the “Banker”) to analyze the potential acquisition of the PCH To-Be-Purchased Shares through the SPA (noted above) and the Stock Purchase Option Agreement (the “PCH Option Agreement”; the parties to which are PASE, PCH, the PCH Shareholders, as noted below), the related financing agreements (all as noted below), other related business and financial arrangements, and the above-referenced employment agreements. After the Banker completed its full review of those agreements and its own competitive analysis, it provided its opinion that the consideration to be paid in connection with the acquisition of the PCH To- Be-Purchased Shares and the terms of the PCH-Related Note were fair to the Company from a financial point of view. Following the Banker’s presentation of its analysis and opinion, and the special committee’s own analysis, the special committee unanimously recommended to the full Board that all of such transactions should be approved and that the Company could consummate the acquisition of the PCH To-Be-Purchased Shares, accept the option to acquire the PCH Optioned Shares, enter into the PCH-Related Note, the documents ancillary thereto, and the Employment Agreements.

In connection with the Company’s intended acquisition of the PCH To-Be-Purchased Shares and the Company’s intended option to acquire the PCH Optioned Shares, PASE, EWSD, PCH, and the Company entered into a Convertible Note Purchase Agreement (the “Note Purchase Agreement”) with a third-party lender (the “PCH Lender”). Concurrently, PASE and the Company (with EWSD and PCH as co-obligors) entered into a related 10% Senior Secured Convertible Promissory Note (the “PCH-Related Note”) in favor of the PCH Lender. The initial principal sum under the PCH-Related Note was $1,000,000.00 and it bears interest at the rate of 10% per annum. Principal and interest are subject to certain conversion rights in favor of the PCH Lender. So long as any principal is outstanding or any interest remains accrued, but unpaid, at any time and from time to time, at the option of the PCH Lender, any or all of such amounts may be converted into shares of Common Stock. Notwithstanding such conversion right, and except in the circumstance described in the next sentence, the PCH Lender may not exercise its conversion rights if, in so doing, it would then own more than 4.99% of the Company’s issued and outstanding shares of Common Stock. However, upon not less than 61 days’ notice, the PCH Lender may increase its limitation percentage to a maximum of 9.99%. The PCH Lender’s conversion price is fixed at $0.0001 per share. Principal and accrued interest may be pre-paid from time to time or at any time, subject to 10 days’ written notice to the PCH Lender. Any prepayment of principal or interest shall be increased to be at the rate of 130% of the amount so to be prepaid and, during the 10-day notice period, the PCH Lender may exercise its conversion rights in respect of any or all of the amounts otherwise to be prepaid.

In a series of other loan transactions prior to the intended closing of the acquisition of the PCH To-Be-Purchased Shares, a different third party lender (the “Ongoing Lender”) had lent to the Company, in five separate tranches, an aggregate amount of approximately $414,000 (the “Pre-acquisition Loans”), that, in turn, the Company lent to PCH to use for its working capital obligations. Upon the purported closing of the acquisition of the PCH To-Be-Purchased Shares and, pursuant to the terms of the PCH-Related Note, the PCH Lender lent to the Company (i) approximately

$86,000, that, in turn, the Company lent to PCH to use for its additional working capital obligations, (ii) $300,000 for the purported acquisition of the PCH To-Be-Purchased Shares, and (iii) $90,000 for various transaction-related fees and expenses. Immediately subsequent to the closing of the purported acquisition of the PCH To-Be-Purchased Shares, the PCH Lender lent to the Company (x) approximately $170,000 for the Company’s operational obligations and (y) approximately $114,000 for the Company partially to repay an equivalent amount of the Pre-acquisition Loans.

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

As of the intended closing of the acquisition of the PCH To-Be-Purchased Shares, the Company paid $300,000 to the PCH Shareholders. If that transaction had closed, the Company would also have become obligated to issue to the PCH Shareholders 1,500,000,000 shares (the “Purchase Price Shares”) of Common Stock. That number of issuable shares was to be subject to certain provisions detailed in the PCH-Related Note, which are summarized herein.

Notwithstanding the number of issuable shares referenced above, the number of issued Purchase Price Shares was to have been equal to 15% of the then-issued and outstanding shares of Common Stock at the time that the Company exercised its option to acquire the PCH Optioned Shares under the PCH Option Agreement. Further, in the event that the Company were to have issued additional equity securities prior to the date on which it in fact had issued the Purchase Price Shares at a price per share that was less than the value referenced above, the PCH Shareholders would have been entitled to “full ratchet” anti-dilution protection in the calculation of the number of Purchase Price Shares to be issued (with the exception of a recapitalization by the Lender to reduce the Company’s overall dilution).

If the Company did not exercise the intended option to acquire the PCH Optioned Shares prior to PCH Optioned Shares Expiry Date, the PCH Shareholders would have had the right to reacquire the PCH To-Be-Purchased Shares from the Company for the same cash consideration ($300,000.00) that was to have been paid to them for those shares. Further, if the Company were to be in default of its material obligations under the SPA, or if PASE were the subject of any bankruptcy proceedings, then the PCH Shareholders have the same reacquisition rights noted in the preceding sentence.

Pursuant the PCH Option Agreement, PASE was granted the option to purchase all 49%, but not less than all 49%, of the PCH Optioned Shares. The exercise price for the PCH Optioned Shares is an amount equivalent to five times PCH’s “EBITDA” for the 12-calendar month period, on a look-back basis, that concludes on the date of exercise of the Option, less $10.00 (which was the purchase price of the option). The calculation of the 12-month EBITDA was to be determined by PASE’s (or its) then-currently engaged independent auditors. If the Company were to exercise the option prior to the first anniversary of the closing of the acquisition of the PCH To-Be-Purchased Shares, then the exercise price for the PCH Optioned Shares was to be based on the EBITDA for the entire 12-calendar month period that commenced with the effective date of the PCH Option Agreement.

PCH Investment Group, Inc. – San Diego Project Termination

On March 27, 2017, the Company filed a Current Report on Form 8-K to announce the above-described series of events. Subsequently, it became clear to the Company that the PCH Parties failed to make key closing deliveries, including, without limitation, actual transfer of the PCH To-Be-Purchased Shares, the PCH Lease (as defined below) and related marijuana licenses. Thereafter, the parties entered into litigation and eventual settlement as described below.

The Settlement Agreement and Mutual General Release

The Company, PACE, and EWSD (collectively, the “Notis Parties”) and PCH, Messrs. Pyatt, Kaller, and Goh (solely in connection with his status as an equity holder of PCH, collectively, the “PCH Individuals”; and, with PCH, collectively, the “PCH Parties”) entered into a Settlement Agreement and Mutual General Release, with an effective date of August 16, 2017 (the “Settlement Agreement”), inter alia, to “unwind” the SPA’s intended transactions, to confirm that the transactions never officially closed, and to enter into a series of mutual releases with such parties. Some of the salient recitals from the Settlement Agreement are:

1.	One or both of the PCH Lender and the Ongoing Lender (collectively, the “Notis Lenders”) and PCH have certain disagreements in respect of their respective rights and obligations in and related to certain of the SPA and related documents;

2.	Some or all of the Notis Parties and the Notis Lenders, on the one hand, and PCH and the PCH Individuals, on the other hand, have certain disagreements in respect of the conduct of PCH’s business;

3.	Some or all of the Notis Parties and PCH have certain disagreements in respect of the ownership and possessory right of certain of the furniture and equipment utilized by PCH on its own behalf or on behalf of others in respect of the conduct of PCH’s business located at 9212 Mira Este Court, San Diego, California (the location for the “PCH Lease”);

4.	The Notis Parties and the PCH Parties have certain disagreements in respect of their respective rights and obligations in and related to the SPA;

5.	PCH and Trava LLC, a Florida limited liability company and a material lender to PCH, have certain disagreements in respect of their respective rights and obligations in and related to the PCH / Trava Master Service Agreement (as defined in the Settlement Agreement);

6.	Notis and Mr. Pyatt have certain disagreements in respect of their respective rights and obligations in and related to the Pyatt Employment Agreement (as defined in the Settlement Agreement), as manifested in part by Mr. Pyatt’s filing of the Pyatt Labor Complaint (as defined in the Settlement Agreement);

7.	The Notis Parties and the PCH Parties have certain disagreements in respect of the Notis Parties and the PCH Parties’ respective conduct in connection with PCH’s rights and obligations in and related to the PCH / SDO Master Service Agreement (as defined in the Settlement Agreement);

8.	The Notis Lenders and PCH have certain disagreements in respect of the PCH’s conduct in connection with PCH’s rights and obligation in and related to certain of the Notis Financing Documents (as defined in the Settlement Agreement);

9.	The Notis Lenders and PCH have certain disagreements in respect of the ownership and possessory rights of certain of the Equipment (as defined in the Settlement Agreement); and

10.	Some or all of the Notis Parties and the PCH Individuals, among others, have certain disagreements in respect of the operation of the PCH Shareholder/Buy-Sell Agreement (as defined in the Settlement Agreement).

See, also, Change of Officers and Directors in connection with the severance by each of Messrs. Pyatt and Goh of their respective employment and directorship relationships with us.

In connection with the PCH investment, the Company recorded $799,910 as a loss in connection with the failed and unconsummated business combination for the period ended March 31, 2017. The $799,910 is the amount the Company invested in the PCH transaction.

NOTE 5 – CONVERTIBLE NOTES PAYABLE AND DERIVATIVE LIABILITY

Convertible notes payable consists of:

	March 31, 2017 (unaudited)	December 31, 2016
Investor #1	$13,990,304	$6,642,745
Investor #2	2,089,133	1,857,146
Investor #3	293,009	231,142
Investor #4	1,500,000	-
	17,872,446	8,731,033
Less discounts	(2,375,356)	(85,591)

Less current maturities	15,497,090	8,645,442

Convertible notes payable, net of current maturities	$-	$-

Investor #1

During the year ended December 31, 2016 the Company issued 30 convertible notes to third-party lenders totaling $9,700,170. The Company received cash of $2,695,000 and original issue discounts of $119,737. The lender also paid $161,401 on advancements on fixed assets and consolidated principal and interest of $6,818,744. These convertible notes accrue interest at a rate of 10% per annum and mature with interest and principal both due between July 13, 2016 through September 9, 2017. This note is secured by the Company’s assets. The convertible notes convert at a fixed rate of $0.75 or a 49% to 40% discount with a lookback of 30 trading days.

Due to the fact that these convertible notes have an option to convert at a variable amount, they are subject to derivative liability treatment. The Company has applied ASC 815, due to the potential for settlement in a variable quantity of shares.

During the three months ended March 31, 2017 the Company issued 13 convertible notes to third-party lenders totaling $711,957. The Company received cash of $261,000, $37,500 paid for vendor liabilities, and paid $413,457 from the PCH-Related Note. These convertible notes accrue interest at a rate of 10% per annum and mature with interest and principal both due between February 2017 through February 2018. The notes convert at a fixed rate of $0.0001 or a 50% discount with a lookback of 30 trading days.

Due to the fact that these convertible notes have an option to convert at a variable amount, they are subject to derivative liability treatment. The Company has applied ASC 815, due to the potential for settlement in a variable quantity of shares. The conversion feature of Investor #1’s convertible notes during the three months ended March 31, 2017, gave rise to a derivative liability of $845,342, $230,901 of which was recorded as a debt discount. The debt discount is charged to accretion of debt discount and issuance cost ratably over the term of the convertible note.

During the three months ended March 31, 2017 the Company went into default on all of Investor #1’s convertible notes. These notes now accrue interest at a rate of 24% per annum, a late fee of 18% on interest outstanding compounding quarterly and the principal increases by 50%-30%. The increase of principal of $3,296,010 was recorded to interest expense.

Upon default, 18 promissory notes held by Investor #1 became convertible. The Company reclassed $3,691,199 from notes payable to convertible notes payable.

During the three months ended March 31, 2017, the Company repaid $363,547 in principal and $37,148 in interest.

Investor #2

During the year ended December 31, 2016, the Company issued two convertible notes to third-party lenders totaling $278,000. The Company received cash of $235,000 and the lender paid $43,000 on behalf of the Company for vendor liabilities. These convertible notes accrue interest at a rate of 5% per annum and mature with interest and principal both due between July 13, 2016 through April 30, 2017. This note is secured by the Company’s assets. The convertible notes convert at a fixed rate of $0.75 or a 49% discount with a lookback of 20 trading days.

Due to the fact that these convertible notes have an option to convert at a variable amount, they are subject to derivative liability treatment. The Company has applied ASC 815, due to the potential for settlement in a variable quantity of shares.

During the three months ended March 31, 2017, the Company went into default on all of Investor #2’s convertible notes. These notes now accrue interest at a rate of 24% per annum and a late fee of 18% on interest outstanding compounding quarterly. The default caused a derivative expense of $549,535.

Upon default, the promissory note held by Investor #2 became convertible. The Company reclassed $275,000 from notes payable to convertible notes payable.

Investor #3

During the year ended December 31, 2016, the Company issued two convertible notes to third-party lenders totaling $282,500. The Company received cash of $236,500, original issue discounts of $34,750 and the lender paid $11,250 on behalf of the Company for vendor liabilities. These convertible notes accrue interest at a rate of 10% per annum and mature with interest and principal both due between September 14, 2016 through August 20, 2017. This note is secured by the Company’s assets. These notes are convertible upon default at a rate of $0.75 or a 49% discount with a lookback of 30 trading days.

Due to the fact that these notes have an option to convert at a variable amount upon default, they are subject to derivative liability treatment. The Company has applied ASC 815, due to the potential for settlement in a variable quantity of shares.

During the three months ended March 31, 2017 Investor #3 notes were increased by $61,867.

Investor #4

During the three months ended March 31, 2017, the Company issued one convertible note to third-party lenders totaling $1,000,000. The Company received cash of $1,000,000. These convertible note accrue interest at a rate of 10% per annum and mature with interest and principal both due between March 15, 2018. This note is secured by the Company’s assets. The note convert at a fixed rate of $0.0001 or a 50% discount with a lookback of 30 trading days.

Due to the fact that these convertible note have an option to convert at a variable amount, they are subject to derivative liability treatment. The Company has applied ASC 815, due to the potential for settlement in a variable quantity of shares. The conversion feature of Investor #4’s note during the three months ended March 31, 2017, gave rise to a derivative liability of $1,621,944. In addition, the Company issued warrants to purchase 10,000,000,000 shares of common stock. The warrant entitles the holder to purchase shares of Common Stock at a purchase price of $0.0001 per share for a period of four years from the issue date. The Company recorded a $2,979,230 debt discount relating to the warrants issued to the investor. The debt discounts are charged to accretion of debt discount and issuance cost ratably over the term of the convertible note.

During the three months ended March 31, 2017, the Company went into default on the Investor #4 convertible note. This note now accrue interest at a rate of 24% per annum, a late fee of 18% on interest outstanding compounding quarterly and the principal increases by 50%. The increase of principal of $500,000 was recorded to interest expense.

NOTE 6 – NOTES PAYABLE

Notes payable consists of:

	March 31, 2017 (unaudited)	December 31, 2016
Southwest Farms	$3,580,016	$3,590,241
East West Secured Development	491,594	503,031
Investor #1	7,500	3,691,200
Investor #2	-	275,000
	4,079,110	8,059,472
Less discounts	-	(598,721)

		7,460,751
Less current maturities	4,079,110	3,367,479

Notes payable, net of current maturities	$-	$4,093,272

Southwest Farms

During the three months ended March 31, 2017 the Company repaid $10,225 in principal.

East West Secured Development

During the three months ended March 31, 2017 the Company repaid $11,437 in principal.

Investor #1

During the year ended December 31, 2016, the Company issued 18 notes to third-party lenders totaling $3,691,199. The Company received cash of $1,095,741, original issue discounts of $996,199 and the lender paid $145,000 on behalf of the Company for vendor liabilities. These notes accrue interest at a rate between 5% to 10% per annum and mature with interest and principal both due between December 12, 2016 through November 18, 2017. This note is secured by the Company’s assets. These notes are convertible upon default at a rate of $0.75 or a 40% discount with a lookback of 20 trading days.

During the three months ended March 31, 2017, the Company went into default on all of Investor #1’s notes. The notes now accrue interest at a rate of 24% per annum.

Upon default, 18 promissory notes held by Investor #1 became convertible. The Company reclassed $3,691,199 from notes payable to convertible notes payable.

Investor #2

During the three months ended March 31, 2017, the Company went into default on all of Investor #2’s notes. The notes now accrue interest at a rate of 24% per annum. Upon default, the promissory note held by Investor #2 became convertible. The Company reclassed $275,000 from notes payable to convertible notes payable.

NOTE 7 – Stockholders’ Deficit

Preferred Stock

The Series A Preferred Stock has special voting rights when voting as a class with the Common Stock as follows: (i) the holders of Series A Preferred Stock shall have such number of votes as is determined by multiplying (a) the number of shares of Series A Preferred Stock held by such holder, (b) the number of issued and outstanding shares of the Corporation’s Series A Preferred Stock and Common Stock (collectively, the “Common Stock”) on a Fully-Diluted Basis (as hereinafter defined), as of the record date for the vote, or, if no such record date is established, as of the date such vote is taken or any written consent of stockholders is solicited, and (c) 0.00000025; and (ii) the holders of Common Stock shall have one vote per share of Common Stock held as of such date. “Fully-Diluted Basis” mean that the total number of issued and outstanding shares of Common Stock shall be calculated to include (a) the shares of Common Stock issuable upon exercise and/or conversion of all of the following securities (collectively, “Common Stock Equivalents”): all outstanding (a) securities convertible into or exchangeable for Common Stock, whether or not then convertible or exchangeable (collectively, “Convertible Securities”), (b) subscriptions, rights, options and warrants to purchase shares of Common Stock, whether or not then exercisable (collectively, “Options”), and (c) securities convertible into or exchangeable or exercisable for Options or Convertible Securities and any such underlying Options and/or Convertible Securities.

As of March 31, 2017 and 2016, there were no shares of Series A Preferred Stock outstanding.

Common Stock

On January 20, 2017, the Company issued 2,000,000 shares of Common Stock to in connection with the settlement of the Crystal v. Medbox, Inc. litigation. The Company did not receive any proceeds from such issuance. The Company issued such shares in reliance on the exemptions from registration pursuant to Section 4(a)(2) of the Securities Act.

Share-based awards, restricted stock and restricted stock units (“RSUs”)

The Board resolved that, beginning with the fourth calendar quarter of 2015, the Company shall pay each member of the Board, who is not also then an employee of the Company, for each calendar quarter during which such member continues to serve on the Board, compensation in the amount of $15,000 in cash and 325,000 shares of Common Stock.

A summary of the activity related to RSUs for the three months ended March 31, 2017 is presented below:

Restricted stock units (RSUs)	Total shares	Grant date fair value
RSUs non-vested at January 1, 2017	7,142,856	$0.51 - $0.007
RSUs granted	250,975,000	$0.0002 - $0.0003
RSUs vested	(4,546,429)	$0.0003 - $0.0007
RSUs forfeited	-	$-

RSUs non-vested March 31, 2017	253,571,427	$0.0002-$0.0007

A summary of the expense related to restricted stock, RSUs and stock option awards for the three months ended March 31, 2017 is presented below:

Three months ended March 31, 2017
RSUs	$54,776

Total	$54,776

Warrant Activities

The Company applied fair value accounting for all share-based payments awards. The fair value of each warrant granted is estimated on the date of grant using the Black-Scholes-Merton model.

The assumptions used for warrants granted during the three months ended March 31, 2017 are as follows:

March 31, 2017
Exercise price	$0.0001
Expected dividends	0%
Expected volatility	249.30%
Risk free interest rate	1.54%
Expected life of warrant	4 years

The following is a summary of the Company’s warrant activity:

			Weighted
		Weighted	Average
		Average Exercise	Remaining Days
	Warrants	Price	Price

Outstanding – December 31, 2016	65,757,081	$0.11	$1.97
Granted	10,000,000,000	0.0001	4.00
Exercised	-	-	-
Forfeited/Cancelled	-	-	-
Outstanding – March 31, 2017	10,065,757,748	$0.0008	$3.98

At March 31, 2017, the aggregate intrinsic value of warrants outstanding and exercisable was $2,000,000 and $1,000,000, respectively.

During the three months ended March 31, 2017, there were no warrants exercised.

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

The Company reevaluated the warrants as of March 31, 2017 and determined that they did not have a sufficient number of authorized and unissued shares to settle all existing commitments, and the fair value of the warrants for which there was insufficient authorized shares, were reclassified out of equity to a liability. Under the sequencing policy, of the approximately 10,065,757,748 warrants outstanding at March 31, 2017. The fair value of these warrants was re-measured on March 31, 2017 using the Black Scholes Merton Model, with key valuation assumptions used that consist of the price of the Company’s stock on March 31, 2017, a risk-free interest rate based on the average yield of a 2 or 3 year Treasury note and expected volatility of shares of Common Stock, resulting in the fair value for the Warrant liability of approximately $2,994,260. The resulting change in fair value of approximately $599 for the three months ended March 31, 2017, was recognized as a loss in the Consolidated Statement of Comprehensive Income(loss).

During the three months ended March 31, 2017, a total of 10,000,000,000 warrants were issued with convertible notes payable (See Note 5 above). The warrants have a grant date fair value of $2,979,230 using a Black-Scholes option-pricing model and the above assumptions.

NOTE 8 – DISCONTINUED OPERATIONS

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

On March 28, 2016, the Company sold the assets of the vapor subsidiary for $70,000. At the time of the asset disposal, it was disclosed as not a strategic shift in operations; however, with the inclusion of the medical cannabis dispensing operations, the definition of a strategic shift was met. One definition of a strategic shift is a disposal of “80 percent interest in one of two product lines that account for 40 percent of total revenue”. The disposal of both operations meets the definition of a strategic shift and should therefore be shown as discontinued operations in the Condensed Consolidated Financial Statements.

The following subsidiaries of the Company qualify as a discontinued operation for Notis Global.

● Prescription Vending Machines, Inc.

● Medbox Management Services, Inc.

● Medbox Rx, Inc.

● Vaporfection International, Inc.

● MJ Property Investments, Inc.

The income (loss) from discontinued operations presented in the income statement for the three months ended March 31, 2017 and 2016, consisted of the following:

	For the three months ended
	March 31,
	2017	2016
Revenue	$-	$58,686
Revenue, related party	-	24,644
Net revenue	-	83,330
Cost of revenues	-	46,656
Gross profit (loss)	-	36,674

Operating expenses
Operating expenses	-	337,979
General and administrative	2,823	-
Total operating expenses	2,823	337,979
Loss from operations	2,823	(301,305)

Other income (expense )
Interest expense, net	-	(2,637)
Gain on sale of assets of subsidiary	-	5,498
Other income (expense)	372	20,000
Total other income (expense)	372	22,861

Net income (loss)	$3,195	$(278,444)

NOTE 9 – COMMITMENTS AND CONTINGENCIES

The Company previously leased property for its day-to-day operations and facilities for possible retail dispensary locations and cultivation locations as part of the process of applying for retail dispensary and cultivation licenses.

Entry into Agreement to Acquire Real Property

On June 17, 2016, EWSD entered into a Contract to Buy and Sell Real Estate (the “Acquisition Agreement”) with Tammy J. Sciumbato and Donnie J. Sciumbato (collectively, the “Sellers”) to purchase certain real property comprised of 116 acres of agricultural land, a barn and a farmhouse in Pueblo, Colorado (the “Property”). The closing of the Acquisition Agreement was scheduled to occur on or about September 22, 2016 (the “Closing”), with possession of the land and barn occurring 12 days after the Closing and possession of the farm house occurring on or before January 1, 2017. The Sellers were to rent back the farm house from the Company until January 1, 2017. The purchase price to acquire the Property is $650,000, including $10,000 paid by the Company as a deposit into the escrow for the Property. During the third quarter of 2017 the Acquisition Agreement was cancelled and the deposit was forfeited.

Office Leases

On August 1, 2011, the Company entered into a lease agreement for office space located in West Hollywood, California through June 30, 2017 at a current monthly rate of $14,828 per month. The Company moved to different offices in Los Angeles, CA in April 2015. The sublease on the office has a term of 18 months with monthly rent of $7,486.

The landlord for the West Hollywood space has filed a suit against the Company and independent guarantors on the West Hollywood lease. The Company has expensed all lease payments due under the West Hollywood lease. The Company’s liability for the West Hollywood lease will be adjusted, if required, upon settlement of the suit with the landlord. On September 8, 2016, the court approved the landlord’s application for writ of attachment in the State of California in the amount of $374,402 against Prescription Vending Machines, Inc. (“PVM”). A trial date has been set for May 2017 (Note 11). On July 18, 2017, plaintiff filed a Request for Dismissal with Prejudice of the litigation in respect of PVM.

Total rent expense under operating leases for the three months ended March 31, 2017 and 2016 was $9,261 and $289,000 respectively.

Consulting Agreements

On December 7, 2015, the Company entered into a consulting agreement for marketing and PR services, for a term of six months, which was subsequently extended through August 30, 2016. Compensation under this agreement through May 30, 2016 was $25,000 per month, with twenty percent, or $5,000, of this amount to be paid in shares of Common Stock. Pursuant to the terms of the agreement, the number of shares issued is determined at the end of each quarter. Upon extension, the terms were adjusted to $15,000 per month for services, with $5,000 to be paid in shares of Common Stock. On November 30, 2017, the Court granted plaintiff’s request for a Default Judgment in the amount of $89,000. Further, the Court scheduled a hearing for December 14, 2017, in respect of expenses, attorney’s fees, and interest at a rate of 6.25%.

Litigation

On May 22, 2013, the Company, then known as Medbox , Inc., initiated litigation in the United States District Court in the District of Arizona against three stockholders of MedVend Holdings LLC (“MedVend”) in connection with a contemplated transaction that Medbox entered into for the purchase of an approximate 50% ownership stake in MedVend for $4.1 million. The lawsuit alleges fraud and related claims arising out of the contemplated transaction during the quarter ended June 30, 2013. The litigation is pending and Medbox has sought cancellation due to a fraudulent sale of the stock because the selling stockholders lacked the power or authority to sell their ownership stake in MedVend, and their actions were a breach of representations made by them in the agreement. On November 19, 2013, the litigation was transferred to United States District Court for the Eastern District of Michigan. MedVend recently joined the suit pursuant to a consolidation order executed by a new judge assigned to the matter. In the litigation, the selling stockholder defendants and MedVend seek to have the transaction performed, or alternatively be awarded damages for the alleged breach of the agreement by the Company. MedVend and the stockholder defendants seek $4.55 million in damages, plus costs and attorneys’ fees. The Company denied liability with respect to all such claims. On June 5, 2014, the Company entered into a purchase and sale agreement (the “MedVend PSA”) with PVM International, Inc. (“PVMI”) concerning this matter. Pursuant to the MedVend PSA, the Company sold to PVMI the Company’s rights and claims attributable to or controlled by the Company against those three certain stockholders of MedVend, known as Kaplan, Tartaglia and Kovan (the “MedVend Rights and Claims”), in exchange for the return by PVMI to the Company of 30,000 shares of Common Stock. PVMI is owned by Pejman Vincent Mehdizadeh, formerly the Company’s largest stockholder. On December 17, 2015, the Company entered into a revocation of the MedVend PSA, which provided that from that date forward, the Company would take over the litigation and be responsible for the costs and attorneys’ fees associated with the MedVend Litigation from December 17, 2015 forward. All costs and attorneys’ fees through December 16, 2015 will be borne by PVMI. After the filing of a motion for substitution of the Company for PVMI, Defendants agreed, via a stipulated order, to permit the substitution. The Court entered the order substituting Notis Global, Inc. for PVMI on February 17, 2016. A new litigation schedule was recently issued which resulted in an adjournment of the trial. A new trial date will be set by the court following its ruling on a motion for summary judgment filed by Defendants and MedVend, which is set for hearing on November 16, 2016. At this time, the Company cannot determine whether the likelihood of an unfavorable outcome of the dispute is probable or remote, nor can they reasonably estimate a range of potential loss, should the outcome be unfavorable. In January 2017, the Company entered into a Settlement Agreement with the three stockholders, pursuant to which we agreed to pay to them $375,000 in six payments commencing August 2017 and concluding on or before February 2020. In connection with the settlement, the Company executed a Consent Judgment in the amount of $937,000 in their favor. The Company did not make the first payment and the Consent Judgment was recorded against it on August 25, 2017. Plaintiffs have attempted to collect on the judgment and, in November 2017, garnished approximately $10,000 from the Company’s bank account.

Class Settlement

On December 1, 2015, Medbox and the class plaintiffs in Josh Crystal v. Medbox, Inc., et al., Case No. 2:15-CV-00426-BRO (JEMx), pending before the United States District Court for the Central District of California (the “Court”) notified the Court of the settlement. The Court stayed the action pending the Court’s review of the settlement and directed the parties to file a stipulation of settlement. On December 18, 2015, plaintiffs filed the Motion for Preliminary Approval of Class Action Settlement that included the stipulation of settlement. On February 3, 2016, the Court issued an Order granting preliminary approval of the settlement. The settlement provides for notice to be given to the class, a period for opt outs and a final approval hearing. The Court originally scheduled the Final Settlement Approval Hearing to be held on May 16, 2016 at 1:30 p.m., but continued it to August 15, 2016 at 1:30 p.m. to be heard at the same time as the Final Settlement Approval Hearing for the derivative actions, discussed below. The principal terms of the settlement are:

●	a cash payment to a settlement escrow account in the amount of $1,850,000 of which $150,000 will be paid by the Company and $1,700,000 will be paid by the Company’s insurers;

●	a transfer of 2,300,000 shares of Common Stock to the settlement escrow account, of which 2,000,000 shares would be contributed by the Company and 300,000 shares of Common Stock by Bruce Bedrick;

●	the net proceeds of the settlement escrow, after deduction of Court-approved administrative costs and any Court-approved attorneys’ fees and costs would be distributed to the Class; and

●	releases of claims and dismissal of the action.

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

As of March 31, 2017, all obligations have been settled in connection with this class settlement.

Derivative Settlements

As previously announced on October 22, 2015, on October 16, 2015, the Company, in its capacity as a nominal defendant, entered into a memorandum of understanding of settlement (the “Settlements”) in the following stockholder derivative actions: (1) Mike Jones v. Guy Marsala, et al., in the U.S. District Court for Central District of California; (2) Jennifer Scheffer v. P. Vincent Mehdizadeh, et al., in the Eighth Judicial District Court of Nevada; (3) Kimberly Y. Freeman v. Pejman Vincent Mehdizadeh, et al., in the Eighth Judicial District Court of Nevada; (4) Tyler Gray v. Pejman Vincent Mehdizadeh, et al., in the U.S. District Court for the District of Nevada; (5) Robert J. Calabrese v. Ned L. Siegel, et al., in the U.S. District Court for the District of Nevada; (6) Patricia des Groseilliers v. Pejman Vincent Mehdizadeh, et al., in the U.S. District Court for the District of Nevada; (7) Michael A. Glinter v. Pejman Vincent Mehdizadeh, et al., in the Superior Court of the State of California for the County of Los Angeles (the “Stockholder Derivative Lawsuits”). In addition to the Company, Pejman Vincent Mehdizadeh, Matthew Feinstein, Bruce Bedrick, Thomas Iwanski, Guy Marsala, J. Mitchell Lowe, Ned Siegel, and C. Douglas Mitchell were named as defendants in all of the lawsuits, and Jennifer S. Love was named in all of the lawsuits but the Scheffer action (collectively, the “Individual Defendants”).

On December 3, 2015, the parties in the Jones v. Marsala action advised the Court of the Settlements in the Stockholder Derivative Lawsuits and that the parties would be submitting the Settlements to the Court in the Jones action for approval. The Court thereafter issued an order vacating all pending dates in the action and ordered Plaintiff to file the Stipulation and Agreement of Settlement for the Court’s approval. On December 18, 2015, plaintiffs filed the Motion for Preliminary Approval of Derivative Settlement that included the Stipulation and Agreement of Settlement. On February 3, 2016, the Court issued an Order granting preliminary approval of the Settlements.

By entering into the Settlements, the settling parties have resolved the derivative claims to their mutual satisfaction. The Individual Defendants have not admitted the validity of any claims or allegations and the settling plaintiffs have not admitted that any claims or allegations lack merit or foundation.

Under the terms of the Settlements, the Company agrees to adopt and adhere to certain corporate governance processes in the future. In addition to these corporate governance measures, the Company’s insurers, on behalf of the Individual Defendants, will make a payment of $300,000 into the settlement escrow account and Messrs. Mehdizadeh and Bedrick will deliver 2,000,000 and 300,000 shares, respectively, of their shares of Common Stock into the Settlement escrow account. The funds and Common Stock in the Settlement escrow account will be paid as attorneys’ fees and expenses, or as service awards to plaintiffs.

On September 16, 2016, solely to avoid the costs, risks, and uncertainties inherent in litigation, the parties entered into a settlement regarding the Merritts Action. The settlement provides, among other things, for the release and dismissal of all asserted claims. Under the terms of the settlement, the Company agrees to adopt and to adhere to certain corporate governance processes in the future. In addition to these corporate governance measures, the Company will make a payment of $135,000 in cash to be used to pay Merritts’ counsel for any attorneys’ fees and expenses, or as service awards to Merritts, that are approved and awarded by the Court. The Settlements have been approved by the court.

As of March 31, 2017, all obligations have been settled in connection with this derivative settlement.

SEC Investigation

In October 2014, the Board appointed a special committee (the “Special Committee”) to investigate issues arising from a federal grand jury subpoena pertaining to the Company’s financial reporting which was served upon the Company’s predecessor independent registered public accounting firm as well as certain alleged wrongdoing raised by a former employee of the Company. The Company was subsequently served with two SEC subpoenas in early November 2014. The Company is fully cooperating with the grand jury and SEC investigations. In connection with its investigation of these matters, the Special Committee in conjunction with the Audit Committee initiated an internal review by management and by an outside professional advisor of certain prior period financial reporting of the Company. The outside professional advisor reviewed the Company’s revenue recognition methodology for certain contracts for the third and fourth quarters of 2013. As a result of certain errors discovered in connection with the review by management and its professional advisor, the Audit Committee, upon management’s recommendation, concluded on December 24, 2014 that the Condensed Consolidated Financial Statements for the year ended December 31, 2013 and for the third and fourth quarters therein, as well as for the quarters ended March 31, 2014, June 30, 2014 and September 30, 2014, should no longer be relied upon and would be restated to correct the errors. On March 6, 2015 the audit committee determined that the Condensed Consolidated Financial Statements for the year ended December 31, 2012, together with all three, six and nine month financial information contained therein, and the quarterly information for the first two quarters of the 2013 fiscal year should also be restated. On March 11, 2015, the Company filed its restated Form 10 Registration Statement with the SEC with restated financial information for the years ended December 31, 2012 and December 31, 2013, and on March 16, 2015, the Company filed amended and restated quarterly reports on Form 10-Q, with restated financial information for the periods ended March 31, June 30 and September 30, 2014, respectively.

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

As noted above, the Company’s long-term strategy is to maintain tight control of its supply chain. The continuing default by Whole Hemp was conductive to the Company’s efforts to eliminate outside vendors in the supply chain and control production from “Seed to Sale.” The Company’s decision to terminate the Whole Hemp Agreements comports with its long-term strategy to maintain tight control of its supply chain.

West Hollywood Lease

The lease for the former office at 8439 West Sunset Blvd. in West Hollywood, CA has been partially subleased. The Company plans to sublease the remainder of the office in West Hollywood, CA and continues to incur rent expense while the space is being marketed. The landlord for the prior lease filed a suit in Los Angeles Superior Court in April 2015 against the Company for damages they allege have been incurred from unpaid rent and otherwise. In January 2016, the landlord filed a first amended complaint adding the independent guarantors under the lease as co-defendants and specifying damages claim of approximately $300,000. On September 8, 2016, the court approved Mani Brothers’ application for writ of attachment in the State of California in the amount of $374,402 against PVM. A trial date was set in May 2017. On March 16, 2017, the Company and Mani Brothers agree to settle the amount owed if the Company paid $40,000 before July 2017. The Company paid the $40,000 in four monthly payments commencing in April 2017. On July 24, 2017, the case was dismissed against the Company.

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

Jeffery Goh

We are a party to certain litigation that was filed by Jeff Goh, one of our former directors and executive officers in Superior Court for the state of California, County of Orange, styled JEFF GOH, an individual, Plaintiff, vs. MEDBOX HOLDINGS, INC., a Nevada corporation; NOTIS GLOBAL, INC., a Nevada corporation; and DOES 1 through 100, inclusive, Defendants, Case No. 30-2018-01014038-CU-BC-CJC. We intend to file such motions as may currently be required in this matter and, thereafter, litigate vigorously against Mr. Goh.

NOTE 10 – SUBSEQUENT EVENTS

The Company evaluates events that have occurred after the balance sheet date of March 31, 2017, through the date which the Consolidated Financial Statements were issued. Based upon the review, other than described in Note 11 – Subsequent Events, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the Consolidated Financial Statements.

Subsequent to March 31, 2017, the Company issued 42 convertible notes to third party lenders totaling $4,612,147. These notes accrue interest at a rate of 10% to 24% per annum and mature with interest and principal both due between August 2018 through September 2020.

Subsequent to March 31, 2017, the Company issued 5 notes to third party lenders totaling $296,347. These notes accrue interest at a rate of 5% to 24% per annum and mature with interest and principal both due between May 2017 through April 2019.

Subsequent to March 31, 2017, the Company settled Investor #2 notes with a principal balance of $2,595,895 for $2,350,000. The Company is currently in default on the settlement agreement.

Sheppard Mullin

On October 27, 2017, Sheppard, Mullin, Richter, & Hampton LLP (“Sheppard Mullin”) filed a complaint in the Superior Court of the State of California for the County of Los Angeles, styled Sheppard, Mullin, Richter, & Hampton LLP, a California limited liability partnership, plaintiff v. Notis Global, Inc., a Nevada corporation, formerly known as Medbox, Inc.; and Does 1-10, inclusive, Defendants, Case No. BC681382. Sheppard Mullin plead causes of action for (1) Breach of Contract, (2) Account Stated, and (3) and Unjust Enrichment, seeking approximately $240,000. We accepted service and did not file a responsive pleading to the complaint. On May 17, 2018, the court entered judgment in favor of Sheppard Mullin in the amount of $277,998.77. On June 25, 2018, we entered into a settlement agreement with Sheppard Mullin, pursuant to which we agreed to pay $50,000 by June 29, 2018 and $25,000 by June 30, 2019, both of which payments were made, and the judgment was deemed satisfied in full.

Pueblo Farm – Management Services Agreement

On May 31, 2017, the Company, and two of its subsidiaries, EWSD and Pueblo Agriculture Supply and Equipment LLC, and Trava LLC, a Florida limited liability company that has lent various sums to the Company (“Trava”; referenced above as the “PCH Lender”), entered into a Management Services Agreement (the “MS Agreement”) in respect of the Company’s hemp grow-and-extraction operations located in Pueblo, Colorado (the “Pueblo Farm”). The MS Agreement has a 36-month term with two consecutive 12-month unilateral options exercisable in the sole discretion of Trava. Pursuant to the provisions of the MS Agreement, Trava shall collect all revenue generated by the Pueblo Farm operations. Further, Trava is to satisfy all of the Pueblo Farm-related past due expenses and, subject to certain limitations, to pay all current and future operational expenses of the Pueblo Farm operations. Finally, commencing October 2017, Trava is obligated to make the monthly mortgage payments on the Pueblo Farm, although the Company remains responsible for any and all “balloon payments” due under the mortgage. On a cumulative calendar monthly cash-on-cash basis, Trava is obligated to tender to the Company or, at the Company’s option, to either or both of those subsidiaries, an amount equivalent to 51% of the net cash for each such calendar month. Such monthly payments are on the 10th calendar day following the end of a calendar month for which such tender is required. At the end of the five-year term (assuming the exercise by Trava of each of the two above-referenced options), Trava has the unilateral right to purchase the Pueblo Farm operation at a four times multiple of its EBITDA (calculated at the mean average thereof for each of the two option years).

On January 29, 2018, the parties to the MS Agreement entered into a subsequent agreement (the “Termination Agreement”), pursuant to which they agreed to terminate the MS Agreement in full. By its terms, the Termination Agreement did not modify any of the then-extant agreements among the parties. In connection with the termination of the MS Agreement and in lieu of any compensation and reimbursement that otherwise was to have been tendered by Trava, the parties agreed that, on or before March 31, 2019, the Company would tender to Trava the sum of not less than $250,000.00, subject to increase depending upon the results of the Farm’s 2018 harvest season. Pursuant to the terms of the Termination Agreement, on March 31, 2019, the Company tendered the sum of approximately $265,000 to Trava.

Commencing in September 2017 in connection with Trava’s monthly lending to the Company funds sufficient for the Pueblo Farm’s monthly operational expenses of the Pueblo Farm operations, the Company amended the MS Agreement to provide that, from time to time, Trava may exercise its rights to convert some or all of the notes that evidence its lending of funds into shares of Common Stock at a fixed conversion price of $.0001 pre-share. If Trava converts, in whole or in part, any one or more of such notes, then (unless (i) thereafter, the Company is unable to accommodate any future such conversions because of a lack of authorized, but unissued or unreserved, shares or (ii) the public market price for a share of Common Stock becomes “no bid”), Trava shall continue to exercise its conversion rights in respect of all of such notes (to the 4.9% limitations set forth therein) and shall diligently sell the shares of Common Stock into which any or all of such notes may be converted (collectively, the “Underlying Shares”) in open market or other transactions (subject to any limitations imposed by the Federal securities laws and set forth in any “leak-out” type of arrangements in respect of the “underlying shares” to which Trava is a party).

Trava acknowledged that any proceeds derived by it from such sales of the underlying shares shall, on a dollar-for-dollar basis, reduce the Company’s financial obligations under the notes. Once Trava has received sufficient proceeds from such sales to reduce the aggregate obligations thereunder to nil (which reductions shall include any and all funds that Trava may have otherwise received in connection with the respective rights and obligations of the parties to the MSA), then the MSA shall be deemed to have been cancelled without any further economic obligations between Trava and the Company and Trava’s purchase right shall, accordingly, be extinguished.

Southwest Farms Note Modification

On June 20, 2018, Shi Farms entered into a loan modification agreement (the “Agreement”) to extend the term of the EWSD Secured Note. Pursuant to the Agreement, the maturity date of the EWSD Secured Note is extended to August 1, 2020, and Shi Farms will continue to make payments in the same manner as previously required through and including July 1, 2020, with the final balloon payment due and payable on August 1, 2020. Additionally, on May 31, 2019, Shi Farms paid Southwest Farms an additional required principal payment of $250,000, which does not reduce any regularly scheduled payments, but will reduce the final balloon payment.

Office Lease

On January 25, 2019, the Company entered into a seven-year operating lease for approximately 1,840 square feet of office space for employees in Red Bank, New Jersey. Currently, the Company is operating out of a temporary space while the full space is prepared. The monthly rent is $1,200 for the temporary space which ends August 30, 2019. The minimum monthly lease payments, once the space is complete, will be $3,000.

Canbiola Joint Venture

On July 11, 2019, NY – SHI, LLC, a New York limited liability company (“NY – SHI”), and Shi Farms (collectively, the “Company Subs”) entered into a joint venture agreement (the “Joint Venture Agreement”) with Canbiola Inc., a Florida corporation (“Canbiola”), and NY Hemp Depot, LLC, a Nevada limited liability company (“Canbiola Sub”). The purpose of the joint venture is to develop and implement a business model referred to as the “Depot Model” to aggregate and purchase fully-grown, harvested industrial hemp from third-party farmers in the State of New York to be processed in any processing facility chosen by NY – SHI (the “Joint Venture”).

Pursuant to the Joint Venture Agreement, the Company Subs will jointly seek farmers to grow and cultivate industrial hemp in the State of New York for the Joint Venture. In addition, the Joint Venture may sell to the farmers feminized hemp seeds, clone plants, and additional materials required to grow and cultivate industrial hemp and provide to the farmers the initial training reasonably required for them to grow industrial hemp.

Canbiola Sub is responsible for securing the building on behalf of the Joint Venture in the State of New York to house certain of the operations of the business of the Joint Venture (the “NY Hemp Depot Facility”). Canbiola Sub will manage and direct the day-to-day operations of the Joint Venture and provide farmer recruitment services. NY – SHI is responsible for providing to the Joint Venture technical expertise regarding the growth and cultivation of industrial hemp, a license from the New York State Department of Agriculture and Markets that permits the growth of industrial hemp (the “Cultivating License”), and the farmer recruitment services.

Upon the execution of the Joint Venture Agreement, Canbiola Sub delivered to NY – SHI a cash payment of $500,000 and, on July 22, 2019, Canbiola issued and delivered $500,000 in value of Canbiola’s common stock (a total of 12,074,089 shares) to NY– SHI, upon NY – SHI’s amendment of the Cultivating License to add the NY Hemp Depot Facility. Additionally, SHI Farms has agreed to sell certain isolate to Canbiola or its designated affiliate at the cost of processing the isolate from biomass and granted Canbiola Sub an interest in the one and one-half percent payments due to SHI Farms in connection with its agreements with Mile High Labs.

The “gross profits” from the Joint Venture, which are defined as gross revenues less certain direct operational costs, will be distributed quarterly in arrears with the first distribution scheduled to be made on March 31, 2020, of which 70% is to be distributed to Canbiola Sub and 30% is to be distributed to NY – SHI.

Aeon Investment and Royalty Agreement

On March 12, 2018, Shi Farms entered into an investment and royalty agreement (the “March 2018 Aeon Agreement”) with Aeon Funds, LLC (“Aeon”), whereby Aeon committed to use its best efforts to invest $1 million in Shi Farms. These funds will be used for growing and harvesting 100 acres of industrial hemp at the Farm from March 1, 2018 through November 30, 2019 (the “2018-2019 Crop”), and, thereafter, for processing and marketing Shi Farms’ products.

Pursuant to the terms of the March 2018 Aeon Agreement, Shi Farms will pay royalties to Aeon in an amount equal to 50% of gross sales of product from the 2018-2019 Crop until the principal investment is fully repaid. Shi Farms will then pay 20% of gross sales of the 2018-2019 Crop to Aeon until gross sales equal $10 million. Once gross sales exceed $10 million, Shi Farms will pay Aeon 10% of gross sales. Payments will be made monthly until all products from the 2018-2019 harvest are sold. The March 2018 Aeon Agreement provides that the Company will also issue to Aeon shares of Common Stock valued at $100,000 and grants Aeon a five-year right of first negotiation, in the event Shi Farms seeks additional financing.

As of July 31, 2019, in connection with the March 2018 Aeon Agreement, Shi Farms had received an investment of $1,000,000.00 from Aeon and has repaid $1,374,892 of that investment.

AAG Harvest 2019 Revenue Sharing Agreement

On May 1, 2019, Shi Farms entered into a revenue sharing agreement (the “RS Agreement”) with AAG Harvest 2019, LLC, a Delaware limited liability company (“AAG Harvest”), whereby AAG Harvest agreed to invest a portion of the proceeds from its offering of limited liability company interests in Shi Farms. The RS Agreement provides that AAG Harvest will use its best efforts to provide up to $3,910,000 of funding (the “Funding”) to Shi Farms, and allows funding to increase to $7,100,000 by mutual agreement of Shi Farms and AAG Harvest. Shi Farms will use the funding to grow and harvest approximately 1,200 acres of industrial hemp at the Farm in Pueblo, Colorado, its co-op location in Oklahoma, and its co-op location in Southern Colorado from approximately May 2019 through November 2019 (the “2019 Crop”).

In exchange for the investment, AAG Harvest will receive payments equal to 25% of Shi Farms’ gross sales of the 2019 Crop until AAG Harvest has received an amount equivalent to the amount of capital raised by AAG Harvest to fund the Funding (approximately 118% of the Funding). After AAG Harvest has received this amount, Shi Farms will pay 12.5% of gross sales of the 2019 Crop to AAG Harvest. Payments to AAG Harvest are due within 45 days of each calendar quarter until the 2019 Crop is entirely sold.

As of August 22, 2019, in connection with the RS Agreement, Shi Farms has received funding of $2,854,775 from AAG Harvest.

Preferred Units Placement Agreement

On November 19, 2018, Shi Farms entered into an agreement with AEON Capital, Inc. (“Aeon Capital”), whereby Aeon Capital provided placement agent services with respect to certain preferred membership units of the Company. In consideration for the services provided, Shi Farms has agreed to pay Aeon Capital a cash fee of up to 10% of the gross proceeds from the sale of units to investors introduced by Aeon Capital, and 2.5% of the gross proceeds from the sale of units to investors introduced by the Company. In connection with this agreement, Aeon Capital has placed $3,915,000 in preferred membership units, for which Shi Farms has paid fees of $193,490.

Mile High Labs – Partner Farm and Supply Agreements

Partner Farm Agreement

On May 10, 2019, Shi Farms entered into a partner farm agreement (the “Partner Farm Agreement”) with Mile High Labs, Inc., a Colorado corporation (“Mile High”), whereby Shi Farms has agreed to produce, sell and/or deliver certain dried hemp products (the “Product”) to Mile High, and Mile High has agreed to purchase such Product from Shi Farms and/or provide certain processing services (the “Processing Services”). Among other obligations, Shi Farms has agreed to provide a physical location to perform such Processing Services on the Farm, the infrastructure necessary to access the Farm and the construction of certain structures for the purpose of conducting the Processing Services on the Farm. Among other obligations, Mile High is required to provide, transport and install all necessary equipment to operate the processing facilities located on the Farm, subject to the terms and provisions therein. Mile High has also agreed to provide Shi Farms with priority processing services for the Product specified in the Partner Farm Agreement, of up to 25% of the production capacity of the processing facilities operated by Mile High on the Farm. The Partner Farm Agreement will have an initial term of five years and shall renew automatically thereafter for one-year increments and is terminable by either Mile High or Shi Farms upon 60 days’ written notice. Shi Farms will receive 20% of all sales of the Product and Mile High will receive 80% of the sales price, subject to the payment schedule and terms attached thereto.

Supply Agreement

In connection with, and pursuant to, the Partner Farm Agreement, Shi Farms also entered into a supply agreement (the “Supply Agreement”), on May 10, 2019, with Mile High, whereby Shi Farms will produce and sell to Mile High, and Mile High will purchase and accept from Shi Farms, the Products enumerated in the Partner Farm Agreement and the Supply Agreement in quantities specified in the two agreements and by Mile High. Pursuant to the Supply Agreement, Mile High and Shi Farms have agreed, among other things, to sell the Product as partners and to co-brand the finished Product. Should Mile High establish a cooperative advertising and promotional program, Shi Farms will be required to pay additional fees. The initial term of the Supply Agreement is five years and shall renew automatically thereafter for one-year increments and is terminable by either Mile High or Shi Farms upon 60 days’ written notice.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with, and is qualified in its entirety by, Notis Global’s audited annual financial statements and the related notes thereto as filed with the Securities and Exchange Commission (“SEC”) on January 8, 2019. This discussion contains certain forward-looking statements that involve risks and uncertainties, as described under the heading “Forward-Looking Statements” in this quarterly report. Actual results could differ materially from those projected in the forward-looking statements. For additional information regarding these risks and uncertainties, please see the disclosure under the heading “Risk Factors” elsewhere in this quarterly report.

We believe that our assumptions are based upon reasonable data derived from and known about our business and operations and the business and operations of the Company. No assurances are made that actual results of operations or the results of our future activities will not differ materially from its assumptions. Factors that could cause differences include, but are not limited to, expected market demand for the Company’s products and services and competition.

Overview

Historically, we established joint ventures and entered into operating and management agreements with our partners and acted as a distributor of hemp products processed by our contractors. We previously generated revenue from various sources on a “one-time basis” for services that we provided to clients in helping them obtain licenses, build out and open dispensaries and cultivation centers. Prior to 2017, we sold a line of portable vaporizers and accessories under the brand name Vaporfection. We discontinued these business operations in 2016 to focus on our current business in the industrial hemp industry.

Based upon our knowledge and expertise in the regulation of the industrial hemp industry, our business plan involves creating a sustainable business model to grow crops and manufacture products from hemp farmland and to market, sell, and distribute hemp derivative products such as CBD distillate and isolate, while exploring other business opportunities that complement our core business.

We operate through the following subsidiaries:

●	Shi Farms, which cultivates and processes industrial hemp at a 320-acre farm in Pueblo, Colorado;

●	NY – SHI, which conducted our pilot study in New York and will be our joint venture partner with Canbiola and Canbiola Sub;

●	SHI Cooperative, which will contract with third-party farmers to cultivate hemp in, among other areas, Colorado, Nevada, and Oklahoma;

●	Pueblo Agriculture Supply and Equipment LLC “PASE”, which owns dehydration equipment;

●	SOCO Processing, which will construct a pre-processing plant as part of the Partner Farm Agreement and Supply Agreement with Mile High; and

●	Rock Acquisition Corporation, which will manage land containing potential sand and gravel assets in Pueblo, Colorado, under a mining permit with the State of Colorado.

Comparison of the three months ended March 31, 2017 and 2016

The Company reported a consolidated net loss of approximately $10.2 million for the three months ended March 31, 2017 and consolidated net income of approximately $1.2 million for the three months ended March 31, 2016. The $11.5 million fluctuation was mainly due to a $9.2 million for interest expense on notes and default principal increase during the quarter.

Revenue

Revenue was $89,390 for the three months ended March 31, 2017, compared to $139,228 for the three months ended March 31, 2016. The decrease of approximately $49,838 in total revenue was due to the Company executing its business plan and increasing the size of its agricultural capacity by farming on 15 acres. The net result was an increase in biomass that we processed into CBD, which allowed us to commence sales of CBD. During the first quarter of 2017, the Company launched the Company launched its hemp cultivation business utilizing its corporate-owned farm in Pueblo, Colorado. Due to the shift in its business plan, the company’s revenues declined as they anticipated the sale of hemp and its derivative products.

Cost of revenue

Cost of revenue decreased by approximately $35,000 for the three months ended March 31, 2017, as compared to the same period of 2016, because our revenues declined for the same period. Our CBD oil sale program launched in the first quarter of 2016 and the Company incurred cost of revenue related to procurement of CBD oils in the amount of approximately $64,685 during the three months ended March 31, 2017, as compared to $99,763 for the same period of 2016.

Operating Expenses

Operating expenses consist of all other costs incurred during the period, other than cost of revenue. The Company incurred approximately $1.1 million in operating expenses for the three months ended March 31, 2017, compared to approximately $3.6 million for the three months ended March 31, 2016. The decrease of approximately $2.5 million was primarily due to the decrease in general and administrative expenses amount due to the closing of the Company’s headquarter office in Los Angeles, California, as well as the Company’s revised business plan resulting in certain discontinued operations. General and administrative expenses consist primarily of salary costs, including stock-based compensation, professional costs, including the costs associated with being a public company and consultants, rent, and other costs.

Other Expense

Other expense decreased by approximately $14.3 million during the three months ended March 31, 2017, compared to the prior period, primarily from the decrease in gain on change in fair value of warrant liability, gain on sale of interest in subsidiary, and amortization of debt discount.

Net Loss

The net loss for March 31, 2017, was approximately $10.2 million compared to net income of $1.2 million for March 31, 2016. The decrease of approximately $11.4 million was primarily due to the increase in total other income (expense).

Liquidity and Capital Resources

As of March 31, 2017, the Company had cash on hand of approximately $164,033 compared to approximately $23,967 at December 31, 2016.

Cash Flow

During the three months ended March 31, 2017, cash was primarily used to fund operations of the Company, as well as developing the Farm.

	For the three months ended March 31,
Cash flow	2017	2016
Net cash used in operating activities	$(638,601)	$(4,169,234)
Net cash provided by (used in) investing activities	(386,453)	324,571
Net cash provided by financing activities	1,163,224	541,528
Cash Flows from discontinued operations	1,896	3,317,945

Net change in cash	$140,066	$14,809

Cash Flows – Operating Activities

During the three months ended March 31, 2017, cash flows used in operating activities were $638,601, consisting primarily of a change in fair value of derivative liability and the increase in the note principal increase upon default.

Cash Flows – Investing Activities

During the three months ended March 31, 2017, cash flows used in investing activities was $386,453, consisting of payments made for investment in PCH.

Cash Flows – Financing Activities

During the three months ended March 31, 2017, cash flows provided by financing activities were approximately $1.2 million, consisting primarily of $1.2 million of gross proceeds from the issuance of convertible notes payable. These were offset by the company repaying its debt obligations of $385,207.

Future Liquidity and Cash Flows

Management believes that the Company’s cash balances on hand, cash flows expected to be generated from operations, proceeds from current and future expected debt issuances, and proceeds from future share capital issuances, if any, may not be sufficient to fund the Company’s net cash requirements through January 2018. As noted in the footnotes to the accompanying Condensed Consolidated Financial Statements, the Company recently received a Notice of Default from a creditor following non-payment of the balance under a certain promissory note at maturity thereof, pursuant to which the Company will incur penalties and an increased interest rate, as well as potential legal expenses, associated with the creditor’s legal actions. (See Item 1A. Risk Factors). As of the date of this filing, the Company is in technical default on all notes outstanding. The Company is unable to predict the outcome of these matters; however, legal action taken by the Company’s lenders could have a material adverse effect on the financial condition, results of operations and/or cash flows of the Company and their ability to raise funds in the future. In order to execute the Company’s long-term growth strategy, which may include selected acquisitions of businesses or facilities that may bolster the Company’s CBD oil extraction business or real estate for the cultivation of hemp, the Company will need to raise additional funds through public or private equity offerings, debt financings, or other means.

The Company’s financial statements were prepared on a going concern basis. The going concern basis assumes that the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of business. During the three months ended March 31, 2017, the Company had a net loss of approximately $10.2 million, negative cash flow from operations of $638,601 and negative working capital of $51.9 million. The Company will need to raise capital in order to fund its operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement a business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

On July 17, 2015, the Company entered into an Agreement of Purchase and Sale of Membership Interest with East West Secured Development, LLC to purchase 100% of the membership interest of EWSD, which has entered into an agreement with Southwest Farms, Inc. to purchase the Farm. The Farm is expected to yield revenue and profits for the Company in future years, through farming hemp, extracting CBD oil and controlling the full production cycle to ensure consistent quality.

With an eye focused on the future - and ultimately anticipated FDA approval of hemp and CBD oil production and sales in the United States – we are honing our focus to controlling our supply chain initially through our production on the Farm in Pueblo, Colorado. From “Seed to Sale,” Notis Global will influence its own destiny by controlling our ecosystem. We intend to oversee and execute everything from growing and cultivating the highest quality plants to managing extraction and production of our products. We believe this tight control of our supply chain will eventually be mandated by the federal government as a condition of legalizing hemp and CBD oil production, manufacturing and distribution in the United States. We have elected to take action now – and intend to lead our industry by doing so. Our decision to terminate the Whole Hemp Agreement comports with our long-term strategy to maintain tight control of our supply chain.

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

Item 1A.	Risk Factors.

Investing in our common stock involves a high degree of risk. Current investors and potential investors should consider carefully the risks and uncertainties described below together with all other information contained in this Report before making investment decisions with respect to our common stock. Our business, financial condition, and operating results can be affected by a number of factors, whether currently known or unknown, including, but not limited to, those described below, any one or more of which could, directly or indirectly, cause our actual results of operations and financial condition to vary materially from past, or from anticipated future, results of operations and financial condition. If any of the following risks actually occur, our business, financial condition, results of operations, and our future growth prospects would be materially and adversely affected. Under these circumstances, the trading price and value of our common stock could decline, resulting in a loss of all or part of your investment. The risks and uncertainties described in this Report are not the only ones facing us. Additional risks and uncertainties of which we are not presently aware, or that we currently consider immaterial, may also affect our business operations.

Past financial performance should not be considered to be a reliable indicator of future performance, and current and potential investors should not use historical trends to anticipate results or trends in future periods.

Risks Related to our Securities

There is no assurance that we will ever have enough authorized shares of common stock to honor the conversion or exercise of its convertible notes, warrants, and other derivative securities.

Our Articles of Incorporation authorize 10,000,000,000 shares of common stock and 10,000,000 shares of preferred stock. As of November 26, 2019, our Board has authorized the issuance of all of the shares of Common Stock, of which shares 9,982,923,868 are held of record or in street name by our stockholders. As of such date, all of the shares of Preferred Stock remain unissued and undesignated. We may also be obligated to issue an additional 8,700,000,000 Shares of common stock including shares of common stock issuable upon exercise of options and warrants and excluding shares of common stock issuable upon conversion of convertible notes. There is no assurance that we will ever have enough authorized shares of common stock to honor the exercise and conversion requests of our options and warrants.

We can sell additional shares of common stock or securities convertible into shares of common stock, without consulting stockholders and without offering shares to existing stockholders, which would result in dilution of existing stockholders’ interests in our company and could depress our stock price.

Our Board is authorized to issue our common stock and preferred stock, up to the amounts authorized. As of the date of this Report, we do not have a material number of authorized but unissued shares of common stock available for issuance. Although our Board intends to utilize its reasonable business judgment to fulfill its fiduciary obligations to our then existing stockholders in connection with any future issuance of our capital stock, the future issuance of additional shares of our common stock or preferred stock convertible into common stock would cause immediate, and potentially substantial, dilution to our existing stockholders, which could also have a material effect on the market value of the shares.

In order to raise capital to fund our business plan, including developing and operating the Farm, and pay for our operating expenses, we have issued convertible debentures to our lenders that are convertible into shares of our common stock at a discount to the current market prices, upon conversion by the lenders. Conversion of these debentures, if, when, and as shares of common stock become available for such conversions of these debentures by the lenders, would result in an immediate and substantial dilution to holders of our common stock and could depress the price of our common stock, having a material effect on the market value of the shares.

Our stock price has been extremely volatile.

The market price of our common stock has periodically been extremely volatile and could be subject to further significant fluctuations due to changes in sentiment in the market regarding our operations or business prospects, among other factors.

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

● announcements of strategic developments, acquisitions, dispositions, financings, product developments, and other materials events by us or our competitors;

● regulatory and legislative developments;

● litigation;

● general market conditions;

● other domestic and international macroeconomic factors unrelated to our performance; and

● additions or departures of key personnel.

Because our common stock is not listed on any national securities exchange, investors may find it difficult to buy and sell our shares.

Our common stock is not listed on any national securities exchange. Accordingly, investors may find it more difficult to buy and sell our shares than if our common stock was traded on an exchange. Although our common stock is quoted on the OTC Pink® Open Market, it is an unorganized, inter-dealer, over-the-counter market that provides significantly less liquidity than The Nasdaq Stock Market, The New York Stock Exchange, NYSE American, or other national securities exchanges. These factors may have an adverse impact on the trading and price of our common stock.

Sales by our stockholders of a substantial number of shares of our common stock in the public market could adversely affect the market price of our common stock.

A substantial portion of our total outstanding shares of common stock may be sold into the market under Rule 144 promulgated under the Securities Act. Such sales could cause the market price of our common stock to drop, even if our business is doing well. Such sales may include sales by our officers and directors, who may have entered into pre-arranged stock trading plans to sell shares of our common stock beneficially owned by them, established under Rule 10b5-1 of the Exchange Act of 1934.

Furthermore, the market price of our common stock could decline as a result of the perception that such sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and price that we deem appropriate.

Our preferred stock may have rights senior to those of our common stock, which could adversely affect holders of our common stock.

Our Articles of Incorporation gives our Board the authority to issue additional series of preferred stock without a vote or action by our stockholders. The Board also has the authority to determine the terms of preferred stock, including price, preferences, and voting rights. The rights granted to holders of preferred stock in the future may adversely affect the rights of holders of our common stock. Any such authorized class of preferred stock may have a liquidation preference – a pre-set distribution in the event of a liquidation – that would reduce the amount available for distribution to holders of common stock or superior dividend rights that would reduce the amount of dividends that could be distributed to common stockholders. In addition, an authorized class of preferred stock may have voting rights that are superior to the voting right of the holders of our common stock.

We do not expect to pay any cash dividends in the foreseeable future.

We intend to retain our future earnings, if any, in order to reinvest in the development and growth of our business and, therefore, do not intend to pay cash dividends on our common stock for the foreseeable future. Any future determination to pay dividends will be at the discretion of our Board and will depend on our financial condition, results of operations, capital requirements, and such other factors as our Board deems relevant. Accordingly, investors may need to sell their shares of our common stock to realize a return on their investment, and they may not be able to sell such shares at or above the price paid for them.

Our common stock historically has been categorized as “penny stock,” which may make it more difficult for investors to sell their shares of common stock due to suitability requirements.

Our common stock is categorized as “penny stock.” The Securities and Exchange Commission (the “SEC”) adopted Rule 15g-9, which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Historically, the price of our common stock has been significantly less than $5.00 per share and we did not qualify for any of the other exceptions; therefore, our common stock is considered “penny stock.” This designation imposes additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors.” The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 jointly with his or her spouse. The penny stock rules require a broker-dealer buying our securities, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability and/or willingness of broker-dealers to trade our securities, either directly or on behalf of their clients, may discourage potential investor’s from purchasing our securities, or may adversely affect the ability of our stockholders to sell their shares.

The Financial Industry Regulatory Authority, Inc. (“FINRA”), has adopted sales practice requirements that historically may have limited a stockholder’s ability to buy and sell our common stock, which could depress the price of our common stock.

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that, in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives, and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. Thus, the FINRA requirements historically has made it more difficult for broker-dealers to recommend that their customers buy our common stock, which could limit your ability to buy and sell our common stock, have an adverse effect on the market for our shares, and thereby depress our price per share of common stock.

Anti-takeover effects of certain provisions of Nevada state law hinder a potential takeover of us.

Nevada has a business combination law that prohibits certain business combinations between Nevada corporations and “interested stockholders” for three years after an “interested stockholder” first becomes an “interested stockholder,” unless the corporation’s board of directors approves the combination in advance. For purposes of Nevada law, an “interested stockholder” is any person who is (i) the beneficial owner, directly or indirectly, of ten percent or more of the voting power of the outstanding voting shares of the corporation or (ii) an affiliate or associate of the corporation and at any time within the three previous years was the beneficial owner, directly or indirectly, of ten percent or more of the voting power of the then-outstanding shares of the corporation. The definition of the term “business combination” is sufficiently broad to cover virtually any kind of transaction that would allow a potential acquirer to use the corporation’s assets to finance the acquisition or otherwise to benefit its own interests rather than the interests of the corporation and its other stockholders.

The potential effect of Nevada’s business combination law is to discourage parties interested in taking control of us from doing so if these parties cannot obtain the approval of our Board. Both of these provisions could limit the price investors would be willing to pay in the future for shares of our common stock.

Risks Related to Our Business

Our success is dependent on legalizing industrial hemp.

Continued development of the industrial hemp market is dependent upon continued legislative authorization of industrial hemp at the both the federal and the state level. The Farm Bill was signed into law in December 2018, which contained provisions to legalize the cultivation, processing, and sale of “industrial hemp” (hemp with no more than 0.3% THC) as well as narrowly provide for specific exceptions for CBD from its Schedule I status. For non-industrial hemp and CBD generally, even in those jurisdictions in which industrial hemp has been legalized at the state level, its prescription is a violation of federal law if it does not meet this specification. Pursuant to the Farm Bill, there will be significant shared state-federal regulatory power over industrial hemp cultivation and production. For additional information, see the heading “Government Regulations.” In certain states, such as Colorado, this may be based on the specifics of the legislation passed in that state, and on local governments authorizing a sufficient number of dispensaries. The federal government may at any time choose to change federal law, and, in the past, it has investigated hemp businesses in the various states in which we do business. Moreover, a change in the federal attitude towards enforcement could cripple the industry. While there may be ample public support for certain legislative proposals, key support must be created at the legislative committee level or a bill may never advance to a vote. Any one of these factors could slow or halt the progress of further industrial hemp adoption at the governmental level, which would limit the market for our products and negatively impact our business and revenues. Further, adverse actions taken by the federal government may lead to delays on our business operations, disruptions to our revenue streams, losses of substantial assets, and substantial litigation expenses.

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

Furthermore, unanticipated expenses, problems, and technical difficulties may occur, and they may result in material delays in the operation of our business, in particular with respect to our new products. We may not be able to successfully address these risks and uncertainties or successfully implement our operating strategies. If we fail to do so, such failure could materially harm our business to the point of having to cease operations and could impair the value of our common stock to the point investors may lose their entire investment.

There is no track record for companies pursuing our strategy and, if our strategy is unsuccessful, we will not be profitable, and our stockholders could lose their investments.

There is no track record for companies pursuing our business strategy, and there is no guarantee that our business strategy will be successful or profitable. If our strategy is unsuccessful, we may fail to meet our objectives and not realize the revenues or profits from the business we pursue, which may cause our value to decrease, thereby potentially causing our stockholders to lose their investments. The success of our strategy will depend on numerous factors including:

●	the success of our cultivation operations;

●	our ability to build a brand;

●	our ability to establish and develop a distribution network; and

●	our ability to obtain adequate financing to continue carry out our business plan.

Our growth will depend upon a series of factors including the successful cultivation and harvest of the industrial hemp we grow on our property or through the third-party contractor farmers who grow on our behalf, the ability to process the harvested hemp raw material either through our own processing plant or through a toll processor, the ability to continue to build a sales pipeline, and the ability to acquire additional acreage to expand our cultivation operation and we may be unable to consummate acquisitions on advantageous terms, or at all.

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

We are subject to risks inherent in an agricultural business, including the risk of crop failure.

We grow industrial hemp, which is an agricultural process. As such, our business is subject to the risks inherent in the agricultural business, including risks of crop failure presented by weather (including climate change), insects, plant diseases, and similar agricultural risks. There can be no assurance that natural elements, such as insects and plant diseases, will not entirely interrupt our production activities or have an adverse effect on our business.

Significant interruptions in our access to certain key inputs such as raw materials, electricity, water and other utilities may impair our growing operations.

Our business is dependent on a number of key inputs and their related costs, including raw materials, supplies, and equipment related to our operations, as well as electricity, water, and other utilities. Any significant interruption, price increase or negative change in the availability or economics of the supply chain for key inputs and, in particular, rising or volatile energy costs could curtail or preclude our ability to continue production. In addition, our operations would be significantly affected by a prolonged power outage. Our ability to compete and grow industrial hemp is dependent on us having access, at a reasonable cost and in a timely manner, to skilled labor, equipment, parts and components. No assurances can be given that we will be successful in maintaining our required supply of labor, equipment, parts, and components.

We may acquire a property or properties “as-is,” which increases the risk of an investment that requires us to remedy defects or costs without recourse against the prior owner.

We may acquire properties “as is” with only limited representations and warranties from the seller regarding matters affecting the condition, use, and ownership of the property. There may also be environmental conditions associated with properties we acquire of which we are unaware despite our diligence efforts, and for which we could be liable. In particular, current and potential future facilities may present environmental concerns of which we are not currently aware. If environmental contamination exists on properties we acquire or develops after acquisition, we could become subject to liability for the contamination. As a result, if defects on any of our properties (including any building on such properties) or other matters adversely affecting the properties are discovered, including, but not limited to, environmental matters, we may not be able to pursue a claim for any or all damages against the seller, which could harm our business, financial condition, liquidity, and results of operations.

The Company and our clients may have difficulty accessing the service of banks, which may make it difficult for them to purchase our products and services.

Despite industrial hemp’s legality under federal law given above, banks may choose not to accept deposits of funds derived from industrial hemp-based businesses. On February 14, 2014, the U.S. Department of the Treasury Financial Crimes Enforcement Network (“FinCEN”) released guidance to banks “clarifying Bank Secrecy Act (“BSA”) expectations for financial institutions seeking to provide services to hemp-related businesses.” In addition, U.S. Rep. Jared Polis (D-CO) has stated he will seek an amendment to banking regulations and laws in order to allow banks to transact business with state-authorized hemp businesses. While these are positive developments, there can be no assurance this legislation will be successful, or that, even with the FinCEN guidance, banks will decide to do business with hemp retailers. The inability of potential clients in our target markets to open accounts and otherwise use the services of banks may make it difficult for such potential clients to purchase our products and services and could materially harm our business.

States and municipalities in which we do, or seek to do, business may have, or may adopt, laws that adversely affect our ability to do business.

While the federal government has the right to regulate hemp, which it has in fact done for industrial hemp processing resulting in industrial hemp with a THC value greater than 0.3%, state and municipal governments may adopt additional laws and regulations that may negatively affect industrial hemp businesses. States that currently have laws that permit industrial hemp activity could, in the future, reverse course and adopt new laws that further negatively affect hemp businesses. Additionally, municipal governments in these states may have laws that adversely affect hemp businesses, even though there are no such laws at the state level. For example, municipal governments may have zoning laws that restrict where hemp operations can be located and the manner and size of which they can expand and operate. These municipal laws, like the federal laws, may adversely affect our ability to do business, and adverse enforcement actions under these laws may lead to costly litigation and a closure of our businesses with which we have contracts or royalty-fee structures in place, in turn, affecting our own business. Moreover, if additional states do not adopt laws that legalize certain aspects of the hemp industry, we may not be able to expand our business in the manner in which we prefer.

Also, given the complexity and rapid change of the federal, state, and local laws pertaining to industrial hemp, we may incur substantial legal costs associated with complying with these laws and in acquiring the necessary state and local licenses required by our business endeavors. For example, some states permit entities to enter into joint venture relationships with individual license holders that provide for revenue sharing arrangements. In other states, revenue sharing is not permitted, and we accept fixed fees for our services. State and municipal governments may also limit the number of specialized licenses available or apply stringent compliance requirements necessary to maintain the license. These developments may limit our ability to expand our negatively affect our business model.

We received an event of default regarding a promissory note and are unable to predict the outcome of this matter.

On September 22, 2016, we received notice of an Event of Default and Acceleration from one of our lenders regarding a promissory note issued on March 14, 2016. On October 31, 2018, affiliates of YA PN, LTD. (“YA PN”), and we, entered into a forbearance agreement regarding the promissory notes (the “Forbearance Agreement”), a security agreement, related documents and the financing arrangements described within the Forbearance Agreement pursuant to which the affiliates of YA PN agreed not to enforce certain of its claims. Of an agreed upon amount of $2,350,000, we have paid $520,000 and YA PN assigned (with our permission) $1,408,000 to various otherwise unaffiliated entities. We still owe YA PN $422,000. As of the date of this filing, we remain in default of the Forbearance Agreement. We are unable to predict the ultimate outcome of these matters; however, legal action taken by YA PN, or the assignees, could have a material adverse effect on our financial condition, results of operations, and/or cash flows and our ability to raise funds in the future. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The ability to continue as a going concern is dependent on our ability to raise additional capital and implement its business plan.

We will require additional capital to finance our operations in the future, but that capital may not be available when it is needed and could be dilutive to existing stockholders.

We will require additional capital for future operations. We plan to finance anticipated ongoing expenses and capital requirements with funds generated from the following sources:

●	cash provided by operating activities;

●	cash provided by joint venture or related transactions;

●	available cash and cash investments; and

●	capital raised through debt and equity offerings.

Current conditions in the capital markets are such that traditional sources of capital may not be available to us when needed or may be available only on unfavorable terms. As of the date of this Report, we do not have any significant number of shares of authorized, but unissued, common stock available for sale to any prospective investors on any terms. Our ability to raise additional capital will depend on conditions, available common stock, and in the capital markets, economic conditions and a number of other factors, many of which are outside our control, and on our financial performance. Accordingly, we cannot assure you that we will be able to raise additional capital at all or on terms that are acceptable to us. If we cannot raise additional capital when needed, it may have a material adverse effect on our liquidity, financial condition, results of operations, and prospects. Furthermore, if we raise capital by issuing stock, the holdings of our existing stockholders will be diluted, and the market price of our common stock could decline.

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

We and some of our subsidiaries are currently delinquent with their respective federal and applicable state tax returns filings for the years ending December 31, 2015, 2016, 2017, and 2018 and, therefore, we may incur additional taxes, interests, penalties, and costs, which could have a material adverse effect on us and our net operating losses.

Although we have been experiencing recurring losses, we are obligated to file tax returns for compliance with Internal Revenue Service regulations and that of applicable state jurisdictions. Our subsidiary, Shi Farms, has approximately $3.8 million of accumulated net operating losses through the year ended December 31, 2017. This net operating loss will be eligible to be carried forward for tax purposes at federal and applicable states level, but the use of such net operating losses may be subject to restrictions under applicable tax law. A full valuation allowance has been recorded related to the deferred tax assets generated from the net operating losses. We are currently delinquent in filing our tax returns for years ended December 31, 2015, 2016, 2017, and 2018.

Any of the foregoing occurrences, should they come to pass, could negatively impact the public perception of our company, which could have a negative impact on our stock price.

The success of our new and existing products and services is uncertain.

We have committed, and hope to continue to commit, significant resources and capital to develop and market existing product and service enhancements and new products and services. To date, we have developed into a vertically integrated industrial hemp/CBD company. We have completed two successful indoor seed production pilots. These pilots have led to us planting approximately 8 acres of outdoor feminized seed production. We have scaled from 15 to 100 to 838 acres of outdoor hemp planting over the past 3 years. During this 3-year period, we have continued to expand our wholesale sale pipeline. We continue to work towards full vertical integration through our MH Agreements with Mile High. At this time, industrial hemp and industrial hemp derived products remain products that are relatively untested, and we cannot assure you that we will achieve market acceptance for these products and services, or other new products and services that we may offer in the future. Moreover, these and other new products and services may be subject to significant competition with offerings by new and existing competitors in the business of dispensing regulated pharmaceutical products. In addition, new products, services, and enhancements may pose a variety of technical challenges and require us to attract additional qualified employees. The failure to successfully develop and market these new products, services, or enhancements or to hire qualified employees could seriously harm our business, financial condition, and results of operations. Further, there is a risk that the market price of our products could decline which in turn would decrease profit margins.

If we are able to expand our operations, we may be unable to manage successfully our future growth.

If we are able to expand our operations in the United States, as planned, we may experience periods of rapid growth, which will require additional resources. Any such growth could place increased strain on our management, operational, financial, and other resources, and we will need to train, motivate, and manage employees, as well as attract management, sales, finance and accounting, international, technical, and other professionals. In addition, we will need to expand the scope of our infrastructure and our physical resources. Any failure to expand these areas and implement appropriate procedures and controls in an efficient manner and at a pace consistent with our business objectives could have a material adverse effect on our business and results of operations.

We may not be able to obtain adequate insurance coverage in respect of the risks our business faces, the premiums for such insurance may not continue to be commercially justifiable, or there may be coverage limitations and other exclusions which may result in such insurance not being sufficient to cover potential liabilities that we face.

We currently have insurance coverage, protecting many, but not all, of our assets and operations. Our insurance coverage is subject to coverage limits and exclusions and may not be available for the risks and hazards to which we are exposed. In addition, no assurance can be given that such insurance will be adequate to cover our liabilities, including potential product liability claims, or will be generally available in the future or, if available, that premiums will be commercially justifiable. If we were to incur substantial liability and such damages were not covered by insurance or were in excess of policy limits, we may be exposed to material uninsured liabilities that could impede our liquidity, profitability or solvency.

Our business may expose us to product liability claims for damages resulting from the manufacture of our products. Product liability claims, whether or not we are ultimately held liable for them, could have a material adverse effect on our business and results of operations.

We may be subject to product liability claims if any of our products are alleged to be defective or cause harmful effects. Product liability claims, or other claims related to our products, regardless of their outcome, could require us to spend significant time and money in litigation, divert management time and attention, require us to pay significant damages, harm our reputation, or hinder acceptance of our products. Any successful product liability claim may prevent us from obtaining adequate product liability insurance in the future on commercially desirable or reasonable terms. An inability to obtain sufficient insurance coverage at an acceptable cost or otherwise to protect against potential product liability claims could prevent or inhibit the commercialization of our products.

Our prior operating results are not indicative of our future results if we are able to effectuate our business plan successfully.

You should not consider prior operating results with respect to revenues, net income, or any other measure to be indicative of our future operating results. In 2016, we transitioned to a new business model of growing and cultivating hemp, which commenced in 2017 with our initial hemp pilot study, now totaling 830 acres as of July 2019. The timing and amount of future revenues will depend almost entirely the success of our new model and our ability to service new customers. Our future operating results will depend upon many other factors, including:

●	state and local regulation;

●	our ability to implement our new business model;

●	our success in expanding our business network and managing our prospective growth;

●	our ability to develop and market products;

●	the ability to hire additional qualified employees and consultants; and

●	the timing of such hiring and our ability to control costs.

Our lack of adequate directors’ and officers’ insurance may also make it difficult for us to retain and attract talented and skilled directors and officers.

We are and may in the future be subject to additional litigation, including potential class action and stockholder derivative actions. Risks associated with legal liability are difficult to assess and quantify, and their existence and magnitude can remain unknown for significant periods of time. Although we have obtained directors’ and officers’ liability (“D&O”) insurance to cover such risk exposure for our directors and officers, the amount of directors’ and potential officers’ insurance we have obtained is lower than customary for public companies. Such insurance generally pays the expenses (including amounts paid to plaintiffs, fines, and expenses including attorneys’ fees of directors and covered officers) of officers and directors who are the subject of a lawsuit as a result of their service to the Company. The amount of D&O insurance we have obtained may not be adequate to cover such expenses should such a lawsuit occur, and our deductibles are higher than we may be able to pay. While neither Nevada law nor our Articles of Incorporation or bylaws require us to indemnify or advance expenses to our officers and directors involved in such a legal action, we have agreed to indemnify our officers and directors and may agree to indemnify other officers and directors in the future. Without adequate D&O insurance, the amounts we would pay to indemnify our directors and potential officers should they be subject to legal action based on their service to the Company could have a material adverse effect on our financial condition, results of operations, and liquidity. Furthermore, our lack of adequate D&O insurance may make it difficult for us to attract and retain talented and skilled directors and officers, which could adversely affect our business.

If we are unable to maintain effective internal control over our financial reporting, the reputational effects could materially adversely affect our business.

Under the provisions of Section 404(a) of the Sarbanes-Oxley Act of 2002, as amended by the Dodd Frank Wall Street Reform and Consumer Protection Act of 2010, the SEC adopted rules requiring public companies to perform an evaluation of Internal Control over Financial Reporting (“Internal Controls”) and to report on our evaluation in our Annual Report on Form 10-K. Our Internal Controls constitute a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. However, as discussed in greater detail in Item 9A of this Report, we identified a material weakness in our Internal Controls. If our remediation of such reported material weaknesses is ineffective, or if in the future we are unable to maintain effective Internal Controls, resulting material restatements could occur, regulatory actions could be taken, and a resulting loss of investor confidence in the reliability of our financial statements could materially adversely affect the value of our common stock. We may be required to expend substantial funds and resources in order to rectify any deficiencies in our Internal Controls. Further, if lenders lose confidence in the reliability of our financial statements it could have a material adverse effect on our ability to fund our operations.

We depend upon key personnel, the loss of whom could seriously harm our business and our prospects.

Our operating performance is substantially dependent on the continued services of our key personnel. The unexpected loss of the services of any of such persons could have a material adverse effect on our business, operations, financial condition, and operating results, as well as the value of our common stock.

We incur increased costs as a result of operating as a public company and our management is required to devote substantial time to new compliance initiatives.

As a public company, we will incur significant legal, accounting, and other expenses. We may also lose status as an emerging growth company, which may further increase legal, accounting, and other expenses resulting from increased disclosure and compliance obligations. Our management and other personnel have limited experience operating a public company, which may result in operational inefficiencies or errors, or a failure to improve or maintain effective internal controls over financial reporting to ensure timely and accurate reporting of operational and financial results. Our existing management team will need to devote a substantial amount of time to these compliance initiatives, and we may need to hire additional personnel to assist us with complying with these requirements. Moreover, rules and regulations will continue to increase and will continue to increase our legal and financial compliance costs and will make some activities more time consuming and costly.

Laws and regulations affecting the industrial hemp industry are constantly changing, which could detrimentally affect our business, and we cannot predict the impact that future regulations may have on us.

Local, state, and federal industrial hemp laws and regulations are broad in scope and they are subject to evolving interpretations, which could require us to incur substantial costs associated with compliance or to alter one or more of our sales or marketing practices. In addition, violations of these laws, or allegations of such violations, could disrupt our business and result in a material adverse effect on our revenues, profitability, and financial condition.

In addition, it is possible that regulations may be enacted in the future that will be directly applicable to us and our products. We cannot predict the nature of any future laws, regulations, interpretations, or applications, nor can we determine what effect additional governmental regulations or administrative policies and procedures, when and if promulgated, could have on our business. These potential effects could include, however, requirements for the revisions to our products to meet new standards, the recall, or discontinuance of certain products, or additional record keeping and reporting requirements. Any or all of these requirements could have a material adverse effect on our business, financial condition, and results of operations.

We, or the industrial hemp industry more generally, may receive unfavorable publicity or become subject to negative consumer or investor perception.

We believe that the industrial hemp and CBD industry is highly dependent upon positive consumer and investor perception regarding the benefits, safety, efficacy, and quality of the products distributed to consumers. The perception of the industry and products, currently and in the future, may be significantly influenced by scientific research or findings, regulatory investigations, litigation, political statements, media attention, and other publicity (whether or not accurate or with merit) both in the United States and in other countries relating to the consumption of hemp-based products, including unexpected safety or efficacy concerns arising with respect to hemp based products or the activities of industry participants. There can be no assurance that future scientific research, findings, regulatory proceedings, litigation, media attention, or other research findings or publicity will be favorable to the industrial hemp and/or CBD markets. Adverse future scientific research reports, findings, and regulatory proceedings that are, or litigation, media attention, or other publicity that is, perceived as less favorable than, or that questions, earlier research reports, findings, or publicity (whether or not accurate or with merit) could result in a significant reduction in the demand for our products. Further, adverse publicity reports or other media attention regarding the safety, efficacy, and quality of industrial hemp, or our products specifically, or associating the consumption of CBD with illness or other negative effects or events, could adversely affect us. This adverse publicity could arise even if the adverse effects associated with hemp-based products resulted from consumers’ failure to use such products legally, appropriately, or as directed.

We face intense competition and many of our competitors have greater resources that may enable them to compete more effectively.

The industry in which we operate in general is subject to intense and increasing competition. Some of our competitors may have greater capital resources, facilities, and diversity of product lines, which may enable them to compete more effectively in this market. Our competitors may devote their resources to developing and marketing products that will directly compete with ours. Due to this potential competition, there is no assurance that we will not encounter difficulties in obtaining revenues and market share or in the positioning of our products. There are no assurances that competition will not lead to reduced prices for our product. If we are unable to successfully compete with existing companies and new entrants to the market this will have a negative impact on our business and financial condition.

Litigation may adversely affect our business, financial condition, and results of operations.

From time to time in the normal course of our business operations, we may become subject to litigation that may result in liability material to our financial statements as a whole or may negatively affect our operating results if changes to our business operations are required. The cost to defend such litigation may be significant and may require a diversion of our resources. There also may be adverse publicity associated with litigation that could negatively affect customer perception of our business, regardless of whether the allegations are valid or whether we are ultimately found liable. Insurance may not be available at all or in sufficient amounts to cover any liabilities with respect to these or other matters. A judgment or other liability in excess of our insurance coverage for any claims could adversely affect our business and the results of our operations.

We may experience breaches of security at our facilities or loss as a result of the theft of our products.

Because of the nature of our products and the limited channels for distribution, as well as the concentration of inventory in our facilities, we are subject to the risk of theft of our products and other security breaches. A security breach could result in a significant loss of available products, expose us to additional liability under applicable regulations and to potentially costly litigation or increase expenses relating to the resolution and future prevention of similar thefts, any of which could have an adverse effect on our business, financial condition, and results of operations.

We may be subject to risks related to our information technology systems, including the risk that we may be the subject of a cyber-attack and the risk that we may be in non-compliance with applicable privacy laws.

Our operations depend, in part, on how well we and our vendors protect networks, equipment, information technology (IT) systems, and software against damage from a number of threats, including, but not limited to, cable cuts, damage to physical plants, natural disasters, intentional damage and destruction, fire, power loss, hacking, computer viruses, vandalism, theft, malware, ransomware and phishing attacks. Any of these and other events could result in IT system failures, delays, or increases in capital expenses. Our operations also depend on the timely maintenance, upgrade, and replacement of networks, equipment, and IT systems and software, as well as preemptive expenses to mitigate the risks of failures. The failure of IT systems or a component of IT systems could, depending on the nature of any such failure, adversely impact our reputation and results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

Exhibit Number	Description
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Principal Financial Officer and Principal Accounting Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Principal Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

32.2	Certification of Principal Financial Officer and Principal Accounting Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Notis Global, Inc.

Date: November 26, 2019	By:	/s/ Ned L. Siegel
Ned L. Siegel
Executive Chairman
(Principal Executive Officer)

