Form 10-Q
period 2017-06-30
Notis Global, Inc.
filed 2019-11-27
CIK 1547996

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

NOTIS GLOBAL, INC.

NOTIS GLOBAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2017	December 31, 2016
	(unaudited)
Assets
Current assets
Cash	$27,660	$23,967
Capitalized agricultural costs	419,736	160,131
Prepaid expenses and other current assets	78,845	92,976
Assets of discontinued operations	570	2,522
Total current assets	526,811	279,596

Property and equipment, net	6,528,730	6,712,369
Total assets	$7,055,541	$6,991,965

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$7,519,416	$6,009,827
Accrued expenses	3,748,439	2,187,393
Accounts payable and accrued expenses - related parties	566,276	727,893
Liabilities of discontinued operations	918,644	1,020,127
Current portion of notes payable, net	4,168,112	3,367,478
Notes payable – related parties	289,866	289,866
Convertible notes payable, net	16,676,617	8,645,442
Convertible notes payable – related parties	105,000	105,000
Due on demand note	312,431	-
Share restriction liability	60,374	-
Derivative liability	51,912,638	15,635,947
Warrant liability	2,341,355	14,430
Total current liabilities	88,619,168	38,003,403

Notes payable, less current portion	-	4,093,272
Total liabilities	88,619,168	42,096,675
Commitments and contingencies (Note 9)
Stockholders’ deficit
Preferred stock, $0.001 par value: 10,000,000 authorized; 0 issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	-	-
Common stock, $0.001 par value: 10,000,000,000 authorized, 9,961,300,000 and 9,942,223,868 issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	9,961,300	9,942,224
Additional paid-in capital	45,381,067	46,606,283
Treasury stock	-	(1,209,600)
Accumulated deficit	(136,905,994)	(90,443,617)
Total stockholders’ deficit	(81,563,627)	(35,104,710)
Total liabilities and stockholders’ deficit	$7,055,541	$6,991,965

See notes to condensed consolidated financial statements.

NOTIS GLOBAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2017	2016	2017	2016

Revenue	46,805	122,347	136,195	261,575

Operating expenses
Cost of revenues	28,204	171,556	92,889	271,319
General and administrative	1,174,764	2,493,001	2,275,267	6,087,056
Total operating expenses	1,202,968	2,664,557	2,368,156	6,358,375
Loss from operations	(1,156,163)	(2,542,210)	(2,231,961)	(6,096,800)

Other income (expense)
Interest expense, net	(3,156,195)	(1,551,458)	(12,374,667)	(6,182,966)
Change in fair value of derivative liabilities	(32,634,820)	9,940,307	(31,978,525)	18,819,893
Change in fair value of warrant liability	950,726	441,148	950,127	997,121
Gain on sale of assets of subsidiary	-	10,995	-	10,995
Gain on sale of interest in subsidiary	-	331,000	-	630,571
Loss on failed business combination	(201,610)	-	(1,001,520)	-
Other income (expense)	-	(7,769)	183,000	(30,555)
Total other income (expense)	(35,041,899)	9,164,223	(44,221,585)	14,245,059

Net income (loss) from continuing operations	(36,198,062)	6,622,013	(46,453,546)	8,148,259

Discontinued operations
Net loss from discontinued operations	(5,636)	(73,443)	(8,831)	(351,887)

Income (loss) before provision for income taxes	(36,203,698)	6,548,570	(46,462,377)	7,796,372

Net income (loss)	$(36,203,698)	$6,548,570	$(46,462,377)	$7,796,372

Loss per share attributable to common stockholders
Basic and diluted loss per share – continuing operations	(0.00)	0.01	(0.00)	0.02
Basic and diluted loss per share from discontinued operations	(0.00)	(0.00)	(0.00)	(0.00)
Basic and diluted loss per share	$(0.00)	$0.01	$(0.00)	$0.02
Weighted average shares outstanding
Basic	9,944,548,868	701,378,818	9,944,166,271	506,569,535
Diluted	9,944,548,868	10,739,100,799	9,944,166,271	5,605,827,806

Other comprehensive income (loss)
Net income (loss)	(36,203,698)	6,548,570	(46,462,377)	7,796,372
Unrealized gain from marketable securities	-	-	-	18,981
Comprehensive income (loss)	$(36,203,698)	$6,548,570	$(46,462,377)	$7,815,353

See notes to condensed consolidated financial statements.

NOTIS GLOBAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months ended June 30,
	2017	2016
Cash flows from operating activities
Net income (loss)	(46,462,377)	7,796,372
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	183,639	14,991
Change in fair value of marketable securities	-	18,981
Change in fair value of derivative liability	31,978,525	(18,819,893)
Change in fair value of warrant liability	(950,127)	(997,121)
Amortization of debt discount	2,389,599	2,613,227
Financing costs	3,652,068	3,060,579
Note principal increase upon default	4,080,377	-
Loss on failed business combination	1,001,520	-
Stock based compensation	331,852	644,523
Loss on sale of assets of subsidiary	-	178,032
Bad debt	-	70,000
Changes in operating assets and liabilities:
Accounts receivable	-	(19,468)
Inventory	-	(33,411)
Capitalized agricultural costs	(259,605)	-
Deposits in escrow	-	(10,000)
Prepaid expenses and other current assets	14,131	(181,349)
Deferred costs	-	(193,846)
Deposits and other assets, net of reserve of $115,000 and $115,000, respectively	-	(7,486)
Deposits and other assets, net of reserve	-	7,486
Accounts payable	1,610,805	3,591,528
Accrued expenses	-	229,611
Accounts payable and other accrued expenses - related parties	-	(95,431)
Other accrued expenses	1,561,046	-
Accrued expenses - related parties	(161,617)	-
Accrued legal contingencies	-	6,255
Net cash used in operating activities	(1,030,164)	(2,126,420)

Changes related to discontinued operations	(99,531)	(354,548)

Cash flows from investing activities
Payments made for investment in PCH	(588,063)	-
Issuance of note receivable	-	(10,000)
Proceeds from the sale of property and equipment, net	-	35,000
Proceeds received for sale of rights and assets		91,814
Net cash provided by (used in) by investing activities	(588,063)	116,814

Cash flows from financing activities
Cash overdraft	-	13,656
Proceeds from issuance of notes payable	95,527	569,000
Proceeds from issuance of notes payable, related party	-	41,667
Payments on notes payable	(28,960)	(223,347)
Payments on notes payable - related party	-	(2,500)
Proceeds from issuance of demand loan	312,431	-
Exercise of employee stock options	-	16,000
Proceeds from issuance of convertible notes payable, net of fees	1,706,000	1,815,811
Proceeds from issuance of convertible notes payable from related parties, net	-	105,000
Payments on convertible notes payable	(363,547)	-
Net cash provided by financing activities	1,721,451	2,335,287

Net change in cash and cash equivalents	3,693	(28,867)
Cash, beginning of year	23,967	52,834
Cash, end of year	$27,660	$23,967

Supplemental disclosures of cash flow information:

Cash paid for interest	$101,779	$38,595

Non-cash investing and financing activities:
Common stock issued upon debt conversion	$-	$12,947,334
Account payable assigned to note payable - related party	$-	$292,366
Account payable assigned to convertible note payable - related party	$-	$50,000
Account payable assigned to convertible notes payable	$173,812	$576,250
Account payable assigned to note payable	$7,500
Issuance of warrants in connection with convertible debentures	$3,009,034	$-
Exchange of notes payable and accrued interest to convertible notes	$-	$753,122
Exchange of convertible notes payable and accrued interest to convertible notes	$-	$5,970,910
Advances on machinery paid directly by lender	$-	$161,401
OID - notes payable	$12,759	$239,496
OID - convertible notes payable	$-	$157,487
Convertible notes payable assigned to notes payable	$3,966,199	$1,431,401
Cancellation of notes payable for land	$-	$208,605
Debt discount additions for notes payable	$646,098	$3,615,351
Exchange of notes payable to related party to convertible notes payable related party	$-	$2,500
Investor contribution	$-	$324,754
Unrealized gain on marketable securities	$-	$6,601
Common stock issued for settlements	$2,000	$-
Treasury stock	$1,209,600	$-
Share Restriction Liability	$12	$-

See notes to condensed consolidated financial statements.

NOTIS GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – BUSINESS ORGANIZATION, NATURE OF OPERATIONS

Business Description

Notis Global, Inc. (formerly Medbox, Inc.), which is incorporated in the state of Nevada (the “Company”), provides specialized services to the hemp and marijuana industry, distributes hemp product processed by contractual partners and through June 30, 2017, owned independently and through affiliates, real property and licenses that it leased and assigned or sublicensed to partner cultivators and operators in return for a percentage of revenues or profits from sales and operations. Prior to 2016, through its consulting services, the Company worked with clients who sought to enter the medical and cultivation marijuana markets in those states where approved. In 2015, the Company expanded into hemp cultivation with the acquisition of a 320-acre farm (the “Farm”) in Colorado by the Company’s wholly-owned subsidiary, EWSD I, LLC (“EWSD”). The farm was operated by an independent farming partner until the relationship was terminated in May 2016 (Note 3). In addition, through its wholly-owned subsidiary, Vaporfection International, Inc. (“VII”), the Company sold a line of vaporizer and accessory products online and through distribution partners. On March 28, 2016, the Company sold the assets of VII and exited the vaporizer and accessory business. As of December 31, 2016, the Company was headquartered in Los Angeles, California. As of the date of filing of this Quarterly Report, the Company was headquartered in Middletown, New Jersey.

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

Notis Global, Inc., operates the business directly and through the utilization of three primary operating subsidiaries, as follows:

●	EWSD I, LLC, a Delaware limited liability company that owns property in Colorado.

●	Pueblo Agriculture Supply and Equipment, LLC, a Delaware limited liability company that was established to own extraction equipment.

●	Shi Cooperative, LLC, a Colorado limited liability company that contracts with third-party farmers to cultivate hemp in, among other areas, Colorado, Nevada, and Oklahoma.

●	San Diego Sunrise, LLC, a California corporation to hold San Diego, California dispensary operations. (As of June 30, 2016, the Company sold its interest in San Diego Sunrise, LLC.

●	Prescription Vending Machines, Inc., a California corporation, d/b/a Medicine Dispensing Systems in the State of California (“MDS”), which previously distributed our Medbox product and provided related consulting services.

●	Vaporfection International, Inc., a Florida corporation through which we distributed our medical vaporizing products and accessories. (All the assets of which were sold during the three months ended March 31, 2016).

●	Medbox Property Investments, Inc., a California corporation specializing in real property acquisitions and leases for dispensaries and cultivation centers. This corporation currently owns no real property.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The Condensed Consolidated Financial Statements were prepared on a going concern basis. The going concern basis assumes that the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of business. During the six months ended June 30, 2017, the Company had a net loss from operations of approximately $46.5 million, negative cash flow from operations of $1.0 million and negative working capital of $88.1 million. During the year ended December 31, 2016, the Company had a net loss of approximately $17.7 million, negative cash flow from operations of $3.5 million and negative working capital of $38 million. The Company will need to raise capital in order to fund its operations. On September 22, 2016, the Company received notice of an Event of Default and Acceleration from one of its lenders regarding a Promissory Note issued on March 14, 2016. As of the date of this filing, the Company is in default on all notes outstanding. The Company is unable to predict the outcome of these matters; however, legal action taken by the Company’s lenders could have a material adverse effect on the financial condition, results of operations and/or cash flows of the Company and its ability to raise funds in the future. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. The ability to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The Condensed Consolidated Financial Statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

On May 24, 2016, the Company received a notice from the OTC Markets Group, Inc. (“OTC Markets”) that the Company’s bid price was below $0.01 and that the Company did not meet the Standards for Continued Eligibility for OTCQB pursuant to OTC Markets’ Standards. If the bid price did not close at or above $0.01 for ten consecutive trading days by November 20, 2016, the Company would be moved to the OTC Pink marketplace. Additionally, on September 9, 2016, the Company received notice from OTC Markets that it would move the Company’s listing from the OTCQB market to OTC Pink marketplace, if the Company did not file its Quarterly Report on Form 10-Q for the period ended June 30, 2016 by September 30, 2016. On or about October 1, 2016, the Company moved to the OTC Pink marketplace. These actions might also impact the Company’s ability to obtain funding.

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

Embedded derivative – The Company’s convertible notes payable include embedded features that require bifurcation due to a reset provision and are accounted for as a separate embedded derivative.

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

For the six months ended June 30, 2017, the Company estimated the fair value of the conversion feature derivatives embedded in the convertible debentures based on an internally calculated adjustment to the MCS valuation determined at December 31, 2016. This adjustment took into consideration the changes in the assumptions, such as market value and expected volatility of the Common Stock and the discount rate used in the June 30, 2017, valuation as compared to December 31, 2016. The Company believes this methodology results in a reasonable fair value of the embedded derivatives for the interim period.

Warrants

The Company reexamined the determination made as of March 31, 2016, that it did not have sufficient authorized shares available for all of their outstanding warrants to be classified in equity at June 30, 2016 and concluded there still were insufficient authorized shares (Note 7). Therefore, the Company recognized a warrant liability as of December 31, 2016. The Company estimated the fair value of the warrant liability based on the Black-Scholes-Merton model. The key assumptions used consist of the price of the Company’s stock, a risk-free interest rate based on the average yield of a one to three-year Treasury note (based on remaining term of the related warrants) and expected volatility of the Common Stock over the remaining life of the warrants.

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

The assets or liabilities’ fair value measurement within the fair value hierarchy is based upon the lowest level of any input that is significant to the fair value measurement. The following table provides a summary of the relevant assets and liabilities that are measured at fair value on a recurring basis:

	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Quoted Prices for Similar Assets or Liabilities in Active Markets (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2017
Warrant liability	2,341,355	-	-	2,341,355
Derivative liability	51,912,638	-	-	51,912,638

Total liabilities	$54,253,993	$-	$-	$54,253,993

December 31, 2016	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Quoted Prices for Similar Assets or Liabilities in Active Markets (Level 2)	Significant Unobservable Inputs (Level 3)

Warrant liability	14,430			14,430
Derivative liability	15,635,947	-	-	15,635,947

Total liabilities	$15,650,377	$-	$-	$15,650,377

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis:

For the six months ended June 30, 2017
Total
January 1, 2017	15,650,377
Initial recognition of conversion feature	4,298,166
Initial recognition of warrant liability	3,277,052
Change in fair value of conversion feature	31,978,525
Change in fair value of warrant liability	(950,127)

Ending Balance, June 30, 2017	54,253,993

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

Cash and cash equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. As of June 30, 2017 and December 31, 2016, the Company held no cash equivalents.

The Company’s policy is to place its cash with high credit quality financial instruments and institutions and limit the amounts invested with any one financial institution or in any type of instrument. Deposits held with banks may exceed the amount of insurance provided on such deposits. The Company has not experienced any losses on its deposits of cash.

Accounts Receivable and Allowances

Accounts receivable are recorded at the invoiced amount and are not interest bearing. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company makes ongoing assumptions relating to the collectability of its accounts receivable in its calculation of the allowance for doubtful accounts. In determining the amount of the allowance, the Company makes judgments about the creditworthiness of customers based on ongoing credit evaluations and assesses current economic trends affecting its customers that might impact the level of credit losses in the future and result in different rates of bad debts than previously seen. The Company also considers its historical level of credit losses. As of June 30, 2017 and December 31, 2016, there was an allowance for doubtful accounts of $0.

Inventory

The Company utilizes lower of standard cost or net realizable value method. During the six months ended June 30, 2017 the Company recorded an impairment of $0 that was recorded to cost of revenues.

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

Basic and Diluted Net Income/Loss Per Share

Basic net loss per share of Common Stock is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of Common Stock outstanding during the period. Diluted net loss per share of Common Stock is determined using the weighted-average number of shares of Common Stock outstanding during the period, adjusted for the dilutive effect of Common Stock equivalents. In periods when losses are reported, which is the case for the six months ended June 30, 2017 presented in these Condensed Consolidated Financial Statements, the weighted-average number of shares of Common Stock outstanding excludes Common Stock equivalents because their inclusion would be anti-dilutive.

As of June 30, 2016, the Company had approximately 67,466,000 warrants to purchase common stock outstanding as of June 30, 2016, which were not included in the computation of diluted loss per share, as based on their exercise prices they would all have an anti-dilutive effect on net loss per share. The Company also had outstanding at June 30, 2016 approximately $7,309,000 in convertible debentures, respectively, that are convertible at the holders’ option at a conversion price of the lower of $0.75 or 51% to 60% of either the lowest trading price or the VWAP over the last 20 to 30 days prior to conversion (subject to reset upon a future dilutive financing), whose underlying shares were not included in a computation of diluted loss per share due to the net loss.

The Company had the following Common Stock equivalents at June 30, 2017:

June 30, 2017
Warrants	11,765,757,081
Convertible notes – related party	10,500,000
Convertible notes	204,397,932,874
Totals	216,174,189,955

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

Management’s Evaluation of Subsequent Events

The Company evaluates events that have occurred after the balance sheet date of June 30, 2017, through the date which the Condensed Consolidated Financial Statements were issued. Based upon the review, other than described in Note 15 – Subsequent Events, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the Condensed Consolidated Financial Statements.

NOTE 3 – INVENTORY AND CAPITALIZED AGRICULTURAL COSTS

Inventories and capitalized agricultural costs are generally kept for a short period of time.

Finished goods are comprised of CBD Isolate and CBD Distillate. The company did not have any finished goods as of June 30, 2017 and December 31, 2016.

Growing costs, also referred to as cultural costs, consist of cultivation, fertilization, labor costs and soil improvement, pest control and irrigation.

Biomass are comprised of labor and equipment expenses incurred to harvest and deliver crops to the packinghouses.

Raw materials include all purchasing costs.

Inventory at June 30, 2017 and December 31, 2016 consisted of the following:

	June 30, 2017	December 31, 2016
Biomass	$419,736	$160,131

Less Discontinued Operations	-	-

Total inventory, net	$419,736	$160,131

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

In connection with the PCH investment, the Company recorded $1,001,520 as a loss in connection with the failed and unconsummated business combination for the period ended June 30, 2017. The $1,001,520 is the amount the Company invested in the PCH transaction.

NOTE 5 – CONVERTIBLE NOTES PAYABLE AND DERIVATIVE LIABILITY

Convertible notes payable consists of:

	June 30, 2017	December 31, 2016
	(unaudited)
Investor #1	$14,357,804		$6,642,745
Investor #2	2,089,133		1,857,146
Investor #3	293,009		231,142
Investor #4	1,636,312		-
Investor #5	300,000		-
	18,675,258		8,731,033
Less discounts	(1,999,641)		(85,591)

Less current maturities	16,676,617		8,645,442

Convertible notes payable, net of current maturities	$	$

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

During the six months ended June 30, 2017 the company issued 16 convertible notes to third-party lenders totaling $968,897. The company received cash of $506,000 and paid $413,457 from the PCH-Related Note. (See Note 4). These notes accrue interest at a rate of 10% per annum and mature with interest and principal both due between August 31, 2017 through December 28, 2018. The notes convert at a fixed rate of $0.0001 or a 50% discount with a lookback of 30 trading days.

Due to the fact that these convertible notes have an option to convert at a variable amount, they are subject to derivative liability treatment. The Company has applied ASC 815, due to the potential for settlement in a variable quantity of shares. The conversion feature of the Investor #1’s convertible notes during the six months ended June 30, 2017, gave rise to a derivative liability of $1,283,028. $475,901 of which was recorded as a debt discount. The debt discount is charged to accretion of debt discount and issuance cost ratably over the term of the convertible note.

During the six months ended June 30, 2017 the Company went into default on all of Investor #1’s convertible notes. These notes now accrue interest at a rate of 24% per annum, a late fee of 18% on interest outstanding compounding quarterly and the principal increases by 50%-30%. The increase of principal of $3,418,510 was recorded to interest expense.

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

At June 30, 2017, the Company was in default on all the convertible debentures with Investor #2.

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

During the six months ended June 30, 2017 Investor #3 notes were increased by $61,867

Investor #4

During the six months ended June 30, 2017 the Company issued 2 convertible notes to third party lenders totaling $1,136,312. The Company received cash of $1,000,000, and the lender paid $136,312 on behalf of the company for vendor liabilities. These notes accrue interest at a rate of 10% per annum and mature with interest and principal both due on June 30, 2018. These notes are convertible upon default at a rate of $0.0001.

Due to the fact that these convertible notes have an option to convert at a variable amount, they are subject to derivative liability treatment. The Company has applied ASC 815, due to the potential for settlement in a variable quantity of shares. The conversion feature of the Investor #4 notes during the six months ended June 30, 2017, gave rise to a derivative liability of $2,027,407. In addition, the Company issued warrants to purchase 10,000,000,000 shares of Company common stock. The warrant entitles the holder to purchase the Company’s common stock at a purchase price of $0.0001 per share for a period of four years from the issue date. The Company recorded a $2,979,231 debt discount relating to the warrants issued to the investor. The debt discounts are charged to accretion of debt discount and issuance cost ratably over the term of the convertible note.

During the six months ended June 30, 2017 the Company went into default on all notes from Investor #4. The notes now accrue interest at a rate of 24% per annum, a late fee of 18% on interest outstanding compounding quarterly and the principal increases by 50%. The increase of principal of $500,000 was recorded to interest expense.

Investor #5

During the six months ended June 30, 2017 the company issued 2 convertible notes to third party lenders totaling $200,000. The company received cash of $200,000. These notes accrue interest at a rate of 10% per annum and mature with interest and principal both due between April 27, 2018 through May 08, 2018. The notes convert at a fixed rate of $0.0002.

Due to the fact that these convertible notes have an option to convert at a variable amount, they are subject to derivative liability treatment. The Company has applied ASC 815, due to the potential for settlement in a variable quantity of shares. The conversion feature of Investor #5’s convertible notes during the six months ended June 30, 2017, gave rise to a derivative liability of $438,196, of which $170,198 was recorded as a debt discount. In addition, the Company issued warrants to purchase 200,000,000 shares of Common Stock. The warrant entitles the holder to purchase shares of Common Stock at a purchase price of $0.0001 per share for a period of four years from the issue date. The Company recorded a $29,802 debt discount relating to the warrants issued to the investor. The debt discounts are charged to accretion of debt discount and issuance cost ratably over the term of the convertible notes.

During the six months ended June 30, 2017, the Company went into default on all of Investor #4’s convertible notes. These notes now accrue interest at a rate of 24% per annum, a late fee of 18% on interest outstanding compounding quarterly and the principal increases by 50%. The increase of principal of $100,000 was recorded to interest expense.

NOTE 6 – NOTES PAYABLE

Notes payable consists of:

	June 30, 2017	December 31, 2016
Southwest Farms (Note 3)	$3,571,136	$3,590,241
East West Secured Development (Note 3)	493,129	503,031
Investor #1 (Note 9)	103,847	3,691,200
Investor #2	-	275,000
	4,168,112	8,059,472
Less discounts	-	(598,721)
Plus premium	-	-

	4,168,112	7,460,751
Less current maturities	4,168,112	3,367,479

	$-	$4,093,272

Southwest Farms

During the six months ended June 30, 2017 the Company repaid $19,057 in principal.

East West Secured Development

During the six months ended June 30, 2017 the Company repaid $9,903 in principal.

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

During the six months ended June 30, 2017, the Company issued 4 notes to third-party lenders totaling $103,847. The Company received cash of $95,527, original issue discounts of $819 and the lender paid $7,500 on behalf of the Company for vendor liabilities. These notes mature from March 2017 to August 2017.

During the six months ended June 30, 2017, the Company went into default on all of Investor #1’s notes. The notes now accrue interest at a rate of 24% per annum.

Upon default, 18 promissory notes held by Investor #1 became convertible. The Company reclassed $3,691,199 from notes payable to convertible notes payable.

Investor #2

During the six months ended June 30, 2017, the Company went into default on all of Investor #2’s notes. The notes now accrue interest at a rate of 24% per annum. Upon default, the promissory note held by Investor #2 became convertible. The Company reclassed $275,000 from notes payable to convertible notes payable.

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

As of June 30, 2017and 2016, there were no shares of Series A Preferred Stock outstanding.

Common Stock

On January 20, 2017, the Company issued 2,000,000 shares of Common Stock to in connection with the settlement of the Crystal v. Medbox, Inc. litigation. The Company did not receive any proceeds from such issuance. The Company issued such shares in reliance on the exemptions from registration pursuant to Section 4(a)(2) of the Securities Act.

Share-based awards, restricted stock and restricted stock units (“RSUs”)

A summary of the activity related to RSUs for the three months ended June 30, 2017 and 2016 is presented below:

Restricted stock units (RSUs)	Total shares	Grant date fair value
RSUs non-vested at January 1, 2017	7,142,856	$0.51 - $1.88
RSUs granted	250,975,000	$0.0002 - $0.0003
RSUs vested	(258,117,856)	$0.0002 - $1.88
RSUs forfeited	-	$-

RSUs non-vested June 30, 2017	-	$-

A summary of the expense related to restricted stock, RSUs and stock option awards for the three and six months ended June 30, 2017 and 2016 is presented below:

Three months ended June 30, 2017
RSUs	$50,293

Total	$50,293

Year ended December 31, 2016
RSUs	$261,196
Common stock	539,246

Total	$800,442

Warrant Activities

The Company applied fair value accounting for all share-based payments awards. The fair value of each warrant granted is estimated on the date of grant using the Black-Scholes-Merton model.

The assumptions used for warrants granted during the six months ended June 30, 2017 are as follows:

June 30, 2017
Exercise price	$0.0001
Expected dividends	0%
Expected volatility	249.30 – 284.72%
Risk free interest rate	1.44 – 1.54%
Expected life of warrant	4 years

The following is a summary of the Company’s warrant activity:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining Days
	Warrants	Price	Price

Outstanding – December 31, 2016	65,757,081	$0.11	$1.97
Granted	11,800,000,000	0.0001	4.00
Exercised	-	-	-
Forfeited/Cancelled	(100,000)	-	-
Outstanding – June 30, 2017	11,765,757,081	$0.0007	$3.73

At June 30, 2017, the aggregate intrinsic value of warrants outstanding and exercisable was $0 and $0, respectively.

During the six months ended June 30, 2017, there were no warrants exercised.

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

The Company reevaluated the warrants as of June 30, 2017 and determined that they did not have a sufficient number of authorized and unissued shares to settle all existing commitments, and the fair value of the warrants for which there was insufficient authorized shares, were reclassified out of equity to a liability. Under the sequencing policy, of the approximately 11,765,757,081 warrants outstanding at June 30, 2017. The fair value of these warrants was re-measured on June 30, 2017 using the Black Scholes Merton Model, with key valuation assumptions used that consist of the price of the Company’s stock on June 30, 2017, a risk-free interest rate based on the average yield of a 2 or 3 year Treasury note and expected volatility of shares of Common Stock, resulting in the fair value for the Warrant liability of approximately $2,341,355. The resulting change in fair value of $950,127 for the six months ended June 30, 2017, was recognized as a loss in the Consolidated Statement of Comprehensive Income(loss).

During the six months ended June 30, 2017, a total of 11,800,000,000 warrants were issued with convertible notes payable (See Note 7 above). The warrants have a grant date fair value of $3,009,034 using a Black-Scholes option-pricing model and the above assumptions.

NOTE 10 – DISCONTINUED OPERATIONS

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

On March 28, 2016, the Company sold the assets of the vapor subsidiary for $70,000. At the time of the asset disposal, it was disclosed as not a strategic shift in operations; however, with the inclusion of the medical cannabis dispensing operations, the definition of a strategic shift was met. One definition of a strategic shift is a disposal of “80 percent interest in one of two product lines that account for 40 percent of total revenue”. The disposal of both operations meets the definition of a strategic shift and should therefore be shown as discontinued operations in the Company’s Condensed Consolidated Financial Statements.

The following subsidiaries of the Company qualify as a discontinued operation for Notis Global.

● Prescription Vending Machines, Inc.

● Medbox Management Services, Inc.

● Medbox Rx, Inc.

● Vaporfection International, Inc.

● MJ Property Investments, Inc.

The income (loss) from discontinued operations presented in the income statement for the six months ended June 30, 2017 and 2016, consisted of the following:

	For the six months ended
	June 30,
	2017	2016

Revenue	$-	$148,839
Revenue, related party	-	49,836
Net revenue	-	198,675
Cost of revenues	-	74,682
Gross profit (loss)	-	123,993

Operating expenses
General and administrative	7,184	345,488
Total operating expenses	7,184	345,488
Loss from operations	(7,184)	(221,495)

Other income (expense)
Interest expense, net	1,647	(8,858)
Gain on sale of assets of subsidiary	-	5,498
Loss on sale of rights and assets	-	(178,032)
Other income (expense)	-	51,000
Total other income (expense)	(1,647)	130,392

Net income (loss)	$(8,831)	$351,887

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

The landlord for the West Hollywood space has filed a suit against the Company and independent guarantors on the West Hollywood lease. The Company has expensed all lease payments due under the West Hollywood lease. The Company’s liability for the West Hollywood lease will be adjusted, if required, upon settlement of the suit with the landlord. On September 8, 2016, the court approved the landlord’s application for writ of attachment in the State of California in the amount of $374,402 against Prescription Vending Machines, Inc. (“PVM”). A trial date has been set for May 2017 (Note 14). On July 18, 2017, plaintiff filed a Request for Dismissal with Prejudice of the litigation in respect of PVM.

Rent expense for the six months ended June 30, 2017 and 2016 was approximately $14,244 and $376,000, respectively.

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

As of June 30, 2017, all obligations have been settled in connection with this class settlement.

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

As of June 30, 2017, all obligations have been settled in connection with this class settlement.

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

Commencing in September 2017 in connection with Trava’s monthly lending to the Company funds sufficient for the Pueblo Farm’s monthly operational expenses of the Pueblo Farm operations, the Company amended the MA Agreement to provide that, from time to time, Trava may exercise its rights to convert some or all of the notes that evidence its lending of funds into shares of Common Stock at a fixed conversion price of $.0001 pre-share. If Trava converts, in whole or in part, any one or more of such notes, then (unless (i) thereafter, the Company is unable to accommodate any future such conversions because of a lack of authorized, but unissued or unreserved, shares or (ii) the public market price for a share of Common Stock becomes “no bid”), Trava shall continue to exercise its conversion rights in respect of all of such notes (to the 4.9% limitations set forth therein) and shall diligently sell the shares of Common Stock into which any or all of such notes may be converted (collectively, the “Underlying Shares”) in open market or other transactions (subject to any limitations imposed by the Federal securities laws and set forth in any “leak-out” type of arrangements in respect of the “underlying shares” to which Trava is a party).

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

NOTE 10 – SUBSEQUENT EVENTS

The Company evaluates events that have occurred after the balance sheet date of June 30, 2017, through the date which the Consolidated Financial Statements were issued. Based upon the review, other than described in Note 13 – Subsequent Events, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the Consolidated Financial Statements.

Subsequent to June 30, 2017, the Company issued 31 convertible notes to third party lenders totaling $3,209,109. These notes accrue interest at a rate of 10% per annum and mature with interest and principal both due between July 2018 through September 2020.

Subsequent to June 30, 2017, the Company issued 2 notes to third party lenders totaling $115,000. These notes accrue interest at a rate of 10% per annum and mature with interest and principal both due between November 2018 through May 2019.

Subsequent to June 30, 2017, the Company settled Investor #2 notes with a principal balance of $2,595,895 for $2,350,000. The Company is currently in default on the settlement agreement.

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

Aeon Investment and Royalty Agreement

On March 12, 2018, Shi Farms entered into an investment and royalty agreement (the “March 2018 Aeon Agreement”) with Aeon Funds, LLC (“Aeon”), whereby Aeon committed to use its best efforts to invest $1 million in Shi Farms. These funds will be used for growing and harvesting 100 acres of industrial hemp at the Farm from March 1, 2018 through November 30, 2019 (the “2018-2019 Crop”), and thereafter, for processing and marketing Shi Farms’ products.

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

As of July 31, 2019, in connection with the March 2018 Aeon Agreement, Shi Farms had received an investment of $1,000,000.00 from Aeon and has repaid $1,374,892.91 of that investment.

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

We operate through the following subsidiaries:

●	Shi Farms, which cultivates and processes industrial hemp at a 320-acre farm in Pueblo, Colorado;

●	NY – SHI, which conducted our pilot study in New York and will be our joint venture partner with Canbiola and Canbiola Sub;

●	SHI Cooperative, which contracts with third-party farmers to cultivate hemp in, among other areas, Colorado, Nevada, and Oklahoma;

●	Pueblo Agriculture Supply and Equipment LLC “PASE”, which owns dehydration equipment;

●	SOCO Processing, which will construct a pre-processing plant as part of the Partner Farm Agreement and Supply Agreement with Mile High; and

●	Rock Acquisition Corporation, which will manage land containing potential sand and gravel assets in Pueblo, Colorado, under a mining permit with the State of Colorado.

Comparison of the three months ended June 30, 2017 and 2016

The Company reported a consolidated net loss of approximately $36.2 million for the three months ended June 30, 2017 and consolidated net income of approximately $6.5 million for the three months ended June 30, 2016. The fluctuation of approximately $42.8 million was due to a decrease in the change in fair value of the derivative liabilities of approximately $42.5 million. This was offset by an increase in change in fair value of warrant liability.

Revenue

Revenue was $46,805 for the three months ended June 30, 2017, compared to $122,347 for the three months ended June 30, 2016. The decrease of approximately $75,542 in total revenue was due to the shift in its business plan. The Company’s revenues declined as they anticipated the sale of hemp and its derivative products.

Cost of revenue

Cost of revenues decreased by approximately $143,352 for the three months ended June 30, 2017, as compared to the same period of 2016 because our revenues declined for the same period. Our CBD oil sale program launched in the first quarter of 2016 and the Company incurred cost of revenue related to procurement of CBD oils in the amount of approximately $28,204 during the three months ended June 30, 2017, as compared to $93,000 for the same period of 2016.

Operating Expenses

Operating expenses consist of all other costs incurred during the period, other than cost of revenue. The Company incurred approximately $1.2 million in operating expenses for the three months ended June 30, 2017, compared to approximately $2.5 million for the three months ended June 30, 2016. The decrease of approximately $1.3 million was primarily due to the decrease in general and administrative expenses that amount due to the closing of the Company’s headquarter office in Los Angeles, California, as well as the Company’s revised business plan resulting in certain discontinued operations. General and administrative expenses consist primarily of salary costs, including stock-based compensation, professional costs, including the costs associated with being a public company and consultants, rent, and other costs.

Other Expense

Other expense decreased by approximately $44.2 million, primarily from the decrease on change in fair value of derivative liabilities, gain on sale of interest in subsidiary, and the increase of interest expense.

Net Loss

The net loss for June 30, 2017 was approximately $36.2 million compared to net income of $6 million for June 30, 2016. The decrease of approximately $42.8 million was primarily due to the increase in total other income (expense).

Comparison of the six months ended June 30, 2017 and 2016

The Company reported a consolidated net loss of approximately $46.5 million for the six months ended June 30, 2017 and consolidated net income of approximately $7.8 for the six months ended June 30, 2016. The fluctuation of approximately $54.3 million was due to a decrease in the change in fair value of the derivative liabilities of approximately $51.4 million and the increase in interest expense.

Revenue

Revenue was $136,195 for the six months ended June 30, 2017, compared to $261,575 for the three months ended June 30, 2016. The decrease of approximately $125,380 in total revenue was  due to the Company executing its business plan and increasing the size of its agricultural capacity by farming on 15 acres. The net result was an increase in biomass that we processed into CBD, which allowed us to commence sales of CBD. During the first quarter of 2017, the Company launched the Company launched its hemp cultivation business utilizing its corporate-owned farm in Pueblo, Colorado. Due to the shift in its business plan, the company’s revenues declined as they anticipated the sale of hemp and its derivative products.

Cost of revenue

Cost of revenues decreased by approximately $178,430 for the six months ended June 30, 2017 as compared to the same period of 2016 because our revenues declined for the same period. Our CBD oil sale program launched in the first quarter of 2016 and the Company incurred cost of revenue related to procurement of CBD oils in the amount of approximately $85,042 during the six months ended June 30, 2017, $122,406 as compared to for the same period of 2016.

Operating Expenses

Operating expenses consist of all other costs incurred during the period other than cost of revenue. The Company incurred approximately $2.4 million in operating expenses for the six months ended June 30, 2017 compared to approximately $6.4 for the six months ended June 30, 2016. The decrease of approximately $4.0 million was primarily due to the decrease in general and administrative expenses that amount due to the closing of the Company’s headquarter office in Los Angeles, California, as well as the Company’s revised business plan resulting in certain discontinued operations. General and administrative expenses consist primarily of salary costs, including stock-based compensation, professional costs, including the costs associated with being a public company and consultants, rent, and other costs.

Other Income (Expense)

Other expense decreased by approximately $58.5 million, primarily from the decrease on change in fair value of derivative liabilities, gain on sale of interest in subsidiary, and an increase of 5.6 million on interest expense.

Net Loss

The net loss for June 30, 2017 was approximately $46.5 million compared to net income of $7.8 million for June 30, 2016. The decrease of approximately $54.3 million was primarily due to the increase in total other income (expense).

Liquidity and Capital Resources

As of June 30, 2017, the Company had cash on hand of approximately $27,660 compared to approximately $23,967 at December 31, 2016.

Cash Flow

During the six months ended June 30, 2017, cash was primarily used to fund operations of the Company, as well as developing the Farm.

	For the six months ended June 30,
Cash flow	2017	2016
Net cash used in operating activities	$(1,030,164)	$(2,126,420)
Net cash provided by (used in) investing activities	(588,063)	116,814
Net cash provided by financing activities	1,721,451	2,724,133
Cash Flows from discontinued operations	(99,531)	(767,361)

Net change in cash	$3,693	$(52,834)

Cash Flows – Operating Activities

During the six months ended June 30, 2017, cash flows used in operating activities were approximately $1.1 million, consisting primarily of a change in fair value of derivative liability and the increase in the note principal increase upon default.

Cash Flows – Investing Activities

During the six months ended June 30, 2017, the company had cash flows used in investing activities of $588,063 consisting of payments made for investment in PCH.

Cash Flows – Financing Activities

During the six months ended June 30, 2017, cash flows provided by financing activities were approximately $1.7 million, consisting primarily of $95,527 of gross proceeds from the issuance of notes payable, $1,706,000 gross proceeds from the issuance of convertible notes payable, these were offset by the company repaying its debt obligations of $392,507.

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

The Company’s financial statements were prepared on a going concern basis. The going concern basis assumes that the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of business. During the six months ended June 30, 2017, the Company had a net loss of approximately $46.8 million, negative cash flow from operations of $1.6 million and negative working capital of $88.4 million. The Company will need to raise capital in order to fund its operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement a business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

