Form 10-Q/A
period 2017-09-30
Notis Global, Inc.
filed 2019-11-27
CIK 1547996

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

NOTIS GLOBAL, INC.

NOTIS GLOBAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2017	December 31, 2016
	(unaudited)
Assets
Current assets
Cash	$80,339	$23,967
Inventory, net	8,232	-
Capitalized agricultural costs	523,560	160,131
Prepaid expenses and other current assets	73,510	92,976
Assets of discontinued operations	570	2,522
Total current assets	686,211	279,596

Property and equipment, net	6,436,398	6,712,369
Total assets	$7,122,609	$6,991,965

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$7,648,408	$6,009,827
Accrued expenses	5,863,785	2,187,393
Accounts payable and accrued expenses - related parties	574,239	727,893
Liabilities of discontinued operations	1,019,188	1,020,127
Current portion of notes payable, net	4,137,453	3,367,478
Notes payable – related parties	289,866	289,866
Convertible notes payable, net	18,348,056	8,645,442
Convertible notes payable – related parties	105,000	105,000
Due on demand note	312,431	-
Share restriction liability	60,374	-
Option liability	49,169	-
Derivative liability	23,047,696	15,635,947
Warrant liability	1,174,901	14,430
Total current liabilities	62,630,566	38,003,403

Notes payable, less current portion	-	4,093,272
Total liabilities	62,630,566	42,096,675
Commitments and contingencies (Note 9)
Stockholders’ deficit
Preferred stock, $0.001 par value: 10,000,000 authorized; 0 issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	-	-
Common stock, $0.001 par value: 10,000,000,000 authorized, 10,000,000,000 and 9,942,223,868 issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	10,000,000	9,942,224
Additional paid-in capital	45,344,302	46,606,283
Treasury stock	-	(1,209,600)
Accumulated deficit	(110,852,259)	(90,443,617)
Total stockholders’ deficit	(55,507,957)	(35,104,710)
Total liabilities and stockholders’ deficit	$7,122,609	$6,991,965

See notes to condensed consolidated financial statements.

NOTIS GLOBAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2017	2016	2017	2016

Revenue	35,440	17,127	171,635	278,702

Operating expenses
Cost of revenues	38,941	147,380	131,830	418,699
General and administrative	1,775,302	1,773,521	4,050,569	7,860,577
Total operating expenses	1,814,243	1,920,901	4,182,399	8,279,276
Loss from operations	(1,778,803)	(1,903,774)	(4,010,764)	(8,000,574)

Other income (expense)
Interest expense, net	(4,830,755)	(2,916,964)	(17,205,423)	(9,099,930)
Change in fair value of derivative liabilities	31,493,036	(1,313,182)	(485,489)	17,506,711
Change in fair value of warrant liability	1,166,454	(85,504)	2,116,581	911,617
Gain on sale of assets of subsidiary	-	(5,497)	-	5,498
Gain on sale of interest in subsidiary	-	-	-	630,571
Gain on debt forgiveness	-	486,858	-	486,858
Loss on failed business combination	-	-	(1,001,520)	-
Other income (expense)	-	(3,401)	183,000	(33,956)
Total other income (expense)	27,828,734	(3,837,690)	(16,392,851)	10,407,369

Net income (loss) from continuing operations	26,049,931	(5,741,464)	(20,403,615)	2,406,795

Discontinued operations
Net income (loss) from discontinued operations	3,804	6,758	(5,027)	(345,129)

Income (loss) before provision for income taxes	26,053,735	(5,734,706)	(20,408,642)	2,061,666

Net income (loss)	$26,053,735	$(5,734,706)	$(20,408,642)	$2,061,666

Loss per share attributable to common stockholders
Basic and diluted loss per share – continuing operations	0.00	(0.00)	(0.00)	0.00
Basic and diluted loss per share from discontinued operations	0.00	0.00	(0.00)	(0.00)
Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$0.00
Weighted average shares outstanding
Basic	9,989,483,696	6,371,924,843	9,949,940,275	2,475,958,908
Diluted	246,999,679,699	6,371,924,843	9,949,940,275	12,982,736,907

Other comprehensive income (loss)
Net income (loss)	26,053,735	(5,734,706)	(20,408,642)	2,061,666
Unrealized gain from marketable securities	-	12,381	-	6,600
Comprehensive income (loss)	$26,053,735	$(5,722,325)	$(20,408,642)	$2,068,266

See notes to condensed consolidated financial statements.

NOTIS GLOBAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended September 30,
	2017		2016
Cash flows from operating activities
Net income (loss)		(20,408,642)		2,061,666
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization		275,971		13,022
Provisions and allowances		-		120,841
Gain on sale of assets of subsidiary		-		178,032
Gain on sale of interest in subsidiary		-		(630,571)
Gain on debt forgiveness		-		(486,858)
Loss on default settlement of a note		-		168,092
Change in fair value of option liability		(98,335)		-
Change in fair value of derivative liability		485,489		(17,506,711)
Change in fair value of warrant liability		(2,116,581)		(911,617)
Amortization of debt discount		3,349,000		4,110,642
Financing costs		5,860,762		3,839,414
Note principal increase upon default		4,503,605		-
Loss on failed business combination		1,001,520		-
Stock based compensation		479,356		696,405
Changes in operating assets and liabilities:
Accounts receivable		-		(12,488)
Inventory		(8,232)		(33,411)
Capitalized agricultural costs		(363,429)		(25,921)
Prepaid insurance		-		(79,403)
Prepaid expenses and other current assets		19,466		(47,116)
Advances for machinery		-		(206,439)
Deferred costs		-		(193,846)
Accounts payable		2,073,587		4,240,853
Accrued interest payable		-		1,087,176
Accrued expenses		3,676,392		(1,364,991)
Accrued expenses - related parties		(153,654)		148,652
Accrued settlement and severance expenses		-		653,313
Net cash used in operating activities		(1,423,725)		(4,181,264)

Changes related to discontinued operations		1,013		(512,648)

Cash flows from investing activities
Payments made for investment in PCH		(588,063)		-
Issuance of note receivable		-		(10,000)
Repayment of note receivable		-		19,159
Proceeds from sale of assets of subsidiary		-		35,000
Proceeds received for sale of interest held in subsidiary		-		630,571
Proceeds received for sale of rights and assets				91,814
Net cash provided by (used in) by investing activities		(588,063)		766,544

Cash flows from financing activities
Cash overdraft		-		-
Proceeds from issuance of notes payable		95,527		1,017,012
Proceeds from issuance of notes payable, related party		-		41,667
Payments on notes payable		(59,664)		-
Payments on notes payable - related party		-		(2,500)
Proceeds from issuance of demand loan		312,431		-
Exercise of employee stock options		-		16,000
Proceeds from issuance of convertible notes payable, net of fees		2,082,400		2,900,812
Payments on convertible notes payable		(363,547)		-
Proceeds from issuance of convertible notes payable – related party, net		-		105,000
Net cash provided by financing activities		2,067,147		4,077,991

Net increase in cash and cash equivalents		56,372		150,623
Cash, beginning of year		23,967		52,834
Cash, end of year		$80,339		$203,457

Supplemental disclosures of cash flow information:

Cash paid for interest		$193,626		$38,595

Non-cash investing and financing activities:
Common stock issued upon debt conversion		$38,700		$2,153,437
Common stock issued to consultants		$-		$109,542
Account payable assigned to convertible notes payable		$507,556		$-
Account payable assigned to note payable		$7,500		$-
Issuance of note payable for financing costs		$-		$700,000
Issuance of warrants in connection with convertible debentures		$3,009,034		$525,000
Convertible notes payable assigned to notes payable		$3,966,199		$1,431,401
OID - notes payable		$12,759		$239,496
Notes Payable issued for accounts payable		$-		$250,700
Advances on machinery paid directly by lender		$-		$161,401
Debt discount additions for convertible notes		$1,065,498		$-
Debt discount additions for notes payable	$			$-
Common stock issued for settlements		$2,000	$
Treasury stock		$1,209,600		$-
Share Restriction Liability		$12		$-

See notes to condensed consolidated financial statements.

NOTIS GLOBAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – BUSINESS ORGANIZATION, NATURE OF OPERATIONS

Business Description

Notis Global, Inc. (formerly Medbox, Inc.), which is incorporated in the state of Nevada (the “Company”), provides specialized services to the hemp and marijuana industry, distributes hemp product processed by contractual partners and through September 30, 2017, owned independently and through affiliates, real property and licenses that it leased and assigned or sublicensed to partner cultivators and operators in return for a percentage of revenues or profits from sales and operations. Prior to 2016, through its consulting services, the Company worked with clients who sought to enter the medical and cultivation marijuana markets in those states where approved. In 2015, the Company expanded into hemp cultivation with the acquisition of a 320-acre farm (the “Farm”) in Colorado by the Company’s wholly-owned subsidiary, EWSD I, LLC (“EWSD”). The farm was operated by an independent farming partner until the relationship was terminated in May 2016. In addition, through its wholly-owned subsidiary, Vaporfection International, Inc. (“VII”), the Company sold a line of vaporizer and accessory products online and through distribution partners. On March 28, 2016, the Company sold the assets of VII and exited the vaporizer and accessory business. As of December 31, 2016, the Company was headquartered in Los Angeles, California. As of the date of filing of this Quarterly Report, the Company was headquartered in Middletown, New Jersey.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The Condensed Consolidated Financial Statements were prepared on a going concern basis. The going concern basis assumes that the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of business. During the nine months ended September 30, 2017, the Company had a net loss from operations of approximately $20.4 million, negative cash flow from operations of $1.4 million and negative working capital of $61.9 million. During the year ended December 31, 2016, the Company had a net loss of approximately $17.7 million, negative cash flow from operations of $3.5 million and negative working capital of $38 million. The Company will need to raise capital in order to fund its operations. On September 22, 2016, the Company received notice of an Event of Default and Acceleration from one of its lenders regarding a Promissory Note issued on March 14, 2016. As of the date of this filing, the Company is in default on all notes outstanding. The Company is unable to predict the outcome of these matters, however, legal action taken by the Company’s lenders could have a material adverse effect on the financial condition, results of operations and/or cash flows of the Company and its ability to raise funds in the future. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. The ability to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The Condensed Consolidated Financial Statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

For the nine months ended September 30, 2017, the Company estimated the fair value of the conversion feature derivatives embedded in the convertible debentures based on an internally calculated adjustment to the MCS valuation determined at December 31, 2016. This adjustment took into consideration the changes in the assumptions, such as market value and expected volatility of the Common Stock and the discount rate used in the September 30, 2017, valuation as compared to December 31, 2016. The Company believes this methodology results in a reasonable fair value of the embedded derivatives for the interim period.

Warrants

The Company reexamined the determination made as of March 31, 2016, that it did not have sufficient authorized shares available for all of their outstanding warrants to be classified in equity at September 30, 2016 and concluded there still were insufficient authorized shares (Note 7). Therefore, the Company recognized a warrant liability as of December 31, 2016. The Company estimated the fair value of the warrant liability based on the Black-Scholes-Merton model. The key assumptions used consist of the price of the Company’s stock, a risk-free interest rate based on the average yield of a one to three-year Treasury note (based on remaining term of the related warrants) and expected volatility of the Common Stock over the remaining life of the warrants.

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

The assets or liabilities’ fair value measurement within the fair value hierarchy is based upon the lowest level of any input that is significant to the fair value measurement. The following table provides a summary of the relevant assets and liabilities that are measured at fair value on a recurring basis:

	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Quoted Prices for Similar Assets or Liabilities in Active Markets (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2017
Warrant liability	1,174,901	-	-	1,174,901
Option liability	49,169	-	-	49,169
Derivative liability	23,047,696	-	-	23,047,696

Total liabilities	$24,271,766	$-	$-	$24,271,766

December 31, 2016	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Quoted Prices for Similar Assets or Liabilities in Active Markets (Level 2)	Significant Unobservable Inputs (Level 3)

Warrant liability	14,430			14,430
Derivative liability	15,635,947	-	-	15,635,947

Total liabilities	$15,650,377	$-	$-	$15,650,377

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis:

For the nine months ended September 30, 2017
Total
January 1, 2017	15,650,377
Initial recognition of conversion feature	6,926,260
Initial recognition of warrant liability	3,277,052
Initial recognition of option liability	147,504
Change in fair value of option liability	(98,335)
Change in fair value of conversion feature	489,489
Change in fair value of warrant liability	(2,116,581)

Ending Balance, September 30, 2017	24,271,766

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

Cash and cash equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. As of September 30, 2017 and December 31, 2016, the Company held no cash equivalents.

The Company’s policy is to place its cash with high credit quality financial instruments and institutions and limit the amounts invested with any one financial institution or in any type of instrument. Deposits held with banks may exceed the amount of insurance provided on such deposits. The Company has not experienced any losses on its deposits of cash.

Accounts Receivable and Allowances

Accounts receivable are recorded at the invoiced amount and are not interest bearing. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company makes ongoing assumptions relating to the collectability of its accounts receivable in its calculation of the allowance for doubtful accounts. In determining the amount of the allowance, the Company makes judgments about the creditworthiness of customers based on ongoing credit evaluations and assesses current economic trends affecting its customers that might impact the level of credit losses in the future and result in different rates of bad debts than previously seen. The Company also considers its historical level of credit losses. As of September 30, 2017 and December 31, 2016, there was an allowance for doubtful accounts of $0.

Inventory

The Company utilizes lower of standard cost or net realizable value method. During the nine months ended September 30, 2017 the Company recorded an impairment of $0 that was recorded to cost of revenues.

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

Basic and Diluted Net Income/Loss Per Share

Basic net loss per share of Common Stock is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of Common Stock outstanding during the period. Diluted net loss per share of Common Stock is determined using the weighted-average number of shares of Common Stock outstanding during the period, adjusted for the dilutive effect of Common Stock equivalents. In periods when losses are reported, which is the case for the nine months ended September 30, 2017 presented in these Condensed Consolidated Financial Statements, the weighted-average number of shares of Common Stock outstanding excludes Common Stock equivalents because their inclusion would be anti-dilutive.

As of September 30, 2016. the Company had approximately 69,758,000 warrants to purchase common stock outstanding as of September 30, 2016, which were not included in the computation of diluted loss per share, as based on their exercise prices they would all have an anti-dilutive effect on net loss per share. The Company also had outstanding at September 30, 2016 approximately $7,465,000 in convertible debentures, respectively, that are convertible at the holders’ option at a conversion price of the lower of $0.75 or 51% to 60% of either the lowest trading price or the VWAP over the last 20 to 30 days prior to conversion (subject to reset upon a future dilutive financing), whose underlying shares resulted in an additional 10,506,777,999 dilutive shares being included in the computation of diluted net income per share for the nine months ended September 30, 2016.

The Company had the following Common Stock equivalents at September 30, 2017:

September 30, 2017
Warrants	11,765,757,081
Option	1,000,000
Convertible notes – related party	10,500,000
Convertible notes	237,010,196,003
Totals	248,787,453,084

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

Management’s Evaluation of Subsequent Events

The Company evaluates events that have occurred after the balance sheet date of September 30, 2017, through the date which the Condensed Consolidated Financial Statements were issued. Based upon the review, other than described in Note 15 – Subsequent Events, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the Condensed Consolidated Financial Statements.

NOTE 3 – INVENTORY AND CAPITALIZED AGRICULTURAL COSTS

Inventories and capitalized agricultural costs are generally kept for a short period of time.

Finished goods are comprised of CBD Isolate and CBD Distillate.

Growing costs, also referred to as cultural costs, consist of cultivation, fertilization, labor costs and soil improvement, pest control and irrigation.

Biomass are comprised of labor and equipment expenses incurred to harvest and deliver crops to the packinghouses.

Raw materials include all purchasing costs.

Inventory at September 30, 2017 and December 31, 2016 consisted of the following:

	September 30, 2017	December 31, 2016
CBD Oil	$8,232	$-
Biomass	523,560	160,131

Less Discontinued Operations	-	-

Total inventory, net	$531,792	$160,131

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

In connection with the PCH investment, the Company recorded $1,001,520 as a loss in connection with the failed and unconsummated business combination for the period ended September 30, 2017. The $1,001,520 is the amount the Company invested in the PCH transaction.

NOTE 5 – CONVERTIBLE NOTES PAYABLE AND DERIVATIVE LIABILITY

Convertible notes payable consists of:

	September 30, 2017	December 31, 2016
	(unaudited)
Investor #1	$14,922,404		$6,642,745
Investor #2	2,087,198		1,857,146
Investor #3	293,009		231,142
Investor #4	2,205,084		-
Investor #5	300,000		-
	19,807,696		8,731,033
Less discounts	(1,459,640)		(85,591)

Less current maturities	18,348,056		8,645,442

Convertible notes payable, net of current maturities	$	$

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

During the nine months ended September 30, 2017 the Company issued 25 convertible notes to third-party lenders totaling $1,345,297. The Company received cash of $882,400 and paid $413,457 from the PCH-Related Note. These convertible notes accrue interest at a rate of 10% per annum and mature with interest and principal both due between February 2017 through March 2019. The notes convert at a fixed rate of $0.0001 or a 50% discount with a lookback of 30 trading days.

Due to the fact that these convertible notes have an option to convert at a variable amount, they are subject to derivative liability treatment. The Company has applied ASC 815, due to the potential for settlement in a variable quantity of shares. The conversion feature of Investor #1’s convertible notes during the nine months ended September 30, 2017, gave rise to a derivative liability of $2,608,275, $ 895,301 of which was recorded as a debt discount. The debt discount is charged to accretion of debt discount and issuance cost ratably over the term of the convertible note.

During the nine months ended September 30, 2017 the Company went into default on all of Investor #1’s convertible notes. These notes now accrue interest at a rate of 24% per annum, a late fee of 18% on interest outstanding compounding quarterly and the principal increases by 50%-30%. The increase of principal of $3,698,710 was recorded to interest expense.

Upon default, 18 promissory notes held by Investor #1 became convertible. The Company reclassed $3,606,710 from notes payable to convertible notes payable.

During the nine months ended September 30, 2017, the Company repaid $363,547 in principal and $37,148 in interest.

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

During the nine months ended September 30, 2017, Investor #2 converted $1,935 of principal into 38,700,000 shares of Common Stock.

Investor #3

During the nine months ended December 31, 2016, the Company issued two convertible notes to third-party lenders totaling $282,500. The Company received cash of $236,500, original issue discounts of $34,750 and the lender paid $11,250 on behalf of the Company for vendor liabilities. These convertible notes accrue interest at a rate of 10% per annum and mature with interest and principal both due between September 14, 2016 through August 20, 2017. This note is secured by the Company’s assets. These notes are convertible upon default at a rate of $0.75 or a 49% discount with a lookback of 30 trading days.

Due to the fact that these notes have an option to convert at a variable amount upon default, they are subject to derivative liability treatment. The Company has applied ASC 815, due to the potential for settlement in a variable quantity of shares.

During the nine months ended September 30, 2017 Investor #3 notes were increased by $61,867

Investor #4

During the nine months ended September 30, 2017 the Company issued 5 convertible notes to third party lenders totaling $1,470,056. The Company received cash of $1,000,000, and the lender paid $470,056 on behalf of the company for vendor liabilities. These notes accrue interest at a rate of 10% per annum and mature with interest and principal both due on September 30, 2018. These notes are convertible upon default at a rate of $0.0001.

Due to the fact that these convertible notes have an option to convert at a variable amount, they are subject to derivative liability treatment. The Company has applied ASC 815, due to the potential for settlement in a variable quantity of shares. The conversion feature of the Investor #4 notes during the nine months ended September 30, 2017, gave rise to a derivative liability of $3,330,253. In addition, the Company issued warrants to purchase 10,000,000,000 shares of Company common stock. The warrant entitles the holder to purchase the Company’s common stock at a purchase price of $0.0001 per share for a period of four years from the issue date. The Company recorded a $2,979,231 debt discount relating to the warrants issued to the investor. The debt discounts are charged to accretion of debt discount and issuance cost ratably over the term of the convertible note.

During the nine months ended September 30, 2017 the Company went into default on all notes from Investor #4. The notes now accrue interest at a rate of 24% per annum, a late fee of 18% on interest outstanding compounding quarterly and the principal increases by 50%. The increase of principal of $719,322 was recorded to interest expense.

Investor #5

During the nine months ended September 30, 2017 the company issued 2 convertible notes to third party lenders totaling $200,000. The company received cash of $200,000. These notes accrue interest at a rate of 10% per annum and mature with interest and principal both due between April 27, 2018 through May 08, 2018. The notes convert at a fixed rate of $0.0002.

Due to the fact that these convertible notes have an option to convert at a variable amount, they are subject to derivative liability treatment. The Company has applied ASC 815, due to the potential for settlement in a variable quantity of shares. The conversion feature of Investor #5’s convertible notes during the nine months ended September 30, 2017, gave rise to a derivative liability of $438,196, of which $170,198 was recorded as a debt discount. In addition, the Company issued warrants to purchase 200,000,000 shares of Common Stock. The warrant entitles the holder to purchase shares of Common Stock at a purchase price of $0.0001 per share for a period of four years from the issue date. The Company recorded a $29,802 debt discount relating to the warrants issued to the investor. The debt discounts are charged to accretion of debt discount and issuance cost ratably over the term of the convertible notes.

During the nine months ended September 30, 2017, the Company went into default on all of Investor #4’s convertible notes. These notes now accrue interest at a rate of 24% per annum, a late fee of 18% on interest outstanding compounding quarterly and the principal increases by 50%. The increase of principal of $100,000 was recorded to interest expense.

NOTE 6 – NOTES PAYABLE

Notes payable consists of:

	September 30, 2017	December 31, 2016
Southwest Farms	$3,547,075	$3,590,241
East West Secured Development	486,531	503,031
Investor #1	103,847	3,691,200
Investor #2	-	275,000
	4,137,453	8,059,472
Less discounts	-	(598,721)

	4,137,453	7,460,751
Less current maturities	4,137,453	3,367,479

	$-	$4,093,272

Southwest Farms

During the nine months ended September 30, 2017 the Company repaid $43,166 in principal.

East West Secured Development

During the nine months ended September 30, 2017 the Company repaid $16,500 in principal.

Investor #1

During the nine months ended September 30, 2017, the Company issued 4 notes to third-party lenders totaling $103,847. The Company received cash of $95,527, original issue discounts of $819 and the lender paid $7,500 on behalf of the Company for vendor liabilities. These notes mature in May of 2017.

During the nine months ended September 30 2017, the Company went into default on all of Investor #1’s notes. The notes now accrue interest at a rate of 24% per annum.

Upon default, 18 promissory notes held by Investor #1 became convertible. The Company reclassed $3,691,199 from notes payable to convertible notes payable.

Investor #2

During the nine months ended September 30, 2017, the Company went into default on all of Investor #2’s notes. The notes now accrue interest at a rate of 24% per annum. Upon default, the promissory note held by Investor #2 became convertible. The Company reclassed $275,000 from notes payable to convertible notes payable.

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

As of September 30, 2017 and 2016, there were no shares of Series A Preferred Stock outstanding.

Common Stock

On January 20, 2017, the Company issued 2,000,000 shares of Common Stock to in connection with the settlement of the Crystal v. Medbox, Inc. litigation. The Company did not receive any proceeds from such issuance. The Company issued such shares in reliance on the exemptions from registration pursuant to Section 4(a)(2) of the Securities Act.

During the year ended December 31, 2017 the Company issued 17,076,132 shares of Common Stock as compensation to a director. The Company recorded $50,098 as stock-based compensation expense.

For shares of Common Stock that were issued upon conversion of the convertible debentures during the nine months ended September 30, 2017, see Note 5.

Share-based awards, restricted stock and restricted stock units (“RSUs”)

A summary of the activity related to RSUs for the nine months ended September 30, 2017 and 2016 is presented below:

Restricted stock units (RSUs)	Total shares	Grant date fair value
RSUs non-vested at January 1, 2017	7,142,856	$0.51 - $1.88
RSUs granted	250,975,000	$0.0002 – $0.0003
RSUs vested	(258,117,856)	$0.0002 – $1.88
RSUs forfeited	-	$-

RSUs non-vested September 30, 2017	-	$-

A summary of the expense related to restricted stock, RSUs and stock option awards for the nine months ended September 30, 2017 and December 31, 2016 is presented below:

Nine months ended September 30, 2017
RSUs	$50,293
Stock options	299,925

Total	$350,218

Year ended December 31, 2016
RSUs	$261,196
Common stock	539,246

Total	$800,442

Warrant Activities

The Company applied fair value accounting for all share-based payments awards. The fair value of each warrant granted is estimated on the date of grant using the Black-Scholes-Merton model.

The assumptions used for warrants granted during the nine months ended September 30, 2017 are as follows:

September 30, 2017
Exercise price	$0.0001
Expected dividends	0%
Expected volatility	249.30 – 284.72%
Risk free interest rate	1.44 - 1.54%
Expected life of warrant	4 years

The following is a summary of the Company’s warrant activity:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Days
	Warrants	Price	Price

Outstanding – December 31, 2016	65,757,081	$0.11	$1.97
Granted	11,800,000,000	0.0001	4.00
Exercised	-	-	-
Forfeited/Cancelled	(100,000)	-	-
Outstanding – September 30, 2017	11,765,757,081	$0.0007	$3.48

At September 30, 2017, the aggregate intrinsic value of warrants outstanding and exercisable was $0 and $0, respectively.

During the nine months ended September 30, 2017, there were no warrants exercised.

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

The Company reevaluated the warrants as of September 30, 2017 and determined that they did not have a sufficient number of authorized and unissued shares to settle all existing commitments, and the fair value of the warrants for which there was insufficient authorized shares, were reclassified out of equity to a liability. Under the sequencing policy, of the approximately 11,765,757,081 warrants outstanding at September 30, 2017. The fair value of these warrants was re-measured on September 30, 2017 using the Black Scholes Merton Model, with key valuation assumptions used that consist of the price of the Company’s stock on September 30, 2017, a risk-free interest rate based on the average yield of a 2 or 3 year Treasury note and expected volatility of the Company’s common stock, resulting in the fair value for the Warrant liability of $1,174,901. The resulting change in fair value of approximately $2,116,581 for the nine months ended September 30, 2017, was recognized as a loss in the Consolidated Statement of Comprehensive Income(loss).

During the nine months ended September 30, 2017, a total of 11,800,000,000 warrants were issued with convertible notes payable (See Note 5 above). The warrants have a grant date fair value of $3,009,034 using a Black-Scholes option-pricing model and the above assumptions.

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

● Prescription Vending Machines, Inc.

● Medbox Management Services, Inc.

● Medbox Rx, Inc.

● Vaporfection International, Inc.

● MJ Property Investments, Inc.

The income (loss) from discontinued operations presented in the income statement for the nine months ended September 30, 2017 and 2016, consisted of the following:

	For the nine months ended
	September 30,
	2017	2016

Revenue	$-	$111,798
Revenue, related party	-	75,028
Net revenue	-	186,826
Cost of revenues	-	74,682
Gross profit (loss)	-	112,144

Operating expenses
General and administrative	3,064	549,853
Total operating expenses	3,064	549,853
Loss from operations	(3,064)	(437,709)

Other income (expense)
Interest expense, net	1,963	(8,858)
Gain on sale of assets of subsidiary	-	5,498
Loss on sale of rights and assets	-	178,032
Loss on default settlement of a note	-	(168,092)
Other income (expense)	-	86,000
Total other income (expense)	(1,963)	92,580

Net loss	$(5,027)	$(345,129)

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

Office Leases

On August 1, 2011, the Company entered into a lease agreement for office space located in West Hollywood, California through September 30, 2017 at a current monthly rate of $14,828 per month. The Company moved to different offices in Los Angeles, CA in April 2015. The sublease on the office has a term of 18 months with monthly rent of $7,486.

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

Rent expense for the nine months ended September 30, 2017 and 2016 was approximately $20,074 and $376,000, respectively.

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

As of September 30, 2017, all obligations have been settled in connection with this class settlement.

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

As of September 30, 2017, all obligations have been settled in connection with this class settlement.

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

NOTE 10 – SUBSEQUENT EVENTS

The Company evaluates events that have occurred after the balance sheet date of September 30, 2017, through the date which the Consolidated Financial Statements were issued. Based upon the review, other than described in Note 10 – Subsequent Events, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the Consolidated Financial Statements.

Subsequent to September 30, 2017, the Company issued 24 convertible notes to third party lenders totaling $2,610,463. These notes accrue interest at a rate of 10% per annum and mature with interest and principal both due between December 2018 through June 2020.

Subsequent to September 30, 2017, the Company issued 2 notes to third party lenders totaling $200,000. These notes accrue interest at a rate of 10% per annum and mature with interest and principal both due between April 2019 through May 2019.

Subsequent to September 30, 2017, the Company settled Investor #2 notes with a principal balance of $2,595,895 for $2,350,000. The Company is currently in default on the settlement agreement.

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

Comparison of the three months ended September 30, 2017 and 2016

The Company reported a consolidated net income of approximately $26 million for the three months ended September 30, 2017 and consolidated net loss of approximately $5.7 million for the three months ended September 30, 2016. The fluctuation of approximately $31.7 million was due to an increase in the fair value of the derivative liabilities of approximately $32.7 million.

Revenue

Revenue was $35,440 for the three months ended September 30, 2017, compared to $17,127 for the three months ended September 30, 2016. The increase of $18,313 in total revenue was due to the Company executing its business plan and increasing the size of its agricultural capacity by farming on 15 acres. The net result was an increase in biomass that we processed into CBD, which allowed us to commence sales of CBD.

Cost of revenue

Cost of revenues decreased by $108,439 for the three months ended September 30, 2017, as compared to the same period of 2016 because the Company incurred decreased cost related to procurement of CBD oils.

Operating Expenses

Operating expenses consist of all other costs incurred during the period, other than cost of revenue. The Company incurred approximately $1.8 million in operating expenses for the three months ended September 30, 2017, compared to approximately $1.9 million for the three months ended September 30, 2016. The decrease of $106,658 was primarily due to the decrease in the cost to procure of CBD oils.

Other Expense

Other expense increased by approximately $31.7 million, primarily from the increase on change in fair value of derivative liabilities and warrant liabilities.

Net Income (Loss)

The net income for September 30, 2017 was approximately $26.1 million compared to net loss of $5.7 million for September 30, 2016. The increase of approximately $31.8 million was primarily due to the increase in total other income (expense).

Comparison of the nine months ended September 30, 2017 and 2016

The Company reported a consolidated net loss of approximately $20.4 million for the nine months ended September 30, 2017 and consolidated net income of approximately $2.1 million for the nine months ended September 30, 2016. The fluctuation of approximately $22.5 million was due to a decrease in the change in fair value of the derivative liabilities of approximately $17.9 million and increase in interest expense of approximately $9.1 million.

Revenue

Revenue was $171,635 for the nine months ended September 30, 2017, compared to $278,702 for the nine months ended September 30, 2016. The decrease of $107,067 in total revenue was due to the shift in the Company’s business plan.

Cost of revenue

Cost of revenues decreased by approximately $287,000 for the nine months ended September 30, 2017 as compared to the same period of 2016 because the Company incurred decreased cost related to procurement of CBD oils.

Operating Expenses

Operating expenses consist of all other costs incurred during the period other than cost of revenue. The Company incurred approximately $4.0 million in operating expenses for the nine months ended September 30, 2017 compared to operating income of approximately $7.8 million for the nine months ended September 30, 2016. The decrease of approximately $3.8 million was primarily due to the decrease in general and administrative expenses of $3.8 million.

Other Income (Expense)

Other expense decreased by approximately $26.8 million, primarily from the decrease on the change in fair value of derivative liabilities, and an increase of $8.1 million on interest expense.

Net Loss

The net loss for September 30, 2017 was approximately $20.4 million compared to net income of $2.1 million for September 30, 2016. The decrease of approximately $22.5 million was primarily due to the increase in total other income (expense).

Liquidity and Capital Resources

As of September 30, 2017, the Company had cash on hand of approximately $80,339 compared to approximately $23,967 at December 31, 2016.

Cash Flow

During the nine months ended September 30, 2017, cash was primarily used to fund operations of the Company, as well as developing the Farm.

	For the nine months ended September 30,
Cash flow	2017	2016
Net cash used in operating activities	$(1,423,725)	$(4,181,264)
Net cash provided by (used in) investing activities	(588,063)	766,544
Net cash provided by financing activities	2,067,147	4,077,991
Cash Flows from discontinued operations	1,013	(512,648)

Net change in cash	$56,372	$150,623

Cash Flows – Operating Activities

During the nine months ended September 30, 2017, cash flows used in operating activities were approximately $1.4 million, consisting primarily of a change in fair value of derivative liability and the increase in the note principal increase upon default.

Cash Flows – Investing Activities

During the nine months ended September 30, 2017, the company had cash flows used in investing activities of approximately $588,063, consisting of payments made for investment in PCH.

Cash Flows – Financing Activities

During the nine months ended September 30, 2017, cash flows provided by financing activities were approximately $2.1 million, consisting primarily of $95,527 of gross proceeds from the issuance of notes payable, $2,082,400 gross proceeds from the issuance of convertible notes payable, these were offset by the company repaying its debt obligations of $423,211.

Future Liquidity and Cash Flows

Management believes that the Company’s cash balances on hand, cash flows expected to be generated from operations, proceeds from current and future expected debt issuances and proceeds from future share capital issuances, if any, may not be sufficient to fund the Company’s net cash requirements through January 2018. As noted in the footnotes to the accompanying Condensed Consolidated Financial Statements, the Company recently received a Notice of Default from a creditor following non-payment of the balance under a certain promissory note at maturity thereof, pursuant to which the Company will incur penalties and an increased interest rate as well as potential legal expenses associated with the creditor’s legal actions. (See Item 1A. Risk Factors) As of the date of this filing, the Company is in technical default on all notes outstanding. The Company is unable to predict the outcome of these matters, however, legal action taken by the Company’s lenders could have a material adverse effect on the financial condition, results of operations and/or cash flows of the Company and their ability to raise funds in the future. In order to execute the Company’s long-term growth strategy, which may include selected acquisitions of businesses or facilities that may bolster the Company’s CBD oil extraction business or real estate for the cultivation of hemp, the Company will need to raise additional funds through public or private equity offerings, debt financings, or other means.

The Company’s financial statements were prepared on a going concern basis. The going concern basis assumes that the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of business. During the nine months ended September 30, 2017, the Company had a net loss of approximately $20.4 million, negative cash flow from operations of $1.4 million and negative working capital of $61.9 million. The Company will need to raise capital in order to fund its operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement a business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

On July 17, 2015, the Company entered into an Agreement of Purchase and Sale of Membership Interest with East West Secured Development, LLC to purchase 100% of the membership interest of EWSD which has entered into an agreement with Southwest Farms, Inc. to purchase the Farm. The Farm is expected to yield revenue and profits for the Company in future years, through farming hemp, extracting CBD oil, and controlling the full production cycle to ensure consistent quality.

With an eye focused on the future - and ultimately anticipated FDA approval of hemp and CBD oil production and sales in the United States - we are honing our focus to controlling our supply chain initially through our production on the Farm in Pueblo, Colorado. From “Seed to Sale,” Notis Global will influence its own destiny by controlling our ecosystem. We intend to oversee and execute everything from growing and cultivating the highest quality plants to managing extraction and production of our products. We believe this tight control of our supply chain will eventually be mandated by the federal government as a condition of legalizing hemp and CBD oil production, manufacturing, and distribution in the United States. We have elected to take action now and intend to lead our industry by doing so. Our decision to terminate the Whole Hemp Agreement comports with our long-term strategy to maintain tight control of our supply chain.

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

