Form 10-K
period 2017-12-31
Notis Global, Inc.
filed 2019-11-27
CIK 1547996

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-54928

NOTIS GLOBAL, INC.

(Exact name of registrant as specified in its charter)

Nevada	30-0893689
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

65 Mechanic Street, Red Bank, New Jersey	07701
(Address of Principal Executive Offices)	(Zip Code)

[**]

(Issuer’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
None	None	None

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [  ] No [X]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of a “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as reported by the OTC Markets Group Inc. on June 30, 2017 was $1,993,849.

As of November 26, 2019, the Company had 10,000,000,000 shares of common stock, par value $0.001 per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Report”), including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

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

Overview

We are a Nevada corporation in the industrial hemp market operating through our wholly-owned subsidiaries (listed more fully below). Based upon our knowledge and expertise in the regulation of the industrial hemp industry, our business plan involves creating a sustainable business model to grow crops and manufacture products from hemp farmland and to market, sell, and distribute hemp derivative products such as cannabidiol (“CBD”) distillate and isolate, while exploring other business opportunities that complement our core business. At this time, we cultivate industrial hemp, process it into a derivative product via a toll processing relationship, and then we sell the hemp derivative product, such as CBD, on a wholesale basis. We plan to cultivate industrial hemp on our 320-acre farm in Pueblo, Colorado (the “Farm”) through our wholly owned subsidiary, EWSD I, LLC d/b/a Shi Farms, a Delaware limited liability company (“Shi Farms”). In 2017, we completed a pilot study on the Farm, where we planted 15 acres of land, which was processed by a third-party contractor and distributed the derivative product through our network. Based on the pilot study, we engaged in a “scale-up pilot study” where we planted and harvested an aggregate of 100 acres of land in the planting season (early June to the end of September) of 2018. In 2019, we have planted 830 acres, which included corporate-owned land as well as land farmed via our co-operative farming program.

Through our subsidiary, NY – SHI, LLC, a New York limited liability company (“NY – SHI”), we conducted a similar pilot study on 1.5 acres in the Hudson Valley region of New York State in 2018 through a contractor to determine if it is viable to cultivate industrial hemp in New York on a larger scale. We have received good education on our pilot study and are considering scaling in 2019.

On May 10, 2019, we, through our subsidiary Shi Farms, entered into a Partner Farm Agreement (the “Partner Farm Agreement”) with Mile High Labs, Inc, a Colorado company (“Mile High”). Pursuant to the Partner Farm Agreement, we have agreed to produce, sell, and/or deliver certain dried hemp products (the “Product”) to Mile High, and Mile High agreed to purchase such Product from us and/or provide certain processing services (the “Processing Services”). Among other obligations, we agreed to provide a physical location to perform such Processing Services on our property (the “Property”), the infrastructure necessary to access the Property, and the construction of certain structures for the purpose of conducting the Processing Services on the Property. Among other obligations, Mile High is required to provide, transport, and install all necessary equipment to operate the processing facilities located on the Property, subject to the terms and provisions therein. Mile High also agreed to provide us with priority processing services for the Product specified in the Partner Farm Agreement, of up to 25% of the production capacity of the processing facilities operated by Mile High on the Property. The Partner Farm Agreement has an initial term of five years and renews automatically thereafter for one-year increments. We receive 20% of all sales of the Product and Mile High will receive 80% of the sales price, subject to the payment schedule and terms attached thereto. We will have no processing costs for the production of this oil/isolate.

In connection with, and pursuant to, the Partner Farm Agreement, we also entered into a Supply Agreement, dated May 10, 2019 (the “Supply Agreement”; and, together with the Partner Farm Agreement, the “MH Agreements”), with Mile High, whereby we produce and sell to Mile High, and Mile High purchases and accepts from us the Products enumerated in the MH Agreements in quantities specified in the MH Agreements and by Mile High from time-to-time. Pursuant to the Supply Agreement, following the processing of the Product, Mile High and we agreed, among other things, to sell the finished Product as partners and to co-brand the finished Product with both Mile High’s and our name and logo. Should Mile High establish a cooperative advertising and promotional program, we will be required to pay a co-op fee equal to 3% of the amount of the purchase order from Mile High. The initial term of the Supply Agreement is five years and renews automatically for one-year increments.

On May 31, 2017, we, and two of our subsidiaries, Shi Farms and Pueblo Agriculture Supply and Equipment LLC (“PASE”), and Trava LLC, a Florida limited liability company that has lent various sums to us (“Trava”), entered into a Management Services Agreement (the “MS Agreement”) with respect to our hemp grow located at the Farm. The MS Agreement had a 36-month term with two consecutive 12-month unilateral options, exercisable in the sole discretion of Trava. Pursuant to the provisions of the MS Agreement, Trava collected all revenue generated by the Farm operations. Further, Trava had to satisfy all of our Farm-related past due expenses and, subject to certain limitations, to pay all current and future operational expenses of the Farm operations. Finally, commencing October 2017, Trava commenced making the monthly mortgage payments on the Farm, although we remain responsible for any and all “balloon payments” due under the mortgage. On a cumulative calendar monthly cash-on-cash basis, Trava is obligated to tender to us or, at our option, to either or both of our subsidiaries, an amount equivalent to 51% of the net cash for each such calendar month. Such monthly payments were on the 10th calendar day following the end of a calendar month for which such tender is required. At the end of the five-year term (assuming the exercise by Trava of each of the two above-referenced options), Trava had the unilateral right to purchase the Farm operation at a four times multiple of its EBITDA (calculated at the mean average thereof for each of the two option years).

In September 2017, in connection with Trava’s monthly lending to us of funds sufficient for the Farm’s monthly operational expenses of the Farm operations, we amended the MS Agreement to provide that, from time to time, Trava may exercise its rights to convert some or all of the notes that evidence its lending of funds into shares of our common stock at a fixed conversion price of $.0001. If Trava converted, in whole or in part, any one or more of such notes, then (unless (i) thereafter, we are unable to accommodate any future such conversions because of a lack of authorized, but unissued or unreserved, shares or (ii) the public market price for a share of our common stock becomes “no bid”), Trava would continue to exercise its conversion rights in respect of all of such notes (to the 4.9% limitations set forth therein) and would diligently sell the shares of common stock into which any or all of such notes may be converted (collectively, the “Underlying Shares”) in open market or other transactions (subject to any limitations imposed by the Federal securities laws and set forth in any “leak-out” type of arrangements in respect of the “underlying shares” to which Trava is a party).

Trava acknowledged that any proceeds derived by it from such sales of the underlying shares would, on a dollar-for-dollar basis, reduce our financial obligations under the notes. Once Trava had received sufficient proceeds from such sales to reduce our aggregate obligations thereunder to nil (which reductions shall include any and all funds that Trava may have otherwise received in connection with the respective rights and obligations of the parties to the MS Agreement), then the MS Agreement would be deemed to have been cancelled without any further economic obligations between Trava and us and Trava’s purchase right shall, accordingly, be extinguished.

After having earlier modified the MS Agreement through the provisions of the on-going monthly funding provided by Trava, effective as of January 29, 2018, we and Trava entered into an agreement to terminate the MS Agreement.

On July 11, 2019, NY – SHI and Shi Farms entered into a joint venture agreement (the “Joint Venture Agreement”) with Canbiola Inc., a Florida corporation (“Canbiola”), and NY Hemp Depot, LLC, a Nevada limited liability company (“Canbiola Sub”). The purpose of the joint venture is to develop and implement a business model referred to as the “Depot Model” (the “Joint Venture”) to aggregate and purchase fully-grown, harvested industrial hemp from third-party farmers in the State of New York to be processed in any processing facility chosen by NY – SHI.

Pursuant to the Joint Venture Agreement, NY – SHI and Canbiola Sub will jointly seek farmers to grow and cultivate industrial hemp in the State of New York for the Joint Venture. In addition, the Joint Venture may sell to the farmers feminized hemp seeds, clone plants, and additional materials required to grow and cultivate industrial hemp and provide to the farmers the initial training reasonably required for them to grow industrial hemp.

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

Upon the execution of the Joint Venture Agreement, Canbiola Sub delivered to NY – SHI a cash payment of $500,000 and, on July 22, 2019, Canbiola issued $500,000 in value of Canbiola’s common stock (12,074,089 shares) to NY – SHI. Additionally, pursuant to the Joint Venture Agreement, SHI Farms has agreed, going forward, to sell certain isolate to Canbiola or its designated affiliate at the cost of processing the isolate from biomass, and granted Canbiola Sub an interest in the one and one-half percent payments due to SHI Farms in connection with its agreements with Mile High.

The “gross profits” from the Joint Venture, which are defined as gross revenues less certain direct operational costs, will be distributed quarterly in arrears with the first distribution scheduled to be made on March 31, 2020, of which 70% is to be distributed to Canbiola Sub and 30% is to be distributed to NY – SHI.

The Joint Venture Agreement contains customary representations, warranties, covenants, and indemnities by each of its applicable parties.

Through our cooperative farming program located in the Durant, Oklahoma area (through our subsidiary, Shi Cooperative, LLC, a Colorado limited liability company (“Shi Cooperative”)), we planted 145 acres in 2019. We utilized two separate farm plots, one representing 105 acres, the other representing 40 acres.

In June 2019, through Shi Cooperative, we planted five acres of outdoor feminized seed production in Reno, Nevada.

State and local laws regarding farming and growing hemp and processing centers for hemp vary. In December 2018, Congress passed the Agriculture Improvement Act of 2018, also known as the “Farm Bill,” which was then signed into law by the President. This new law contains provisions to legalize the cultivation, processing, and sale of industrial hemp. We are honing our focus to control our supply chain – from “seed to sale,” we will control our own destiny by controlling our ecosystem. We intend to oversee and execute everything from growing and cultivating the highest quality plants to managing extraction and production of our products.

Historically, we established joint ventures and entered into operating and management agreements with our partners and acted as a distributor of hemp products processed by our contractors. We previously generated revenue from various sources on a “one-time basis” for services that we provided to clients in helping them obtain licenses, build out and open dispensaries and cultivation centers. Prior to 2017, we sold a line of portable vaporizers and accessories under the brand name Vaporfection. We discontinued these business operations in 2016 to focus on our current business model.

We operate through the following subsidiaries:

●	Shi Farms, which cultivates and processes industrial hemp in Colorado;

●	NY – SHI, which conducted our pilot study in New York and will be our joint venture partner with Canbiola and Canbiola Sub;

●	SHI Cooperative, which contracts with third-party farmers to cultivate hemp in, among other areas, Colorado, Nevada, and Oklahoma;

●	PASE, which owns dehydration equipment;

●	SOCO Processing, LLC (“SOCO Processing”), a Colorado limited liability company established in May 2018 to construct a pre-processing plant as part of the Partner Farm Agreement and Supply Agreement with Mile High; and

●	Rock Acquisition Corporation (“Rock Acquisition”), a New Jersey corporation established in December 2017, which will manage land containing potential sand and gravel assets in Pueblo, Colorado under a mining permit with the State of Colorado.

Corporate History

We were originally incorporated on June 16, 1977 in the State of Nevada under the name “Rabatco, Inc.” In May 2000, we changed our name to MindfulEye, Inc. On November 25, 2011, P. Vincent Mehdizadeh purchased 50% of the outstanding shares of our common stock. On August 30, 2011, in anticipation of the transaction discussed below, we changed our name to “Medbox, Inc.” Pursuant to a Stock Purchase Agreement with PVM International, Inc. (“PVM”), dated December 31, 2011, we acquired all of the outstanding shares of common stock in various entities controlled by Mr. Mehdizadeh, in exchange for 2,000,000 shares of our common stock and a $1 million promissory note. The promissory note was repaid in full on April 16, 2013. During December 2016, our Board of Directors (the “Board”) and management completed a strategic shift and completely exited the vapor and medical cannabis dispensing line. Please see Note 11, Discontinued Operations, to our Consolidated Financial Statements for more information.

Effective January 28, 2016, we changed our name from Medbox, Inc., to Notis Global, Inc.

On April 15, 2016, at a special meeting of our stockholders, stockholders holding a majority of the total shares of outstanding our common stock voted to amend our Articles of Incorporation to increase the number of authorized shares of our common stock from 400,000,000 to 10,000,000,000 (the “Certificate of Amendment”). The Certificate of Amendment was filed with the Nevada Secretary of State on April 18, 2016.

PCH Investment Group, Inc. – San Diego Project Investment

Effective as of March 21, 2017, through a series of related transactions, Notis intended to acquire, indirectly, an aggregate of 459,999 of the then-issued and outstanding shares of capital stock (the “PCH To-Be-Purchased Shares”) of PCH Investment Group, Inc., a California corporation (“PCH”) for a proposed purchase price of $300,000 in cash and the proposed issuance of shares of the Company’s common stock. The PCH To-Be-Purchased Shares represented 51% of the outstanding capital stock of PCH. In connection with the Company’s then-intended acquisition of the PCH To-Be-Purchased Shares, the Company (or its affiliates) was also to be granted an indirect option to acquire the remaining 49% (the “PCH Optioned Shares”) of the capital stock of PCH. The option was to expire on February 10, 2019 (the “PCH Optioned Shares Expiry Date”).

Located in San Diego, California, PCH was a management services business that focused on the management of cannabis production and manufacturing businesses. On November 1, 2016, PCH entered into a Management Services Agreement (the “PCH Management Agreement”) with California Cannabis Group (“CalCan”) and Devilish Delights, Inc. (“DDI”), both of which then were California nonprofit corporations in the cannabis production and manufacturing business (“their business”). CalCan and Mr. Clinton Pyatt represented that CalCan was then licensed by the City of San Diego, California, to cultivate cannabis and manufacture cannabis products, as well as to sell, at wholesale, the cultivated and manufactured products to legally operated medical marijuana dispensaries. The PCH Management Agreement provided that PCH was responsible for the day-to-day operations and business activities of their business. In that context, PCH was to be responsible for the payment of all operating expenses of their business (including the rent and related expenditures for CalCan and DDI) from the revenue generated by their business, or on an out-of- pocket basis if the revenue should be insufficient. In exchange for PCH’s services and payment obligations, PCH was to be entitled to 75% of the gross profits of their business. The PCH Management Agreement did not provide for any gross profit milestone during its first 12 months; thereafter, it provided for an annual $8 million gross profit milestone, with any amount in excess thereof to be carried forward to the next annual period. In the event that, during any annual period, the gross profit thereunder was less than $8 million (including any carry-forward amounts), then, on a one- time basis, PCH would have been permitted to carry-forward such deficit to the following annual period. If, in that following annual period, the gross profit was to have exceeded $6 million, then PCH would have been entitled to an additional “one-time basis” carry-forward of a subsequent deficit. The term of the PCH Management Agreement was for five years, subject to two extensions, each for an additional five-year period, in all cases subject to earlier termination for an uncured material breach by PCH of its obligations thereunder. Mr. Pyatt, the Company’s then- current Chief Operating Officer and Senior Vice President, Government Affairs, was also then a member of the Board of Directors of CalCan and DDI.

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

As a condition to the Lender entering into the Note Purchase Agreement and the PCH-Related Note (both as noted below) and providing any additional funding to the Company in connection with its intended acquisition of the PCH To-Be-Purchased Shares, the Company’s Board of Directors ratified the forms of employment agreements for Mr. Goh, as the Company’s then-Chief Executive Officer, and for Mr. Pyatt, as the Company’s then-prospective President. If the agreements became effective, and following the second anniversary thereof, the terms were to have become “at- will.” In addition to payment of a base salary, the agreements provided for certain cash, option, and equity bonuses, in each case to become subject both to each individual and to the Company meeting certain performance goals to be acknowledged by them and to be approved by a disinterested majority of the Company’s Board of Directors.

Due to the nature of the above-described intended transaction, and the related parties involved with PCH, the Company formed a special committee of its Board of Directors to consider all of the aspects thereof, as well as the related financing proposed to be provided by the Lender. The special committee consisted of three of the four directors: Ambassador Ned L. Siegel, Mitch Lowe, and Manual Flores. In the context of the special committee’s charge, it engaged an otherwise independent investment banking firm (the “Banker”) to analyze the potential acquisition of the PCH To-Be-Purchased Shares through the SPA (noted above) and the Stock Purchase Option Agreement (the “PCH Option Agreement”; the parties to which are PASE, PCH, the PCH Shareholders, as noted below), the related financing agreements (all as noted below), other related business and financial arrangements, and the above-referenced employment agreements. After the Banker completed its full review of those agreements and its own competitive analysis, it provided its opinion that the consideration to be paid in connection with the acquisition of the PCH To- Be-Purchased Shares and the terms of the PCH-Related Note were fair to the Company from a financial point of view. Following the Banker’s presentation of its analysis and opinion, and the special committee’s own analysis, the special committee unanimously recommended to the full Board of Directors that all of such transactions should be approved and that the Company could consummate the acquisition of the PCH To-Be-Purchased Shares, accept the option to acquire the PCH Optioned Shares, enter into the PCH-Related Note, the documents ancillary thereto, and the Employment Agreements.

In connection with the Company’s intended acquisition of the PCH To-Be-Purchased Shares and the Company’s intended option to acquire the PCH Optioned Shares, PASE, EWSD, PCH, and the Company entered into a Convertible Note Purchase Agreement (the “Note Purchase Agreement”) with a third-party lender (the “PCH Lender”). Concurrently, PASE and the Company (with EWSD and PCH as co-obligors) entered into a related 10% Senior Secured Convertible Promissory Note (the “PCH-Related Note”) in favor of the PCH Lender. The initial principal sum under the PCH-Related Note was $1,000,000 and it bears interest at the rate of 10% per annum. Principal and interest are subject to certain conversion rights in favor of the PCH Lender. So long as any principal is outstanding or any interest remains accrued, but unpaid, at any time and from time to time, at the option of the PCH Lender, any or all of such amounts may be converted into shares of the Company’s common stock. Notwithstanding such conversion right, and except in the circumstance described in the next sentence, the PCH Lender may not exercise its conversion rights if, in so doing, it would then own more than 4.99% of the Company’s issued and outstanding shares of common stock. However, upon not less than 61 days’ notice, the PCH Lender may increase its limitation percentage to a maximum of 9.99%. The PCH Lender’s conversion price is fixed at $0.0001 per share. Principal and accrued interest may be pre-paid from time to time or at any time, subject to 10 days’ written notice to the PCH Lender. Any prepayment of principal or interest shall be increased to be at the rate of 130% of the amount so to be prepaid and, during the 10-day notice period, the PCH Lender may exercise its conversion rights in respect of any or all of the amounts otherwise to be prepaid.

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

As of the intended closing of the acquisition of the PCH To-Be-Purchased Shares, the Company paid $300,000 to the PCH Shareholders. If that transaction had closed, the Company would also have become obligated to issue to the PCH Shareholders 1,500,000,000 shares (the “Purchase Price Shares”) of the Company’s common stock. That number of issuable shares was to be subject to certain provisions detailed in the PCH-Related Note, which are summarized herein.

Notwithstanding the number of issuable shares referenced above, the number of issued Purchase Price Shares was to have been equal to 15% of the then-issued and outstanding shares of the Company’s common stock at the time that the Company exercised its option to acquire the PCH Optioned Shares under the PCH Option Agreement. Further, in the event that the Company were to have issued additional equity securities prior to the date on which it in fact had issued the Purchase Price Shares at a price per share that was less than the value referenced above, the PCH Shareholders would have been entitled to “full ratchet” anti-dilution protection in the calculation of the number of Purchase Price Shares to be issued (with the exception of a recapitalization by the Lender to reduce the Company’s overall dilution).

If the Company did not exercise the intended option to acquire the PCH Optioned Shares prior to PCH Optioned Shares Expiry Date, the PCH Shareholders would have had the right to reacquire the PCH To-Be-Purchased Shares from the Company for the same cash consideration ($300,000) that was to have been paid to them for those shares. Further, if the Company were to be in default of its material obligations under the SPA, or if PASE were the subject of any bankruptcy proceedings, then the PCH Shareholders have the same reacquisition rights noted in the preceding sentence.

Pursuant the PCH Option Agreement, PASE was granted the option to purchase all 49%, but not less than all 49%, of the PCH Optioned Shares. The exercise price for the PCH Optioned Shares is an amount equivalent to five times PCH’s “EBITDA” for the 12-calendar month period, on a look-back basis, that concludes on the date of exercise of the Option, less $10 (which was the purchase price of the option). The calculation of the 12-month EBITDA was to be determined by PASE’s (or its) then-currently engaged independent auditors. If the Company were to exercise the option prior to the first anniversary of the closing of the acquisition of the PCH To-Be-Purchased Shares, then the exercise price for the PCH Optioned Shares was to be based on the EBITDA for the entire 12-calendar month period that commenced with the effective date of the PCH Option Agreement.

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

Government Regulations

The Farm Bill, which was signed into law in December 2018, legalizes industrial hemp cultivation and the transfer of hemp-derived products across state lines. Pursuant to the Farm Bill, industrial hemp may not contain more than 0.3% tetrahydrocannabinol (“THC”). Any cannabis plant that contains more than 0.3% THC would be considered non-hemp cannabis under federal law with no legal protection. In addition, state departments of agriculture must consult with the state’s governor and chief law enforcement officer to devise a plan that must be submitted to the Secretary of U.S. Department of Agriculture (the “USDA”). A state’s plan to license and regulate hemp can only commence once the Secretary of the USDA approves that state’s plan. In states opting not to devise a hemp regulatory program, the USDA will construct a regulatory program under which hemp cultivators in those states must apply for licenses and comply with a federally run program. The Farm Bill also outlines actions that are considered violations of federal hemp law (including such activities as cultivating without a license or producing cannabis with more than 0.3% THC). The law details possible punishments for such violations, pathways for violators to become compliant, and even which activities qualify as felonies under the law, such as repeated offenses.

On August 11, 2016, a Statement of Principles on Industrial Hemp (the “Statement”) was issued by the Office of Secretary of the USDA, the Drug Enforcement Administration (“DEA”) of the U.S. Department of Justice (“DOJ”), and the Food and Drug Administration (“FDA”) of the Department of Health and Human Service (“HHS”). On this date, Jonathan Miller, Esq., of the law firm Frost Brown Todd, in Lexington, Kentucky, and co-signed by Joseph Sandler, Esq., of the law firm Sandler Reiff Lamb Rosenstein & Birkenstock, in Washington, D.C., provided to the members of the Kentucky Hemp Industry Counsel a legal Opinion on the U.S. Federal Agency Statement of Principles. This legal opinion provided the following:

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

In addition, our subsidiaries, including, but not limited to, Shi Farms, NY – SHI, and SHI Cooperative are also subject to other federal and local regulations.

Competition

Our competitors in the hemp space include sellers of products and services dedicated to the industrial hemp industry, including the cultivation, processing, and distribution of industrial hemp products. We expect that the quantity and composition of our competitive environment will continue to evolve as the industry matures. Additionally, increased competition is possible to the extent that new states and geographies enter the marketplace as a result of continued enactment of regulatory and legislative changes. We believe that by diligently establishing and expanding our brands, product offerings, and services in new and existing locations, our goal is to become well established in this growing industry. Additionally, our goal is that establishing our product offerings in new and existing locations are factors that mitigate the risk associated with operating in a developing competitive environment. Our competitors may have substantially greater resources, operating experience, marketing capabilities, name recognition, and production capabilities.

Employees

As of December 31, 2017, we had two full-time employees, none of whom is employed by us as of the date of this Annual Report. As of that date, we also had approximately nine independent contractors, three of whom are now employed by us or by one of our subsidiaries and one individual who served as our executive chair and remains in that role for us. As of November 26, 2019, we have two full-time employees and one of our subsidiaries, Shi Farms, has seven full-time employees. The number of our (and our subsidiaries’) part-time employees fluctuates over the course of a year due to the nature of our business. We also use the services of up to 20 (depending on seasonal fluctuations) independent contractors through Shi Farms. Neither we nor our subsidiaries have experienced any work stoppages and we consider the relations with their respective employees and independent contractors to be good.

Implications of Emerging Growth Company Status

We qualify as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. An emerging growth company may take advantage of relief from certain reporting requirements and other burdens that are otherwise applicable generally to public companies. These provisions include:

●	reduced obligations with respect to financial data, including presenting only two years of audited financial statements and only two years of selected financial data in this Report;

●	an exception from compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act;

●	reduced disclosure about our executive compensation arrangements in our periodic reports, proxy statements, and registration statements; and

●	exemptions from the requirements of holding non-binding advisory votes on executive compensation or golden parachute arrangements.

We may take advantage of these provisions for up to five years or such earlier time that we no longer qualify as an emerging growth company. We would cease to be an emerging growth company if we have more than $1.07 billion in annual revenue, have more than $700 million in market value of our capital stock held by non-affiliates or issue more than $1.0 billion of non-convertible debt over a three-year period. We may choose to take advantage of some but not all of these reduced reporting burdens. For example, we intend to take advantage of the reduced reporting requirements with respect to disclosure regarding our executive compensation arrangements, have presented only two years of audited financial statements and only two years of related “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure in this Report, and have taken advantage of the exemption from auditor attestation on the effectiveness of our internal control over financial reporting. To the extent that we take advantage of these reduced reporting burdens, the information that we provide stockholders may be different than you might obtain from other public companies in which you hold equity interests.

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

A substantial portion of our total outstanding shares of common stock may be sold into the market under Rule 144 promulgated under the Securities Act. Such sales could cause the market price of our common stock to drop, even if our business is doing well. Such sales may include sales by our officers and directors, who may have entered into pre-arranged stock trading plans to sell shares of our common stock beneficially owned by them, established under Rule 10b5-1 of the Exchange Act.

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

Our Articles of Incorporation give our Board the authority to issue one or more series of preferred stock without a vote or action by our stockholders. The Board also has the authority to determine the terms of each series of preferred stock, including price, preferences, and voting rights. The rights granted to holders of preferred stock in the future may adversely affect the rights of holders of our common stock. Any such authorized class of preferred stock may have a liquidation preference – a pre-set distribution in the event of a liquidation – that would reduce the amount available for distribution to holders of common stock or superior dividend rights that would reduce the amount of dividends that could be distributed to common stockholders. In addition, an authorized class of preferred stock may have voting rights that are superior to the voting right of the holders of our common stock.

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

Our independent registered public accounting firm has raised concerns about our ability to continue operations as a “going concern.” Investors may lose all of their investment if we are unable to continue operations and generate revenues.

Our independent registered public accounting firm has included a “going concern” explanatory paragraph in its report on our financial statements for the years ended December 31, 2016 and 2017, indicating that we have sustained substantial losses from continuing operations and have used, rather than provided, cash in our continuing operations, and that these factors raise substantial doubt about our ability to continue as a going concern. Uncertainty concerning our ability to continue as a going concern may hinder our ability to obtain future financing. Continued operations and our ability to continue as a going concern are dependent on our ability to obtain additional funding in the near future and thereafter, and there are no assurances that such funding will be available at all or will be available in sufficient amounts or on reasonable terms. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. Without additional funds from generation of revenues through execution of our business plan, debt or equity financings, sales of assets, or other transactions, we will exhaust our resources and will be unable to continue operations. If we cannot continue as a viable entity, our stockholders would likely lose most or all of their investment in us. See “Liquidity and Capital Resources” under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” below for further information regarding our efforts to secure liquidity and future cash flows.

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

We have material weaknesses in our internal control over financial reporting. In addition, because of our status as an emerging growth company, our independent registered public accounting firm is not required to provide an attestation report as to our internal control over financial reporting for the foreseeable future.

A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In connection with the audit of our financial statements for the years ended December 31, 2016 and 2017, we determined that our disclosure controls and procedures were not effective, and that there was a material weakness in our internal controls over financial reporting, due to insufficient segregation of duties in our finance and accounting function because of our limited personnel. We currently have no employees and rely (and anticipate continuing to rely) heavily on third-party contractors for the provision of professional and other services. This resulted in not ensuring appropriate segregation of duties between incompatible functions and made it more difficult to ensure that financial information is adequately analyzed and reviewed on a timely basis to detect misstatements. These above deficiencies represent a material weakness in our internal control over financial reporting given that they result in a reasonable possibility that a material misstatement to the annual or interim financial statements would not have been prevented or detected.

We have begun evaluating and implementing additional procedures to improve the segregation of duties; however, because of our limited resources, we cannot assure that these or other measures will fully remediate the deficiencies or material weakness described above in a timely manner. We intend to address the weaknesses identified above by increasing the oversight and review procedures of the board of directors with regard to financial reporting, financial processes and procedures, and internal control procedures and, if and when funding is available, hiring additional finance and accounting personnel.

Nevertheless, there can be no assurances that we will have enough financial resources to remedy our current material weaknesses and significant deficiencies. If we are unable to remediate the material weakness, or otherwise maintain effective internal control over financial reporting, we may not be able to report our financial results accurately, prevent fraud, or file our periodic reports in a timely manner. We cannot assure you that we have identified all of our existing significant deficiencies and material weaknesses, or that we will not in the future have additional significant deficiencies or material weaknesses.

Our independent registered public accounting firm will not be required to attest formally to the effectiveness of our internal control over financial reporting pursuant to Section 404 until the date on which we are no longer an “emerging growth company” as defined in the JOBS Act, if we take advantage (as we expect to do) of the exemptions contained in the JOBS Act. We will remain an “emerging growth company” until the fifth anniversary of the date of the first sale of common equity securities pursuant to the registration statement that went effective on December 11, 2015. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed, or operating. Our remediation efforts may not enable us to avoid a material weakness in our internal control over financial reporting in the future.

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

On August 7, 2015, we purchased the Farm, which is comprised of 320 acres of agricultural land in Pueblo, Colorado (the “Acquired Property”), pursuant to an Agreement of Purchase and Sale of Membership Interest (the “Acquisition Agreement”) entered into on July 23, 2015, between East West Secured Development, LLC (the “Seller”) and us, pursuant to which we purchased 100% of the membership interest of Shi Farms upon Shi Farms’ simultaneous purchase of the Farm from Southwest Farms, Inc. (“Southwest”). The closing occurred on August 7, 2015, as a result of which we, through our then-new, wholly-owned subsidiary, Shi Farms, became the owner of the Acquired Property. As consideration, we, among other things, issued a secured promissory in the principal amount of $3,670,000. The note is secured by a deed of trust and assignment of rents encumbering the acquired property.

In connection with Shi Farms’ purchase of the Acquired Property, Shi Farms entered into a secured promissory note with Southwest in the principal amount of $3,670,000 (the “Farm Note”). Interest on the outstanding principal balance of the Farm Note accrues at the rate of five percent per annum. The Farm Note was payable by Shi Farms in 35 payments of principal and interest, which payments are calculated based upon an amortization period of 30 years, commencing on September 1, 2015 and continuing thereafter on the first day of each calendar month through and including July 1, 2018; and one final balloon payment of all unpaid principal and accrued but unpaid interest on August 1, 2018. In June 2018, we extended the maturity date of the Farm Note to August 20, 2019 and then subsequently extended the maturity date to August 1, 2020. In connection with the extension, we agreed to make a payment of $250,000 by May 31, 2019 (which payment was made) in addition to the regularly scheduled payments under the Farm Note. We also agreed to a loan extension fee of $40,000 payable by July 16, 2018 (that was paid) and $2,500 as reimbursement for seller’s costs and expenses. The Farm Note is secured by a deed of trust and assignment of rents encumbering the Acquired Property.

In connection with the closing, Shi Farms also entered into an unsecured promissory note with the Seller, in respect of payments previously made by the Seller to Southwest, in the principal amount of $830,000 (the “Unsecured Farm Note”). Interest on the outstanding principal balance of the Unsecured Farm Note accrues at the rate of six percent per annum. The Unsecured Farm Note is payable by Shi Farms in 35 payments of principal and interest, which is calculated based upon an amortization period of 30 years, commencing on September 1, 2015 and continuing thereafter on the first day of each calendar month through and including July 1, 2018; and one final balloon payment of all unpaid principal and accrued but unpaid interest on August 1, 2018. In August 2019, we received a default notice from the noteholder. We are currently engaged in discussions to reach an amicable solution regarding the Unsecured Farm Note.

Shi Farms’ purchase price (subject to the Farm Note and the Unsecured Farm Note) consisted of (i) $500,000 paid by us in cash as a deposit into the escrow for the Acquired Property and (ii) our agreement to pay the Seller a royalty of three percent of the adjusted gross revenue, if any, from operation of the Acquired Property (including sale of any portion of or interest in the Acquired Property, less any applicable expenses) for the three-year period beginning on January 1, 2016, payable 50% in cash and 50% in our common stock, which period has expired as of the date of this Report. The number of shares due in connection with any such payment was to have been determined by dividing the dollar amount of such payment by the volume-weighted average price of shares of our common stock for the 30 trading days prior to the due date of the payment.

On September 30, 2016, Shi Farms granted East West Secured Development, LLC (the “Junior Lender”) a Second Deed of Trust, Security Agreement and Financing Statement (the “Second Trust Deed”) and an Assignment of Rents and Leases (the “Assignment of Rents”). The Second Trust Deed and the Assignment of Rents encumber the Farm, and the rents payable by tenants under any current and future leases of and from the Farm. The Second Trust Deed and the Assignment of Rents secure the payment of all obligations of Shi Farms pursuant to any debentures issued to the Junior Lender in accordance with the Securities Purchase Agreement dated June 30, 2016 by and among Shi Farms, Junior Lender, and Company (the “2016 Securities Purchase Agreement”).

The security granted pursuant to the Second Trust Deed and the Assignment of Rents to the Junior Lender is subordinate to the rights of Southwest (such rights as set forth in the Deed of Trust, Security Agreement and Financing Statement dated as of August 7, 2015 granted by Shi Farms in favor of Southwest, as well as the Assignment of Rents and Leases by and between Shi Farms and Southwest, dated as of August 7, 2015). The Junior Lender’s subordination is documented in a Subordination Agreement dated as of August 23, 2016 (and amended by a First Amendment to Subordination Agreement dated as of September 19, 2016) by and among Southwest, Junior Lender, Company, Shi Farms, and PASE (collectively, the “Subordination Agreement”). Pursuant to the Subordination Agreement: (1) Southwest consented to the Second Trust Deed and the Assignment of Rents and (2) the Junior Lender may not increase the principal amount of indebtedness pursuant to the 2016 Securities Purchase Agreement beyond $1,500,000.

ITEM 3.	LEGAL PROCEEDINGS

SEC Investigation and Wells Notice

In 2014, a federal grand jury subpoena pertaining to our financial reporting, which was served upon our predecessor independent registered public accounting firm, as well as certain alleged wrongdoing raised by a former employee of ours. We were subsequently served with two SEC subpoenas in early November 2014. We established a Special Committee of the Board and fully cooperated with the grand jury and SEC investigations. As a result of certain errors discovered in connection with the review by management and its professional advisor, the audit committee, upon management’s recommendation, concluded on December 24, 2014 that the consolidated financial statements for the year ended December 31, 2013 and for the third and fourth quarters therein, as well as for the quarters ended March 31, 2014, June 30, 2014, and September 30, 2014, should no longer be relied upon and would be restated to correct the errors. On March 6, 2015, the audit committee determined that the consolidated financial statements for the year ended December 31, 2012, together with all three, six, and nine months financial information contained therein, and the quarterly information for the first two quarters of fiscal 2013 should also be restated.

In March 2016, SEC staff advised our counsel in a telephone conversation, followed by a written “Wells” notice, that it is has made a preliminary determination to recommend that the SEC file an enforcement action against us in connection with misstatements by prior management in our financial statements for fiscal 2012, 2013, and the first three quarters of 2014. Without admitting or denying the SEC’s allegations, we reached a settlement with the SEC. According to the final judgment entered into in March 2017, we agreed to be permanently enjoined from violating Sections 10(b), 13(a), 13(b)(2)(A), 13(b)(2)(B), and 15(a)(1) of the Exchange Act and Sections 5 and 17(a) of the Securities Act.

In connection with the SEC enforcement action, the SEC also alleged that one of our former officers, Bruce Bedrick, violated certain sections of the Securities Act and the Exchange Act and that he failed to comply with Section 304 of the Sarbanes-Oxley Act of 2002 (“SOX”). On December 22, 2017, the United States District Court for the Southern District of California entered an Amended Final Judgment as to Dr. Bedrick, pursuant to which he was permanently restrained and enjoined from violating Section 17(a)(2) of the Securities Act, Sections 10(b) and 13(a), 13(a)(14), and 13(b) of the Exchange Act, and Section 304(a) of SOX and was ordered to pay to the SEC a $200,000 civil penalty and to pay to us $1,000,000 as reimbursement pursuant to Section 304 of SOX. The reimbursement was to be made in two payments: the first was to have been tendered on or about January 22, 2018 and the second was to have been tendered on or before December 22, 2018. We received the first tender a few months after it was due and only following significant court proceedings in which we ultimately prevailed. We have not received the second installment and the SEC is attempting to collect such installment on our behalf.

Another of our former officers and directors, P. Vincent Mehdizadeh, consented to the entry of a final judgment permanently enjoining him from future violations of Sections 10(b) and 15(a) of the Exchange Act and Rules 10b-5 and 13b2-2 thereunder, aiding and abetting the Company’s violations of Sections 13(a), 13(b)(2)(A), and 13(b)(2)(B) of the Exchange Act and Rules 12b-20, 13a-11, and 13a-13 thereunder, and Sections 5(a), 5(c), and 17(a) of the Securities Act; requiring him to pay disgorgement of $6,014,048 plus prejudgment interest of $270,299 and a civil penalty of $6,014,048; and prohibiting him from serving as an officer and director of a public company or participating in any penny stock offerings.

Other Litigation

Creaxion

On August 23, 2017, Creaxion Corporation (“Creaxion”) filed a complaint in the Superior Court of Fulton County, Georgia, styled Creaxion Corporation, Plaintiff, v. Notis Global, Inc., Defendant, Civil Action No. 2017CV294453. Creaxion plead counts for (1) Breach of Contract in the amount of $89,000, (2) prejudgment interest, and (3) attorney’s fees. We were served on September 26, 2017 and did not respond to the complaint. On November 30, 2017, the court granted Creaxion’s request for a Default Judgment in the amount of $89,000. Further, the court scheduled a hearing for December 14, 2017, in respect of expenses, attorney’s fees, and interest at a rate of 6.25%. On December 14, 2017, the court entered a default judgment in favor of Creaxion in the amount of $89,000 and pre- judgment interest at a rate of 6.25%.

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

MedVend

On May 22, 2013, we initiated litigation in the United States District Court in the District of Arizona against three shareholders of MedVend Holdings LLC (“MedVend”) in connection with a contemplated transaction that we entered into for the purchase of an approximate 50% ownership stake in MedVend for $4.1 million. The lawsuit alleged fraud and related claims arising out of the contemplated transaction during the quarter ended June 30, 2013. In January 2017, we settled the litigation and agreed to pay the original shareholders of MedVend an aggregate of $375,000 in 6 installments over three years. We defaulted on the original settlement agreement. MedVend unsuccessfully attempted to obtain a partial payment from us through certain court proceedings that it initiated regarding Dr. Bedrick’s component of the above-disclosed SEC Investigation and Wells Notice.

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

Whole Hemp Agreement and Litigation

In December 2015, we entered into a farming agreement (the “Farming Agreement”) with Whole Hemp Company (“Whole Hemp”), now known as Folium Biosciences, pursuant to which Whole Hemp was to manufacture products from hemp and cannabis crops that it as to grow on our farm, and we were to build greenhouses for such activities up to an aggregate size of 200,000 square feet. In March 2016, we amended and restated the Farming Agreement (the “First Amended and Restated Farming Agreement”).

In addition, in December 2015, we entered into a grower’s distributor agreement (the “Grower’s Distributor Agreement”) with Whole Hemp, pursuant to which we were to provide marketing, sales, and related services on behalf of Whole Hemp in connection with the sale of its CBD oil product, and pursuant to which we were to receive a percentage of gross revenues. In March 2016, we amended and restated the Grower’s Distributor Agreement (the “First Amended and Restated Grower’s Distribution Agreement”).

We believe that Whole Hemp defaulted under the First Amended and Restated Farming Agreement beginning in May 2016. Because we believe Whole Hemp had defaulted under the First Amended and Restated Farming Agreement, we terminated the agreement.

Whole Hemp subsequently filed a complaint in the Pueblo County, Colorado district court related to the First Amended and Restated Farming Agreement and the First Amended and Restated Grower’s Distributor Agreement. In August 2016, the court ordered that all of Whole Hemp’s plants in our possession be destroyed. We complied with that order. In June 2017, the parties jointly stipulated to the dismissal of all claims and counterclaims with prejudice. In light of the court order to destroy all of the Whole Hemp plants, we immediately expensed all capitalized agricultural costs in the amount of $73,345 related to these plants.

ITEM 4.	MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Securities

On September 9, 2016, we were notified by the OTC Markets Group Inc. that it would remove quotations of our common stock from the OTCQB® Venture Market to the OTC Pink® Open Market, if we did not file our Quarterly Report on Form 10-Q for the period ended June 30, 2016 by September 30, 2016. We did not file such Quarterly Report; accordingly, on or about October 1, 2016, our common stock became quoted on the OTC Pink® Open Market. As of the date of this Report, our common stock remains quoted on the OTC Pink® Open Market under the symbol “NGBL.”

As of December 31, 2017, there were approximately 1,444 holders of record of our common stock. As of November 26, 2019, there were approximately 1,445 holders of record of our common stock.

Dividends

We have never declared or paid any cash dividends on its common stock. We intend to retain future earnings, if any, to finance the expansion of our business. As a result, we do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities not otherwise reported in the period for which this Report is filed.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis by our management of our financial condition and results of operations in conjunction with our Consolidated Financial Statements and the accompanying notes.

The following discussion includes many forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations, and intentions. Our actual results could differ materially from those discussed in the forward-looking statements. For cautions about relying on such forward-looking statements, please refer to the section entitled “Cautionary Note Regarding Forward-Looking Statements” at the beginning of this Report immediately prior to Item 1.

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

We operate through the following subsidiaries:

●	EWSD I, LLC d/b/a Shi Farms, which cultivates and processes industrial hemp at a 320-acre farm in Pueblo, Colorado;

●	NY – SHI LLC, which conducted our pilot study in New York and will be our joint venture partner with Canbiola and Canbiola Sub;

●	SHI Cooperative LLC, which will contract with third-party farmers to cultivate hemp in, among other areas, Colorado, Nevada, and Oklahoma;

●	Pueblo Agriculture Supply and Equipment, LLC, “PASE” which owns dehydration equipment;

●	SOCO Processing LLC, which will construct a pre-processing plant as part of the Partner Farm Agreement and Supply Agreement with Mile High; and

●	Rock Acquisition Corporation, which will manage land containing potential sand and gravel assets in Pueblo, Colorado, under a mining permit with the State of Colorado.

Comparison of the years ended December 31, 2017 and 2016

Net Loss

The Company reported a consolidated net loss of approximately $117.3 million for the year ended December 31, 2017 compared to a consolidated net loss of approximately $17.7 million for the year ended December 31, 2016. The fluctuation of approximately $99.6 million was primarily due to an increase in the change in fair value of derivative liabilities of approximately $56.9 million, and an increase in interest expense of approximately $18.0 million.

Revenue

Revenue was $489,097 for the year ended December 31, 2017, compared to $253,835 for the year ended December 31, 2016. The increase of approximately $235,262 in total revenue was due to the Company executing its business plan and increasing the size of its agricultural capacity by farming on 15 acres. The net result was an increase in biomass that we processed into CBD, which allowed us to commence sales of CBD. During the fourth quarter of 2017, the Company launched its wholesale CBD business. During the first quarter of 2016, the Company launched its CBD oil sales program pursuant to the First Amended and Restated Grower’s Distribution Agreement. The First Amended and Restated Grower’s Distribution Agreement was subsequently terminated in May 2016.

Costs of Revenue

Costs of revenues increased by $53,231 for the year ended December 31, 2017, as compared to the same period of 2016. Our CBD oil sale program launched in the first quarter of 2016 and we incurred cost of revenue related to the procurement of CBD oils in the amount of approximately $92,889 during the year ended December 31, 2017, as compared to $220,000 for the same period of 2016.

We incurred costs related to the cultivation of crops during December 31, 2017 in the amount of approximately $384,000, as compared to $230,000 for December 31, 2016, which also impacted the increase in cost of revenue.

In light of the court order to destroy all of the Whole Hemp plants, the Company has immediately expensed all capitalized agricultural costs of $73,345 as of December 31, 2016, which represented all costs as of that date related to the Whole Hemp plants.

Operating Expenses

Operating expenses consist of all other costs incurred during the period, other than cost of revenue. We incurred approximately $5.5 million in operating expenses for the year ended December 31, 2017, compared to approximately $10 million for the year ended December 31, 2016. The decrease of approximately $4.9 million was primarily due to the decrease in general and administrative expenses of that amount due to the closing of the Company’s headquarter office in Los Angeles, California, as well as the Company’s revised business plan resulting in certain discontinued operations. General and administrative expenses consist primarily of salary costs, including stock-based compensation, professional costs, including the costs associated with being a public company and consultants, rent, and other costs.

Other Expense

Other expense increased by approximately $104.6 million during the year ended December 31, 2017, compared to the prior year period, primarily from the increase in the change in fair value of derivative liabilities and interest expense. A decrease in gain on change in fair value of warrant liability, gain on sale of interest in subsidiary, gain on debt forgiveness and gain on extinguishment of debt. This was offset by an increase in other income.

Liquidity and Capital Resources

As of December 31, 2017, the Company had cash on hand of approximately $90,000 compared to approximately $24,000 at December 31, 2016.

Cash Flow

During the year ended December 31, 2017, cash was primarily used to fund our operations, as well as the development of the Farm.

	For the year ended December 31,
Cash flow	2017	2016
Net cash used in operating activities	$(1,584,213)	$(3,552,099)
Net cash used in investing activities	(588,063)	(638,048)
Net cash provided by financing activities	2,236,319	4,179,138
Cash Flows from discontinued operations	2,456	(17,858)

Net decrease in cash	$66,499	$(28,867)

Cash Flows – Operating Activities

During the year ended December 31, 2017, cash flows used in operating activities were $1.6 million, consisting primarily of an increase in change in fair value of derivative liability, gain on extinguishment of debt, and a decrease in financing costs.

Cash Flows – Investing Activities

During the year ended December 31, 2017, cash flows used in investing activities was $588,063 in connection with the PCH deal.

Cash Flows – Financing Activities

During the year ended December 31, 2017, cash flows provided by financing activities were $2.2 million, consisting primarily of approximately $2.3 million of gross proceeds from the issuance of convertible notes payable.

Liquidity and Cash Flows

Management believes that our cash balances on hand, cash flows expected to be generated from operations, proceeds from current and future expected debt issuances and proceeds from future share capital issuances, if any, may not be sufficient to fund the Company’s net cash requirements through January 2020. As noted in the footnotes to the accompanying Consolidated Financial Statements, the Company recently received a Notice of Default from a creditor following non-payment of the balance due under a certain promissory note at maturity thereof, pursuant to which the Company will incur penalties and an increased interest rate, as well as potential legal expenses associated with the creditor’s legal actions. For additional information, see the section entitled “Item 1A. Risk Factors” elsewhere in this Report. As of the date of this Report, we are in default on all notes outstanding. We are unable to predict the outcome of these matters; however, legal action taken by our lenders could have a material adverse effect on our financial condition, results of operations, and/or cash flows and our ability to raise funds in the future. In order to execute our long-term growth strategy, which may include selected acquisitions of businesses or facilities that may bolster our CBD oil extraction business or real estate for the cultivation of hemp, we will need to raise additional funds through public or private equity offerings, debt financings, or other means.

Our financial statements were prepared on a going concern basis. The going concern basis assumes that we will continue in operation for the foreseeable future and will be able to realize our assets and discharge our liabilities in the normal course of business. During the year ended December 31, 2017, we had a net loss of approximately $117.3 million, negative cash flow from operations of $1.6 million, and negative working capital of $158.7 million. We will need to raise capital in order to fund our operations. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The ability to continue as a going concern is dependent on our ability to raise additional capital and implement a business model that generates meaningful revenues. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

We will continue to execute on our business model by attempting to raise additional capital through the sales of debt or equity securities or other means. However, there is no guarantee that such financing will be available on terms or timing acceptable to us, or at all. If we are successful, we expect that these efforts could provide us with the necessary liquidity to continue operations at least through the first quarter of the fiscal year during which this Report has been filed. If we are unable to obtain adequate debt or equity financing, we may be forced to slow or reduce the scope of operations and proposed expansion, and our business would be materially affected. It is uncertain whether we can obtain financing to fund operating deficits until profitability is achieved or until revenues increase. This need may be adversely impacted by: unavailability of financing, uncertain market conditions, the success of the crop growing season, the demand for CBD oil, our ability to obtain financing for the equipment and labor needed to cultivate hemp and extract the CBD oil, and adverse operating results. The outcome of these matters cannot be predicted at this time.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Notis Global, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Notis Global, Inc. (“the Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2017 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Sadler, Gibb & Associates, LLC

We have served as the Company’s auditor since 2017

Salt Lake City, UT

November 4, 2019

NOTIS GLOBAL, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2017	December 31, 2016
Assets
Current assets
Cash	$90,466	$23,967
Accounts receivable, net	80,000	-
Inventory, net	84,210	-
Capitalized agricultural costs	394,903	160,131
Prepaid expenses and other current assets	35,840	92,976
Assets of discontinued operations	2,492	2,522
Total current assets	687,911	279,596

Property and equipment, net	6,344,983	6,712,369
Total assets	$7,032,894	$6,991,965

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$7,837,124	$6,009,827
Accrued expenses	8,087,362	2,187,393
Accounts payable and accrued expenses – related parties	594,701	727,893
Liabilities of discontinued operations	1,022,553	1,020,127
Current portion of notes payable, net	4,191,657	3,367,478
Notes payable - related parties	289,866	289,866
Convertible notes payable, net	19,471,454	8,645,442
Convertible notes payable, - related parties	105,000	105,000
Due on demand note	312,431	-
Share Restriction Liability	60,374	-
Option liability	299,965	-
Derivative Liability	113,636,474	15,635,947
Warrant Liability	3,528,602	14,430
Total current liabilities	159,437,563	38,003,403

Notes Payable, less current portion	-	4,093,272
Total liabilities	159,437,563	42,096,675
Commitments and contingencies (Note 13)
Stockholders’ Deficit
Preferred stock, $0.001 par value: 10,000,000 authorized; 0 issued and outstanding as of December 31, 2017 and 2016, respectively	-	-
Common stock, $0.001 par value: 10,000,000,000 authorized, 10,000,000,000 and 9,942,223,868 issued and outstanding as of December 31, 2017 and 2016, respectively	10,000,000	9,942,224
Additional paid-in capital	45,344,302	46,606,283
Treasury stock	-	(1,209,600)
Accumulated deficit	(207,748,971)	(90,443,617)
Total stockholders’ deficit	(152,404,669)	(35,104,710)
Total liabilities and stockholders’ deficit	$7,032,894	$6,991,965

See notes to Consolidated Financial Statements.

NOTIS GLOBAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the year ended
	December 31,
	2017	2016

Revenue	$489,097	$253,835
Service revenue	-	8,000
Total revenue	489,097	261,835

Operating expenses
Cost of revenues	516,546	463,315
General and administrative	5,033,339	9,944,022
Total operating expenses	5,549,885	10,407,337
Loss from operations	(5,060,788)	(10,145,502)

Other income (expense)
Interest expense, net	(21,044,042)	(6,066,598)
Change in fair value of derivative liabilities	(90,219,268)	(33,271,611)
Change in fair value of warrant liability	(237,120)	998,764
Gain on sale of interest in subsidiary	-	630,571
Loss on sale of rights and assets	-	(32,300)
Gain on debt forgiveness	-	486,857
Loss on failed business combination	(1,001,520)	-
Gain on extinguishment of debt	-	29,646,079
Other income (expense)	265,776	(65,468)
Total other expense	(112,236,174)	(7,673,706)

Loss from continuing operations	(117,296,962)	(17,819,208)

Discontinued operations
Income (loss) from discontinued operations	(8,392)	87,638

Loss before provision for income taxes	(117,305,354)	(17,731,570)

Provision for income taxes	-	-

Net loss	$(117,305,354)	$(17,731,570)

Loss per share attributable to common stockholders
Basic and diluted loss per share – continuing operations	(0.01)	(0.01)
Basic and diluted loss per share from discontinued operations	(0.00)	0.00
Basic and diluted loss per share	$(0.01)	$(0.01)
Weighted average shares outstanding
Basic and diluted	9,969,661,904	4,364,487,739

Other comprehensive loss	-	-
Net loss	(117,305,354)	(17,731,570)
Realized loss on discontinued operations	-	(187,154)
Comprehensive loss	$(117,305,354)	$(17,918,724)

See notes to Consolidated Financial Statements.

NOTIS GLOBAL, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Deficit
Balances at December 31, 2015	-	$-	240,971,727	$240,972	(60,000)	$(1,209,600)	$42,600,089	$(72,524,893)	$(193,755)	$(31,087,187)
Sale of common stock	-	-	851,063	851	-	-	15,149	-	-	16,000
Stock-based compensation	-	-	28,778,831	28,779	-	-	780,645	-	-	809,424
Investor contribution	-	-	-	-	-	-	324,754	-	-	324,754
Issuance of shares to consultants	-	-	144,042,308	144,042	-	-	(47,252)	-	-	96,790
Shares cancelation	-	-	(1,633,652)	(1,634)	-	-	(485,223)	-	-	(486,857)
Conversions of convertible notes payable	-	-	9,529,213,591	9,529,214	-	-	-	-	-	9,529,214
Gain on extinguishment of debt	-	-	-	-	-	-	3,418,121	-	-	3,418,121
Unrealized gain from marketable securities	-	-	-	-	-	-	-	-	193,755	193,755
Realized gain from marketable securities	-	-	-	-	-	-	-	(187,154)	-	(187,154)
Net income	-	-	-	-	-	-	-	(17,731,570)	-	(17,731,570)
Balances at December 31, 2016	-	-	9,942,223,868	9,942,224	(60,000)	(1,209,600)	46,606,283	(90,443,617)	-	(35,104,710)
Common stock issued for settlement of liabilities	-	-	2,000,000	2,000	-	-	(2,000)	-	-	-
Stock-based compensation	-	-	17,076,132	17,076	60,000	1,209,600	(1,223,216)	-	-	3,460
Conversions of convertible notes payable	-	-	38,700,000	38,700	-	-	(36,765)	-	-	1,935
Net income	-	-	-	-	-	-		(117,305,354)	-	(117,305,354)
Balances at December 31, 2017	-	$-	10,000,000,000	$10,000,000	-	$-	$45,344,302	$(207,748,971)	$-	$(152,404,669)

See notes to Consolidated Financial Statements.

NOTIS GLOBAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2017	2016
Cash flows from operating activities
Net loss	(117,305,354)	(17,819,208)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	367,386	17,362
Provisions and allowances	-	120,841
Gain on debt forgiveness	-	(486,857)
Inventory valuation reserve	-	(5,000)
Change in fair value of derivative liability	90,219,268	33,271,611
Change in fair value of warrant liability	237,120	(918,969)
Change in fair value of option liability	40	-
Amortization of debt discount	4,080,199	4,162,769
Financing costs	6,574,761	581,817
Note principal increase upon default	4,601,289	-
Loss on failed business combination	1,001,520	-
Gain on extinguishment of debt	-	(29,646,079)
Stock based compensation	631,777	906,214
Changes in operating assets and liabilities:
Accounts receivable	(80,000)	-
Inventory	(84,210)	68,889
Capitalized agricultural costs	(234,772)	(160,131)
Prepaid expenses and other current assets	57,136	62,452
Advances for machinery	-	(310,725)
Deferred costs	-	76,000
Accounts payable	2,582,850	4,024,890
Other accrued expenses	5,899,969	707,611
Accrued expenses - related parties	(133,192)	1,786,928
Customer deposits	-	7,486
Net cash used in operating activities	(1,584,213)	(3,552,099)

Changes related to discontinued operations	2,456	(17,858)

Cash flows from investing activities
Payments made for investment in PCH	(588,063)	-
Issuance of note receivable	-	(10,000)
Repayment of note receivable	-	19,159
Proceeds received for sale of rights and assets	-	(30,000)
Construction in progress	-	(617,207)
Net cash used in investing activities	(588,063)	(638,048)

Cash flows from financing activities
Proceeds from issuance of notes payable	95,527	1,453,599
Payments on notes payable	(74,492)	(509,461)
Proceeds from issuance of demand loan	312,431	-
Exercise of employee stock options	-	16,000
Proceeds from issuance of convertible notes payable, net of fees	2,266,400	3,166,500
Payments on convertible notes payable	(363,547)	-
Proceeds from issuance of convertible notes payable - related party, net	-	52,500
Net cash provided by financing activities	2,236,319	4,179,138

Net change in cash and cash equivalents	66,499	(28,867)
Cash, beginning of year	23,967	52,834
Cash, end of year	$90,466	$23,967

Supplemental disclosures of cash flow information:

Cash paid for interest	$237,902	$38,595
Cash paid for income tax	$-	$-

Non- cash investing and financing activities:
Common stock issued upon debt conversion	$38,700	$12,947,334
Account payable assigned to note payable – related party	$-	$292,366
Account payable assigned to convertible note payable – related party	$-	$50,000
Account payable assigned to convertible notes payable	$679,022	$72,500
Account payable assigned to note payable	$72,500	$-
Issuance of warrants in connection with convertible debentures	$3,009,034	$-
Exchange of notes payable and accrued interest to convertible notes	$3,966,199	$753,122
Exchange of convertible notes payable and accrued interest to convertible notes	$-	$5,970,910
Advances on machinery paid directly by lender	$-	$161,401
OID – notes payable	$12,759	$239,496
OID – convertible notes payable	$-	$157,487
Convertible notes payable assigned to notes payable	$-	$1,431,401
Cancellation of notes payable for land	$-	$208,605
Debt discount additions for convertible notes	$1,206,498	$3,615,351
Debt discount additions for notes payable	$-	$-
Exchange of notes payable to related party to convertible notes payable to related party	$-	$2,500
Investor contribution	$-	$324,754
Unrealized gain on marketable securities	$-	$6,601
Common stock issued for settlements	$2,000	$-
Treasury stock	$1,209,600	$-
Share Restriction Liability	$12	$-

See notes to Consolidated Financial Statements.

NOTIS GLOBAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BUSINESS ORGANIZATION, NATURE OF OPERATIONS

Business Description

Notis Global, Inc. (formerly Medbox, Inc.), which is incorporated in the state of Nevada (the “Company”), provides specialized services to the hemp and marijuana industry, distributes hemp product processed by contractual partners and through December 31, 2017, owned independently and through affiliates, real property and licenses that it leased and assigned or sublicensed to partner cultivators and operators in return for a percentage of revenues or profits from sales and operations (Note 5). Prior to 2016, through its consulting services, the Company worked with clients who sought to enter the medical and cultivation marijuana markets in those states where approved. In 2015, the Company expanded into hemp cultivation with the acquisition of a 320 acre farm (the “Farm”) in Colorado by the Company’s wholly-owned subsidiary, EWSD I, LLC dba Shi Farms (“EWSD”). The Farm was operated by an independent farming partner until the relationship was terminated in May 2016 (Note 3). In addition, through its wholly-owned subsidiary, Vaporfection International, Inc. (“VII”), the Company sold a line of vaporizer and accessory products online and through distribution partners. On March 28, 2016, the Company sold the assets of VII and exited the vaporizer and accessory business. As of December 31, 2016, the Company was headquartered in Los Angeles, California. As of the date of filing of this Annual Report, the Company was headquartered in Red Bank, New Jersey.

Effective January 28, 2016, the Company changed its legal corporate name from Medbox, Inc., to Notis Global, Inc. The name change was effected through a parent/subsidiary short-form merger pursuant to Section 92A.180 of the Nevada Revised Statutes. Notis Global, Inc., the Company’s wholly-owned Nevada subsidiary formed solely for the purpose of the name change, was merged with and into the Company, with Notis Global, Inc. as the surviving entity. The merger had the effect of amending the Company’s Articles of Incorporation to reflect the new legal name of the Company. There were no other changes to the Company’s Articles of Incorporation. The Company’s Board of Directors (the “Board”) approved the name-change merger.

Notis Global, Inc., operates the business directly and through the utilization of three primary operating subsidiaries, as follows:

●	EWSD I, LLC, a Delaware limited liability company that owns property in Colorado.

●	Pueblo Agriculture Supply and Equipment, LLC, a Delaware limited liability company that was established to own extraction equipment.

●	Shi Cooperative, LLC, a Colorado limited liability company that contracts with third-party farmers to cultivate hemp in, among other areas, Colorado, Nevada, and Oklahoma.

●	San Diego Sunrise, LLC, a California corporation to hold San Diego, California dispensary operations. (As of June 30, 2016, the Company sold its interest in San Diego Sunrise, LLC; see Note 5.)

●	Prescription Vending Machines, Inc., a California corporation, d/b/a Medicine Dispensing Systems in the State of California (“MDS”), which previously distributed our Medbox product and provided related consulting services.

●	Vaporfection International, Inc., a Florida corporation through which we distributed our medical vaporizing products and accessories. (All the assets of which were sold during the three months ended March 31, 2016). (See Note 6)

●	Medbox Property Investments, Inc., a California corporation specializing in real property acquisitions and leases for dispensaries and cultivation centers. This corporation currently owns no real property.

●	Vaporfection International, Inc., a Florida corporation through which we distributed our medical vaporizing products and accessories. (All the assets of which were sold during the three months ended March 31, 2016).

During December of 2016, the Board and management completed a strategic shift and completely exited the vapor and medical cannabis dispensing line. (See Note 11)

On April 15, 2016, at a special meeting of the stockholders of the Company, the stockholders of the Company holding a majority of the total shares of outstanding common stock (the “Common Stock”) of the Company voted to amend the Company’s Articles of Incorporation to increase the number of authorized shares of Common Stock from 400,000,000 to 10,000,000,000 (the “Certificate of Amendment”). The Certificate of Amendment was filed with the Nevada Secretary of State and was declared effective on April 18, 2016.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The Consolidated Financial Statements were prepared on a going concern basis. The going concern basis assumes that the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of business. During the year ended December 31, 2017, the Company had a net loss from operations of approximately $117.3 million, negative cash flow from operations of $1.58 million and negative working capital of $158.7 million. During the year ended December 31, 2016, the Company had a net loss of approximately $17.7 million, negative cash flow from operations of $3.6 million and negative working capital of $37.7 million. The Company will need to raise capital in order to fund its operations. As of the date of this filing, the Company is in default on all notes outstanding. The Company is unable to predict the outcome of these matters; however, legal action taken by the Company’s lenders could have a material adverse effect on the financial condition, results of operations and/or cash flows of the Company and its ability to raise funds in the future. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. The ability to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The Consolidated Financial Statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management’s plans include:

The Company expects that EWSD, which owns the 320 acre Farm in Pueblo, Colorado, will generate recurring revenues for the Company through farming hemp, extracting and selling CBD oil, and collecting fees from production related to extracting CBD oil for other farmers, while controlling the full production cycle to ensure consistent quality. Lastly, management is actively seeking additional financing over the next few months to fund operations.

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

On May 24, 2016, the Company received a notice from the OTC Markets Group Inc. (“OTC Markets”) that the Company’s bid price was below $0.01 and that the Company did not meet the Standards for Continued Eligibility for OTCQB pursuant to OTC Markets’ Standards. If the bid price did not close at or above $0.01 for ten consecutive trading days by November 20, 2016, the Company would be moved to the OTC Pink® Open Market. Additionally, on September 9, 2016, the Company received notice from OTC Markets that it would move the Company’s listing from the OTCQB® Venture Market to OTC Pink® Open Market, if the Company did not file its Quarterly Report on Form 10-Q for the period ended June 30, 2016 by September 30, 2016. On or about October 1, 2016, the Company moved to the OTC Pink® Open Market. These actions might also impact the Company’s ability to obtain funding.

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

For the years ended December 31, 2017 and 2016, the Company estimated the fair value of the conversion feature derivatives embedded in the convertible debentures based on an internally calculated adjustment to the MCS valuation determined at December 31, 2016. This adjustment took into consideration the changes in the assumptions, such as market value and expected volatility of the Common Stock, and the discount rate used in the December 31, 2016, valuation as compared to December 31, 2017.

Warrants

The Company reexamined the determination made as of December 31, 2016, that it did not have sufficient authorized shares available for all of their outstanding warrants to be classified in equity at December 31, 2017, and concluded there still were insufficient authorized shares (Note 7). Therefore, the Company recognized a warrant liability as of December 31, 2017. The Company estimated the fair value of the warrant liability based on the Black-Scholes-Merton model. The key assumptions used consist of the price of the Company’s stock, a risk-free interest rate based on the average yield of a one- to three-year Treasury note (based on remaining term of the related warrants), and expected volatility of the Common Stock over the remaining life of the warrants.

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

The assets or liabilities’ fair value measurement within the fair value hierarchy is based upon the lowest level of any input that is significant to the fair value measurement. The following table provides a summary of the relevant assets and liabilities that are measured at fair value on a recurring basis:

December 31, 2017	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Quoted Prices for Similar Assets or Liabilities in Active Markets (Level 2)	Significant Unobservable Inputs (Level 3)
Warrant liability	3,528,602	-	-	3,528,602
Option liability	299,965	-	-	299,965
Derivative liability	113,636,474	-	-	113,636,474

Total liabilities	$117,465,041	$-	$-	$117,465,041

December 31, 2016	Total	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Quoted Prices for Similar Assets or Liabilities in Active Markets (Level 2)	Significant Unobservable Inputs (Level 3)
Warrant liability	14,430	-	-	14,430
Derivative liability	15,635,947	-	-	15,635,947

Total liabilities	$15,650,377	$-	$-	$15,650,377

The following table sets forth a summary of the changes in the fair value of the Company’s Level 3 financial liabilities that are measured at fair value on a recurring basis:

For the year ended December 31, 2017
Total
January 1, 2017	15,650,377
Initial recognition of conversion feature	7,781,259
Initial recognition of warrant liability	3,277,052
Initial recognition of option liability	299,925
Change in fair value of conversion feature	90,219,268
Change in fair value of warrant liability	237,120
Change in fair value of option liability	40

Ending Balance, December 31, 2017	$117,465,041

For the year ended December 31, 2016
Total
January 1, 2016	$20,186,594
Initial recognition of conversion feature	581,817
Change in fair value of conversion feature	33,271,611
Gain on extinguishment of debt	(37,464,075)
Change in fair value of liability	(918,969)
Unrealized loss on marketable securities	(6,601)
December 31, 2016	15,650,377

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

Cash and cash equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. As of December 31, 2017 and 2016, the Company held no cash equivalents.

The Company’s policy is to place its cash with high credit quality financial instruments and institutions and limit the amounts invested with any one financial institution or in any type of instrument. Deposits held with banks may exceed the amount of insurance provided on such deposits. The Company has not experienced any losses on its deposits of cash.

Accounts Receivable and Allowances

Accounts receivable are recorded at the invoiced amount and are not interest bearing. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company makes ongoing assumptions relating to the collectability of its accounts receivable in its calculation of the allowance for doubtful accounts. In determining the amount of the allowance, the Company makes judgments about the creditworthiness of customers based on ongoing credit evaluations and assesses current economic trends affecting its customers that might impact the level of credit losses in the future and result in different rates of bad debts than previously seen. The Company also considers its historical level of credit losses. As of December 31, 2017 and 2016, there was an allowance for doubtful accounts of $0.

Inventory

The Company utilizes lower of standard cost or net realizable value method. During the years ended December 31, 2017 and 2016, the Company recorded an impairment of $0 and $32,300 respectively, that was recorded to cost of revenues.

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

Basic and Diluted Net Income/Loss Per Share

Basic net loss per share of Common Stock is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of Common Stock outstanding during the period. Diluted net loss per share of Common Stock is determined using the weighted-average number of shares of Common Stock outstanding during the period, adjusted for the dilutive effect of Common Stock equivalents. In periods when losses are reported, which is the case for the years ended December 31, 2017 and 2016 presented in these Consolidated Financial Statements, the weighted-average number of shares of Common Stock outstanding excludes Common Stock equivalents because their inclusion would be anti-dilutive.

The Company had the following Common Stock equivalents at December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016
Warrants	11,765,757,748	69,757,748
Options	1,000,000,000	-
Convertible notes – related party	10,500,000	10,500,000
Convertible notes	465,782,195,939	114,808,810,010
Totals	478,558,453,687	114,889,067,758

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

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Consolidated Financial Statements. If the assessment indicates that a potentially material loss contingency is not probable, but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed.

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

NOTE 3 – ASSET ACQUISITION

Farming Agreement

On December 18, 2015, the Company and EWSD entered into a Farming Agreement (the “Farming Agreement”) with Whole Hemp Company LLC (“Whole Hemp” now known as “Folium Biosciences, LLC”), pursuant to which Folium Biosciences would manufacture products from hemp and cannabis crops it would grow on EWSD farmland, and the Company would build greenhouses for such activities up to an aggregate size of 200,000 square feet. Folium Biosciences would pay all preapproved costs of such construction on or before September 30, 2017 as partial consideration for a revocable license to use the greenhouses and a separate 10 acre plot of EWSD farmland (the “10 Acres”). EWSD would retain ownership of the greenhouses. For the first growing season commencing October 1, 2016, the Company would receive a percentage of gross sales of all Folium Bioscience’s products on a monthly basis, and the Company’s share would increase incrementally based on the extent of crops planted on EWSD farmland according to a mutually agreed schedule. In addition, the Company would receive 50% of Folium Biosciences’ gross profits from the farming activities on the 10 Acres. The Company planned to recognize all revenue from the Farming Agreement at the net amount received when it has been earned and determined collectable.

Pursuant to the Farming Agreement, the Company also granted Folium Biosciences a warrant to purchase 4,000,000 shares of Common Stock at an exercise price of $0.50 per share, exercisable at any time within five years. The warrants were valued at $76,000, using the Black-Scholes-Merton model, with key valuation assumptions used that consist of the price of shares of Common Stock at settlement date, a risk-free interest rate based on the average yield of a five-year Treasury note and expected volatility of shares of Common Stock, all as of the measurement date. The fair value of the warrants is included in deferred costs and will be recognized over the life of the Farming Agreement. Due to the termination of the Farming and Growers Distribution Agreements, as discussed below, as of September 30, 2016, this amount has been fully amortized.

On March 11, 2016, the Company and EWSD entered into a First Amended and Restated Farming Agreement with Whole Hemp, amending, and restating in certain respects the Farming Agreement. The First Amended and Restated Farming Agreement clarifies that EWSD, rather than the Company, would be responsible for the building of greenhouses to be utilized by Whole Hemp for growing hemp and cannabis crops pursuant to the agreement, and that EWSD would be the recipient of all payments by Whole Hemp (including all revenue sharing arrangements) under the agreement.

On or about May 7, 2016, the Company determined that Folium Biosciences was in default of the Farming Agreement, principally because it had abandoned its obligation to provide farming activities under the First Amended and Restated Farming Agreement. On May 13, 2016, EWSD notified Folium Biosciences of its defaults under the First Amended and Restated Farming Agreement and EWSD’s election to terminate the First Amended and Restated Farming Agreement.

By its terms, the First Amended and Restated Farming Agreement may be terminated at any time by either party, if the other party was in material breach of any obligation under the First Amended and Restated Farming Agreement, which breach continued uncured for 30 days following written notice thereof.

On June 1, 2016, a complaint was filed by Whole Hemp on this matter, naming the Company and EWSD, as defendants. See Whole Hemp Complaint, below.

Growers’ Distributor Agreement

On December 18, 2015, the Company also entered into a Growers’ Agent Agreement with Folium Biosciences, which was amended on March 11, 2016, to change the name of the agreement to Growers’ Distributor Agreement, (“Distributor Agreement”) and to clarify some terms. Pursuant to the Distributor Agreement, the Company would provide marketing, sales, and related services on behalf of Folium Biosciences in connection with the sale of its Cannabidiol oil product (“CBD oil”), from which the Company would receive a percentage of gross revenues (other than the sale of such product generated from the EWSD 10 Acres and the Folium Biosciences 40 acre plot subject to the Farming Agreement). The Growers’ Agent Agreement was effective until September 30, 2025. The Company would sell the product on behalf of Folium Biosciences on a commission basis. The Company may not act as agent of any other grower, distributor, or manufacturer of the same product unless such other party agrees.

On March 11, 2016, the Company and EWSD entered into a First Amended and Restated Grower’s Distributor Agreement with Whole Hemp, amending and restating in certain respects the Grower’s Agent Agreement, including by substituting EWSD as a party in place of the Company.

Because the Company believes Folium Biosciences is in default, principally because it had abandoned its obligation to provide farming activities under the First Amended and Restated Farming Agreement since May 7, 2016, EWSD notified Whole Hemp on May 13, 2016 of its election to terminate the Restated Grower’s Distributor Agreement.

By its terms, the Restated Grower’s Distributor Agreement could be terminated at any time by either party, if the other party was in material breach of any obligation under the Restated Grower’s Distributor Agreement, which breach continued uncured for 30 days following written notice thereof.

Whole Hemp Complaint

A complaint was filed by Whole Hemp Company, LLC (“Whole Hemp”) on June 1, 2016, naming the Company and EWSD (collectively, the “Company Defendants”), as defendants in Pueblo County, CO district court. The complaint alleges five causes of action against the Company Defendants: misappropriation of trade secrets, civil theft, intentional interference with prospective business advantage, civil conspiracy, and breach of contract. All claims concern contracts between Whole Hemp and the Company Defendants for the Farming Agreement and the Distributor Agreement.

The court entered an ex parte temporary restraining order on June 2, 2016, and a modified temporary restraining order on July 14, 2016, enjoining the Company Defendants from disclosing, using, copying, conveying, transferring, or transmitting Whole Hemp’s trade secrets, including Whole Hemp’s plants. On June 13, 2016, the court ordered that all claims be submitted to arbitration, except for the disposition of the temporary restraining order.

On August 12, 2016, the court ordered that all of Whole Hemp’s plants in the Company Defendants’ possession be destroyed, which occurred by August 24, 2016, at which time the temporary restraining order was dissolved and the parties were expected to file a motion to dismiss the district court action.

In light of the Whole Hemp plants all being destroyed pursuant to the court order, the Company has immediately expensed all Capitalized agricultural costs as of June 30, 2016, as all costs as of that date related to Whole Hemp plants.

The Company Defendants commenced arbitration in Denver, CO on August 2, 2016, seeking injunctive relief and alleging breaches of the contracts between the parties. Whole Hemp filed an Answer and counterclaims on September 6, 2016, asserting similar allegations that were asserted to the court.

On September 30, 2016, the arbitrator held an initial status conference and agreed to allow the Company Defendants to file a motion to dismiss some or all of Whole Hemp’s claims by no later than October 28, 2016. The parties were also ordered to make initial disclosures of relevant documents and persons with knowledge of relevant information by October 21, 2016.

On or about July 19, 2016, EWSD initiated arbitration before JAMS (Case ID: 18657). Effective June 20, 2017, as a result of a mediation held in Colorado, the parties entered into a Confidential Settlement and Mutual Release Agreement (the “Release Agreement”), pursuant to which the parties dismissed with prejudice all of their respective claims or counterclaims against each other, as asserted in the Arbitration, and mutually released each other from all claims. The Release Agreement specifically provides that neither its execution nor implementation is, or will be deemed to be or construed as, an admission by any party of any liability, act, or matter.

NOTE 4 – INVENTORY AND CAPITALIZED AGRICULTURAL COSTS

Inventories and capitalized agricultural costs are generally kept for a short period of time.

Finished goods are comprised of CBD Isolate and CBD Distillate.

Growing costs, also referred to as agricultural costs, consist of cultivation, fertilization, labor costs and soil improvement, pest control and irrigation.

Biomass is comprised of labor and equipment expenses incurred to harvest and deliver crops to the packinghouses.

Raw materials include all purchasing costs.

Inventory at December 31, 2017 and 2016 consisted of the following:

	December 31, 2017	December 31, 2016
Finished goods	$84,210	$—
Growing crops and biomass	394,903	160,131

Total inventory, net	$479,113	$160,131

The Company recorded a markdown of $0 and $32,300 during the years ended December 31, 2017 and 2016, respectively.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2017 and 2016 consists of:

Property and Equipment	December 31, 2017	December 31, 2016
Advances	-	472,126
Land	4,945,000	4,945,000
Construction in progress	-	1,241,380
Buildings and structures	1,300,630	59,250
Machinery	497,011	21,600

	6,742,641	6,739,356

Less accumulated depreciation	(397,658)	(26,988)

Property and equipment, net	$6,344,983	$6,712,368

Depreciation expense for the years ended December 31, 2017 and 2016, was $367,385 and $17,363, respectively.

NOTE 6 – PCH INVESTMENT

Effective as of March 21, 2017, through a series of related transactions, Notis intended to acquire, indirectly, an aggregate of 459,999 of the then-issued and outstanding shares of capital stock (the “PCH To-Be-Purchased Shares”) of PCH Investment Group, Inc., a California corporation (“PCH”) for a proposed purchase price of $300,000 in cash and the proposed issuance of shares of Common Stock. The PCH To-Be-Purchased Shares represented 51% of the outstanding capital stock of PCH. In connection with the Company’s then-intended acquisition of the PCH To-Be-Purchased Shares, the Company (or its affiliates) was also to be granted an indirect option to acquire the remaining 49% (the “PCH Optioned Shares”) of the capital stock of PCH. The option was to expire on February 10, 2019 (the “PCH Optioned Shares Expiry Date”).

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

As a condition to the Lender entering into the Note Purchase Agreement and the PCH-Related Note (both as noted below) and providing any additional funding to the Company in connection with its intended acquisition of the PCH To-Be-Purchased Shares, the Board ratified the forms of employment agreements for Mr. Goh, as the Company’s then-Chief Executive Officer, and for Mr. Pyatt, as the Company’s then-prospective President. If the agreements became effective, and following the second anniversary thereof, the terms were to have become “at- will.” In addition to payment of a base salary, the agreements provided for certain cash, option, and equity bonuses, in each case to become subject both to each individual and to the Company meeting certain performance goals to be acknowledged by them and to be approved by a disinterested majority of the Board.

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

In connection with the Company’s intended acquisition of the PCH To-Be-Purchased Shares and the Company’s intended option to acquire the PCH Optioned Shares, PASE, EWSD, PCH, and the Company entered into a Convertible Note Purchase Agreement (the “Note Purchase Agreement”) with a third-party lender (the “PCH Lender”). Concurrently, PASE and the Company (with EWSD and PCH as co-obligors) entered into a related 10% Senior Secured Convertible Promissory Note (the “PCH-Related Note”) in favor of the PCH Lender. The initial principal sum under the PCH-Related Note was $1,000,000 and it bears interest at the rate of 10% per annum. Principal and interest are subject to certain conversion rights in favor of the PCH Lender. So long as any principal is outstanding or any interest remains accrued, but unpaid, at any time and from time to time, at the option of the PCH Lender, any or all of such amounts may be converted into shares of Common Stock. Notwithstanding such conversion right, and except in the circumstance described in the next sentence, the PCH Lender may not exercise its conversion rights if, in so doing, it would then own more than 4.99% of the Company’s issued and outstanding shares of Common Stock. However, upon not less than 61 days’ notice, the PCH Lender may increase its limitation percentage to a maximum of 9.99%. The PCH Lender’s conversion price is fixed at $0.0001 per share. Principal and accrued interest may be pre-paid from time to time or at any time, subject to 10 days’ written notice to the PCH Lender. Any prepayment of principal or interest shall be increased to be at the rate of 130% of the amount so to be prepaid and, during the 10-day notice period, the PCH Lender may exercise its conversion rights in respect of any or all of the amounts otherwise to be prepaid.

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

If the Company did not exercise the intended option to acquire the PCH Optioned Shares prior to PCH Optioned Shares Expiry Date, the PCH Shareholders would have had the right to reacquire the PCH To-Be-Purchased Shares from the Company for the same cash consideration ($300,000) that was to have been paid to them for those shares. Further, if the Company were to be in default of its material obligations under the SPA, or if PASE were the subject of any bankruptcy proceedings, then the PCH Shareholders have the same reacquisition rights noted in the preceding sentence.

Pursuant the PCH Option Agreement, PASE was granted the option to purchase all 49%, but not less than all 49%, of the PCH Optioned Shares. The exercise price for the PCH Optioned Shares is an amount equivalent to five times PCH’s “EBITDA” for the 12-calendar month period, on a look-back basis, that concludes on the date of exercise of the Option, less $10 (which was the purchase price of the option). The calculation of the 12-month EBITDA was to be determined by PASE’s (or its) then-currently engaged independent auditors. If the Company were to exercise the option prior to the first anniversary of the closing of the acquisition of the PCH To-Be-Purchased Shares, then the exercise price for the PCH Optioned Shares was to be based on the EBITDA for the entire 12-calendar month period that commenced with the effective date of the PCH Option Agreement.

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

In connection with the PCH investment, the Company recorded $1,001,520 as a loss in connection with the failed and unconsummated business combination. The $1,001,520 is the amount the Company invested in the PCH transaction.

NOTE 7 – CONVERTIBLE NOTES PAYABLE AND DERIVATIVE LIABILITY

Convertible notes payable consists of:

	December 31, 2017	December 31, 2016
Investor #1	$15,198,404	$6,642,745
Investor #2	2,087,198	1,857,146
Investor #3	293,009	231,142
Investor #4	2,462,284	-
Investor #5	300,000	-
	20,340,895	8,731,033
Less discounts	(869,441)	(85,591)
Plus premium	-	-

Less current maturities	19,471,454	8,645,442

Convertible notes payable, net of current maturities	$-	$-

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

Due to the fact that these convertible notes have an option to convert at a variable amount, they are subject to derivative liability treatment. The Company has applied ASC 815, due to the potential for settlement in a variable quantity of shares. The conversion feature of Investor #1’s notes during the year ended December 31, 2016, gave rise to a derivative liability of $12,259,532, of which $1,952,380 were recorded as a debt discount. The debt discount is charged to accretion of debt discount and issuance cost ratably over the term of the convertible notes. $10,307,152 was recorded due to the consolidation of the principal and interest and was expense to loss on extinguishment.

During the year ended December 31, 2016 Investor #1 converted $802,926 of principal into 4,374,651,437 shares of Common Stock.

During the year ended December 31, 2016 Investor #1 converted $5,188,643 of principal and $686,827 of interest into the consolidation loan disclosed in respect of Investor #1 and Investor #3 elsewhere in these notes. The Company has recorded $36,071,697 gain on extinguishment.

During the year ended December 31, 2017 the Company issued 29 convertible notes to third-party lenders totaling $1,529,297. The Company received cash of $1,066,400 and paid $413,457 from the PCH-Related Note. (See Note 6). These convertible notes accrue interest at a rate of 10% per annum and mature with interest and principal both due between February 3, 2017 through December 4, 2018. The notes convert at a fixed rate of $0.0001 or a 50% discount with a lookback of 30 trading days.

Due to the fact that these convertible notes have an option to convert at a variable amount, they are subject to derivative liability treatment. The Company has applied ASC 815, due to the potential for settlement in a variable quantity of shares. The conversion feature of Investor #1’s convertible notes during the year ended December 31, 2017, gave rise to a derivative liability of $2,950,900. $1,036,301 which was recorded as a debt discount. The debt discount is charged to accretion of debt discount and issuance cost ratably over the term of the convertible note.

During the year ended December 31, 2017 the Company went into default on all of Investor #1’s convertible notes. These notes now accrue interest at a rate of 24% per annum, a late fee of 18% on interest outstanding compounding quarterly and the principal increases by 50%-30%. The increase of principal of $3,698,710 was recorded to interest expense.

Upon default, 18 promissory notes held by Investor #1 became convertible. The Company reclassed $3,691,199 from notes payable to convertible notes payable.

During the year ended December 31, 2017, the Company repaid $250,000 in principal and $37,148 in interest.

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

Due to the fact that these convertible notes have an option to convert at a variable amount, they are subject to derivative liability treatment. The Company has applied ASC 815, due to the potential for settlement in a variable quantity of shares. The conversion feature of Investor #2’s convertible notes during the year ended December 31, 2016, gave rise to a derivative liability of $282,312, of which $265,917 was recorded as a debt discount. The debt discount is charged to accretion of debt discount and issuance cost ratably over the term of the convertible notes. $16,395 was above the face value of the convertibles notes and was recorded as interest expense.

During the year ended December 31, 2017, the Company went into default on all of Investor #2’s convertible notes. These notes now accrue interest at a rate of 24% per annum and a late fee of 18% on interest outstanding compounding quarterly. The default caused a derivative expense of $549,535.

Upon default, the promissory note held by Investor #2 became convertible. The Company reclassed $275,000 from notes payable to convertible notes payable.

During the year ended December 31, 2016, Investor #2 converted $1,450,661 of principal and $38,002 of interest into 4,949,130,904 shares of Common Stock.

During the year ended December 31, 2017, Investor #2 converted $1,935 of principal into 38,700,000 shares of Common Stock.

At December 31, 2017, the Company was in default on all the convertible debentures with Investor #2.

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

Due to the fact that these notes have an option to convert at a variable amount upon default, they are subject to derivative liability treatment. The Company has applied ASC 815, due to the potential for settlement in a variable quantity of shares. The conversion feature of Investor #3’s convertible notes during the year ended December 31, 2016, gave rise to a derivative liability of $672,335, of which $332,592 was recorded as a debt discount. The debt discount is charged to accretion of debt discount and issuance cost ratably over the term of the convertible notes. $339,743 was above the face value of the convertible notes and was recorded as interest expense.

During the year ended December 31, 2016 Investor #3 converted $51,358 of principal into 205,431,250 shares of Common Stock.

Investor #4

During the year ended December 31, 2017, the Company issued seven convertible notes to third-party lenders totaling $1,641,522. The Company received cash of $1,000,000 and paid $641,522 towards farm expenses. These convertible notes accrue interest at a rate of 10% per annum and mature with interest and principal both due between March 15, 2018 through November 09, 2018. This note is secured by the Company’s assets. The notes convert at a fixed rate of $0.0001 or a 50% discount with a lookback of 30 trading days.

Due to the fact that these convertible notes have an option to convert at a variable amount, they are subject to derivative liability treatment. The Company has applied ASC 815, due to the potential for settlement in a variable quantity of shares. The conversion feature of Investor #4’s notes during the year ended December 31, 2017, gave rise to a derivative liability of $3,842,628. In addition, the Company issued warrants to purchase 10,000,000,000 shares of common stock. The warrant entitles the holder to purchase shares of Common Stock at a purchase price of $0.0001 per share for a period of four years from the issue date. The Company recorded a $2,979,231 debt discount relating to the warrants issued to the investor. The debt discounts are charged to accretion of debt discount and issuance cost ratably over the term of the convertible note.

During the year ended December 31, 2017, the Company went into default on all of Investor #4 convertible notes. These notes now accrue interest at a rate of 24% per annum, a late fee of 18% on interest outstanding compounding quarterly and the principal increases by 50%. The increase of principal of $820,761 was recorded to interest expense.

Investor #5

During the year ended December 31, 2017, the Company issued two convertible notes to third-party lenders totaling $200,000. The Company received cash of $200,000. These convertible notes accrue interest at a rate of 10% per annum and mature with interest and principal both due between April 27, 2018 through May 8, 2018. This note is secured by the Company’s assets. These notes are convertible upon default at a rate of $0.0001 or a 49% discount with a lookback of 30 trading days.

Due to the fact that these convertible notes have an option to convert at a variable amount, they are subject to derivative liability treatment. The Company has applied ASC 815, due to the potential for settlement in a variable quantity of shares. The conversion feature of Investor #5’s convertible notes during the year ended December 31, 2017, gave rise to a derivative liability of $438,196, of which $170,198 was recorded as a debt discount. In addition, the Company issued warrants to purchase 200,000 shares of Common Stock. The warrant entitles the holder to purchase shares of Common Stock at a purchase price of $0.0001 per share for a period of four years from the issue date. The Company recorded a $29,802 debt discount relating to the warrants issued to the investor. The debt discounts are charged to accretion of debt discount and issuance cost ratably over the term of the convertible notes.

During the year ended December 31, 2017, the Company went into default on all of Investor #4’s convertible notes. These notes now accrue interest at a rate of 24% per annum, a late fee of 18% on interest outstanding compounding quarterly and the principal increases by 50%. The increase of principal of $100,000 was recorded to interest expense.

Related Party Financing

One of the members of the Board entered into three separate subordinated convertible promissory notes convertible at $0.01 with the Company on March 4, 2016, March 10, 2016, and March 15, 2016, respectively, each in the principal amount of $25,000, for a total of $75,000. Also on March 15, 2016, another of the Company’s directors entered into a subordinated convertible promissory note convertible at $0.01 with the Company in the principal amount of $25,000, and two other of the Company’s directors each entered into a subordinated convertible promissory note convertible at $0.01 with the Company in the principal amount of $2,500. All of the foregoing convertible promissory notes have three year terms and an interest rate of 8% per annum. The debentures were evaluated to determine if the conversion feature fell within the guidance for derivative accounting, and as the debentures are convertible at a fixed conversion price, and do not include a reset provision to occur upon subsequent sales of securities at a price lower than the fixed conversion price, the Company concluded the conversion feature did not qualify as a derivative.

In connection with their funding of the Notes (collectively, the “Board Notes”), the directors each received a warrant, exercisable for a period of three (3) years from the date of Board Notes, to purchase an amount of Common Stock equal to 50% of the principal sum under each of the Board Notes, at an exercise price equal to 200% of the applicable Conversion Price. The exercise price of the warrants is $0.02. The warrants were determined to have a fair value of $42,000, calculated with the Black-Scholes-Merton model, with the following key valuation assumptions: estimated term of three years, annual risk-free rate of 0.93%, and annualized expected volatility of 172%.

NOTE 8 – NOTES PAYABLE

Notes payable consists of:

	December 31, 2017	December 31, 2016
Southwest Farms	$3,536,279	$3,590,241
East West Secured Development	486,531	503,031
Investor #1	103,847	3,691,200
Investor #2	-	275,000
Investor #6	65,000	-
	4,191,657	8,059,472
Less discounts	-	(598,721)
Plus premium	-	-

Subtotal notes payable	4,191,657	7,460,751
Less current maturities	4,191,657	3,367,479

Notes payable, net of current maturities	$-	$4,093,272

Investor #1

During the year ended December 31, 2016, the Company issued 18 convertible notes to third-party lenders totaling $3,691,199. The Company received cash of $1,095,741, original issue discounts of $996,199 and the lender paid $145,000 on behalf of the Company for vendor liabilities. These convertible notes accrue interest at a rate between 5% to 10% per annum and mature with interest and principal both due between December 12, 2016 through November 18, 2017. This note is secured by the Company’s assets. These notes are convertible upon default at a rate of $0.75 or a 40% discount with a lookback of 20 trading days.

Due to the fact that these notes have an option to convert at a variable amount upon default, they are subject to derivative liability treatment. The Company has applied ASC 815, due to the potential for settlement in a variable quantity of shares. The conversion feature of Investor #4’s notes during the year ended December 31, 2017, gave rise to a derivative liability of $390,967, of which $230,901 was recorded as a debt discount. The debt discount is charged to accretion of debt discount and issuance cost ratably over the term of the convertible note. $328,116 was above the face value of the note and was recorded as interest expense.

During the year ended December 31, 2017, the Company issued 4 notes to third-party lenders totaling $103,847. The Company received cash of $95,527, original issue discounts of $819 and the lender paid $7,500 on behalf of the Company for vendor liabilities. These notes mature from May 2017 through August of 2017.

During the year ended December 31, 2017, the Company went into default on all of Investor #1’s notes. The notes now accrue interest at a rate of 24% per annum.

Upon default, 18 promissory notes held by Investor #1 became convertible. The Company reclassed $3,691,199 from notes payable to convertible notes payable.

Investor #2

During the year ended December 31, 2017, the Company went into default on all of Investor #2’s notes. The notes now accrue interest at a rate of 24% per annum. Upon default, the promissory note held by Investor #2 became convertible. The Company reclassed $275,000 from notes payable to convertible notes payable.

Investor #6

During the year ended December 31, 2017, the Company issued a promissory note to a vendor totaling $65,000 to settle an outstanding vendor liability. The Company recorded a gain of settlement of vendor liability of 82,776 that is included in other income.

Investor #7

On April 6, 2016, the Company entered into a promissory note for $87,500, which was issued with a $2,500 premium, and bears interest at 0.0%. The proceeds were to be used by the Farm, to pay for water usage. Additionally, the Company issued 600,000 shares of its restricted common stock to the holder. The shares were valued at the market value of the common shares of the Company on the date of the issuance of the note. The payment terms called for $40,000 to be paid on or before April 21, 2016, $20,000 to be paid on or before May 6, 2016, and the final $27,500 to also be paid on or before May 6, 2016. The Note also allowed for the extension of the maturity date by 30 days, at the Company’s request, in exchange for an additional $2,500 payment. The note and the $2,500 extension payment were paid during July 2016.

Related Party Financing

Notes payable, related parties, consists of:

	December 31, 2017	December 31, 2016
Notes payable - related parties	$289,866	$289,866

Less discounts	—	—

	$289,866	$289,866

On March 14, 2016, the Company issued Promissory Notes (the “March 2016 Directors Notes”), in the amount of $41,667, to a director in exchange for various amounts outstanding for fees and reimbursements incurred during the year ended December 31, 2015. The March 2016 Directors Notes are due on demand and bear interest at 8% until the March 2016 Directors’ Notes are paid in full.

On June 14, 2016, the Company issued Promissory Notes (the “June 2016 Director’s Notes”), in the amount of $250,700, to all the directors in exchange for various amounts outstanding for fees and reimbursements incurred during December 2015 and April 2016. The June 2016 Director’s Notes have a term of six months and bear interest at 8% until the June 2016 Director’s Notes are paid in full. The June 2016 Director’s Notes were each issued with a warrant for 50% of the face amount of each June 2016 Director’s Note, with an exercise price of $0.01 and exercisable for three years. The warrants were determined to have a fair value of $12,000, calculated with the Black-Scholes-Merton model, with the following key valuation assumptions: estimated term of three years, annual risk-free rate of .93%, and annualized expected volatility of 172%. The $12,000 fair value was recognized as a debt discount and is being amortized over the six-month term of the June 2016 Directors Notes.

NOTE 9 – Stockholders’ Deficit

Preferred Stock

The Series A Preferred Stock has special voting rights when voting as a class with the Common Stock as follows: (i) the holders of Series A Preferred Stock shall have such number of votes as is determined by multiplying (a) the number of shares of Series A Preferred Stock held by such holder, by (b) the number of issued and outstanding shares of the Company’s Series A Preferred Stock and Common Stock (collectively, the “Common Stock”)  on a Fully-Diluted Basis (as hereinafter defined), as of the record date for the vote, or, if no such record date is established, as of the date such vote is taken or any written consent of stockholders is solicited, and by (c) 0.00000025; and (ii) the holders of Common Stock shall have one vote per share of Common Stock held as of such date. “Fully-Diluted Basis” mean that the total number of issued and outstanding shares of Common Stock shall be calculated to include (a) the shares of Common Stock issuable upon exercise and/or conversion of all of the following securities (collectively, “Common Stock Equivalents”): all outstanding (a) securities convertible into or exchangeable for Common Stock, whether or not then convertible or exchangeable (collectively, “Convertible Securities”), (b) subscriptions, rights, options and warrants to purchase shares of Common Stock, whether or not then exercisable (collectively, “Options”), and (c) securities convertible into or exchangeable or exercisable for Options or Convertible Securities and any such underlying Options and/or Convertible Securities.

As of December 31, 2017 and 2016, there were no shares of Series A Preferred Stock outstanding.

Common Stock

Our Articles of Incorporation authorize 10,000,000,000 shares of common stock. As of November 26, 2019, our Board has authorized the issuance of all of the shares of Common Stock, of which shares 9,982,923,868 are held of record or in street name by our stockholders.

On January 20, 2017, the Company issued 2,000,000 shares of its restricted Common Stock to in connection with the settlement of the Crystal v. Medbox, Inc. litigation. The Company did not receive any proceeds from such issuance. The Company issued such shares in reliance on the exemptions from registration pursuant to Section 4(a)(2) of the Securities Act.

During the year ended December 31, 2017 the Company issued 17,076,132 shares of Common Stock as compensation to a director. The Company recorded $50,098 as stock-based compensation expense.

During the year ended December 31, 2016 the Company received $16,000 for the sale of 851,063 shares of Common Stock.

During the year ended December 31, 2016 the Company issued 144,042,308 shares of Common Stock to consultants for services rendered. These shares had a fair value of 96,790.

During the year ended December 31, 2016, $324,754 was contributed by a related party.

During the year ended December 31, 2016 the Company issued 28,778,831 shares of Common Stock to employees for services rendered. These shares had a fair value of $809,424.

During the year ended December 31, 2016 an investor cancelled 1,633,652 as part of the Derivative Settlements discussion below.

For shares of Common Stock that were issued upon conversion of the convertible debentures during the years ended December 31, 2017 and 2016, see Note 7.

Share-based awards, restricted stock and restricted stock units (“RSUs”)

The Board resolved that, beginning with the fourth calendar quarter of 2015, the Company shall pay each member of the Board, who is not also then an employee of the Company, for each calendar quarter during which such member continues to serve on the Board, compensation in the amount of $15,000 in cash and 325,000 shares of Common Stock. The 975,000 shares issued to all the directors for the three months ended March 31, 2016 were valued at the market price of shares of Common Stock on March 31, 2016, for total compensation expense of $9,750. On March 31, 2016, the Board awarded the Chairman a cash bonus of approximately $89,000 and, 2,230,000 shares of Common Stock for his service in the three months ended March 31, 2016.

The Board authorized grants of approximately 2,761,000 shares of Common Stock during the second quarter of 2016, which were valued at the market price of shares of Common Stock on date of grant, for total compensation expense of approximately $13,000. On June 8, 2016, the Board also awarded the Chairman a cash bonus of approximately $89,200 and 6,027,000 shares of Common Stock, valued at approximately $8,000.

The Board also voted on June 8, 2016, to increase the shares available for grant under the 2014 Equity Incentive Plan to 125,000,000.

A summary of the activity related to RSUs for the years ended December 31, 2017 and 2016 is presented below:

Restricted stock units (RSUs)	Total shares	Grant date fair value
RSUs non-vested at January 1, 2017	7,142,856	$0.51 - $1.88
RSUs granted	250,975,000	$0.0002 - $0.0003
RSUs vested	(258,117,856)	$0.0002 - $1.88
RSUs forfeited	-	$-

RSUs non-vested December 31, 2017	-	$-

Restricted stock units (RSUs)	Total shares	Grant date fair value
RSUs non-vested at January 1, 2016	152,823	$0.51 - $1.88
RSUs granted	14,285,714	$0.007
RSUs vested	(7,295,681)	$0.51- $1.88
RSUs forfeited	-	$-

RSUs non-vested December 31, 2016	7,142,856	$0.51 - $1.88

A summary of the expense related to restricted stock, RSUs and stock option awards for the year ended December 31, 2017 and 2016 is presented below:

Year ended December 31, 2017
RSUs	$50,293
Stock options	299,925

Total	$350,218

Year ended December 31, 2016
RSUs	$261,196
Common stock	539,246

Total	$800,442

Warrant Activities

The Company applied fair value accounting for all share-based payments awards. The fair value of each warrant granted is estimated on the date of grant using the Black-Scholes-Merton model.

The assumptions used for warrants granted during the year ended December 31, 2017 and 2016 are as follows:

	December 31, 2017	December 31, 2016
Exercise price	$5.54 - 0.0001	$0.02
Expected dividends	0%	0%
Expected volatility	284.72% - 249.30%	289.97%
Risk free interest rate	1.54% - 1.44%	1.6%
Expected life of warrant	4 years	3 years

The following is a summary of the Company’s warrant activity:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Days Price

Outstanding – December 31, 2015	43,161,222	$0.16	$2.77
Granted	22,595,859	0.04	3.00
Exercised	-	-	-
Forfeited/Cancelled	-	-	-
Outstanding – December 31, 2016	65,757,081	0.11	1.97
Granted	11,800,000,000	0.0001	4
Exercised	-	-	-
Forfeited/Cancelled	(100,000,000)	0.001	-
Outstanding and Exercisable – December 31, 2017	11,765,757,081	$0.0007	$3.23

At December 31, 2017, the aggregate intrinsic value of warrants outstanding and exercisable was $2,340,000 and $1,340,000, respectively.

During the year ended December 31, 2017 and 2016, there were no warrants exercised.

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

The Company reevaluated the warrants as of December 31, 2017 and determined that they did not have a sufficient number of authorized and unissued shares to settle all existing commitments, and the fair value of the warrants for which there was insufficient authorized shares, were reclassified out of equity to a liability. Under the sequencing policy, of the approximately 11,765,757,081 warrants outstanding at December 31, 2017. The fair value of these warrants was re-measured on December 31, 2017 using the Black-Scholes-Merton model, with key valuation assumptions used that consist of the price of the Company’s stock on December 31, 2017, a risk-free interest rate based on the average yield of a 1 or 4 year Treasury note and expected volatility of shares of Common Stock, resulting in the fair value for the Warrant liability of approximately $3,528,602. The resulting change in fair value of approximately $237,120 for the year ended December 31, 2017, was recognized as a loss in the Consolidated Statement of Comprehensive Income (loss).

During the year ended December 31, 2017, a total of 10,200,000,000 warrants were issued with convertible notes payable (See Note 7 above). The warrants have a grant date fair value of $3,009,034, using the Black-Scholes-Merton model and the above assumptions. 5,000,000,000 shares vest upon the Company reaching $12 million in revenue.

During the year ended December 31, 2017, a total of 1,600,000,000 warrants were issued for services. The warrants have a grant date fair value of $268,018 using the Black-Scholes-Merton model and the above assumptions.

The following is a summary of the Company’s option activity:

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Days Price

Outstanding – December 31, 2016	-	-	-
Granted	1,000,000,000	$0.0001	5.00
Exercised	-	-	-
Forfeited/Cancelled	-	-	-
Outstanding and Exercisable – December 31, 2017	1,000,000,000	$0.0001	$4.59

At December 31, 2017 and 2016, the aggregate intrinsic value of options outstanding and exercisable was $200,000 and $0, respectively.

Stock-based compensation for stock options has been recorded in the consolidated statements of operations and totaled $ 299,925 and $0, for the year ended December 31, 2017 and 2016, respectively.

The following is a summary of the Company’s stock options granted during the year ended December 31, 2017:

Options	Value	Purpose for Grant
1,000,000,000	$299,925	Service Rendered

NOTE 10 – RELATED PARTY TRANSACTIONS

During the first quarter of 2016, the Company issued three convertible notes to one of its directors in the aggregate principal amount of $75,000 and one convertible note to another of its directors in the aggregate principal amount of $25,000, plus a convertible note to each of its other to directors, in the amount of $2,500 each.

In the second quarter of 2016, the Company issued promissory notes to all of the directors, in exchange for past unpaid cash bonuses, board compensation and expenses. See Note 8 for a description of these notes.

NOTE 11 – DISCONTINUED OPERATIONS

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

On March 28, 2016, the Company sold the assets of the vapor subsidiary for $70,000. At the time of the asset disposal, it was disclosed as not a strategic shift in operations; however, with the inclusion of the medical cannabis dispensing operations, the definition of a strategic shift was met. One definition of a strategic shift is a disposal of “80 percent interest in one of two product lines that account for 40 percent of total revenue”. The disposal of both operations meets the definition of a strategic shift and should therefore be shown as discontinued operations in the Consolidated Financial Statements.

The following subsidiaries of the Company qualify as discontinued operations:

● Prescription Vending Machines, Inc.

● Medbox Management Services, Inc.

● Medbox Rx, Inc.

● Vaporfection International, Inc.

● MJ Property Investments, Inc.

The income (loss) from discontinued operations presented in the income statement for the year ended December 31, 2017 and 2016, consisted of the following:

	For the year ended
	December 31,
	2017	2016

Revenue	$-	$243,965
Revenue, related party	-	99,946
Net revenue	-	343,911
Cost of revenues	-	99,411
Gross profit (loss)	-	244,500

Operating expenses
General and administrative	5,171	65,647
Total operating expenses	5,171	65,647
Loss from operations	5,171	178,853

Other income (expense)
Interest expense, net	(3,221)	(8,858)
Gain on sale of assets of subsidiary	-	5,498
Loss on sale of rights and assets	-	(178,833)
Loss on default settlement of a note	-	(168,092)
Other-than-temporary impairment of Marketable securities	-	(16,010)
Other income	-	141,058
Total other income (expense)	(3,221)	(225,237)

Net loss	$(8,392)	$(46,384)

NOTE 12 – INCOME TAXES

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

Management has performed its evaluation of all other income tax positions taken on all open income tax returns and has determined that there were no positions taken that do not meet the “more likely than not” standard. Accordingly, there are no provisions for income taxes, penalties or interest receivable or payable relating to uncertain income tax provisions in the accompanying Consolidated Financial Statements. The Company is currently delinquent on filing its tax returns.

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

Deferred tax assets and liabilities result from temporary differences in the recognition of income and expense for tax and financial reporting purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows at December 31:

	2017	2016
Deferred tax assets:	$-	$-
Customer deposits	-	-
Deferred revenue	-	-
Share based compensation	631,779	906,214
NOL carryforward	3,375,214	2,469,000

Total deferred tax asset	4,006,993	3,375,214
Deferred tax liabilities:
Intangible asset amortization		—
	4,006,993	3,375,214
Less: Valuation allowance	(4,006,993)	(3,375,214)

	$-	$-

A valuation allowance has been recorded against the realizability of the net deferred tax asset such that no value is recorded for the asset in the accompanying Consolidated Financial Statements. The valuation allowance decreased $4,006,993 between the year ended December 31, 2017 and 2016.

For the years ended December 31, 2017 and 2016, a reconciliation of the statutory rate and effective rate for the provisions for income taxes consists of the following:

	2017	2016
Federal tax statutory rate	34.00%	34.00%
State tax statutory rate	8.84%	8.84%
Permanent differences	3.46%	3.46%
Valuation allowance	(46.30)%	(46.30)%

Effective rate	0.00%	0.00%

NOTE 13 – COMMITMENTS AND CONTINGENCIES

The Company previously leased property for its day-to-day operations and facilities for possible retail dispensary locations and cultivation locations as part of the process of applying for retail dispensary and cultivation licenses.

Entry into Agreement to Acquire Real Property

On June 17, 2016, EWSD entered into a Contract to Buy and Sell Real Estate (the “Acquisition Agreement”) with Tammy J. Sciumbato and Donnie J. Sciumbato (collectively, the “Sellers”) to purchase certain real property comprised of 116 acres of agricultural land, a barn and a farmhouse in Pueblo, Colorado (the “Property”). The closing of the Acquisition Agreement was scheduled to occur on or about September 22, 2016 (the “Closing”), with possession of the land and barn occurring 12 days after the Closing and possession of the farm house occurring on or before January 1, 2017. The Sellers were to rent back the farm house from the Company until January 1, 2017. The purchase price to acquire the Property is $650,000, including $10,000 paid by the Company as a deposit into the escrow for the Property. During the third quarter of 2016, the Acquisition Agreement was cancelled and the deposit was forfeited.

Office Leases

On August 1, 2011, the Company entered into a lease agreement for office space located in West Hollywood, California through June 30, 2017 at a current monthly rate of $14,828 per month. The Company moved to different offices in Los Angeles, CA in April 2015. The sublease on the office has a term of 18 months with monthly rent of $7,486.

The landlord for the West Hollywood space has filed a suit against the Company and independent guarantors on the West Hollywood lease. The Company has expensed all lease payments due under the West Hollywood lease. The Company’s liability for the West Hollywood lease will be adjusted, if required, upon settlement of the suit with the landlord. On September 8, 2016, the court approved the landlord’s application for writ of attachment in the State of California in the amount of $374,402 against PVM. A trial date had been set for May 2017 (Note 11). On July 18, 2017, plaintiff filed a Request for Dismissal with Prejudice of the litigation in respect of PVM.

Total rent expense under operating leases for the year ended December 31, 2017 and 2016 was $20,474 and $89,000, respectively.

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

On March 1, 2016, the Company entered into a consulting agreement for corporate financial advisory services, for a term of 12 months, which is cancellable anytime with 30 days written notice after the first 90 days. Compensation under this agreement consists of a retainer of $3,500 per month, plus 1,500,000 shares of Common Stock issuable in 375,000 share tranches on a quarterly basis. On September 9, 2016, this agreement was terminated and no more shares of Common Stock were issued.

Litigation

On May 22, 2013, we initiated litigation in the United States District Court in the District of Arizona against three shareholders of MedVend Holdings LLC (“MedVend”) in connection with a contemplated transaction that we entered into for the purchase of an approximate 50% ownership stake in MedVend for $4.1 million. The lawsuit alleged fraud and related claims arising out of the contemplated transaction during the quarter ended June 30, 2013. In January 2017, we settled the litigation and agreed to pay the original shareholders of MedVend an aggregate of $375,000 in 6 installments over three years. We defaulted on the original settlement agreement. MedVend unsuccessfully attempted to obtain a partial payment from us through certain court proceedings that it initiated regarding Dr. Bedrick’s component of the above-disclosed SEC Investigation and Wells Notice.

On February 20, 2015, Michael A. Glinter, derivatively and on behalf of the Company, as a nominal defendant, and the Board and certain executive officers (Pejman Vincent Mehdizadeh, Matthew Feinstein, Bruce Bedrick, Thomas Iwanski, Guy Marsala, J. Mitchell Lowe, Ned Siegel, Jennifer Love, and C. Douglas Mitchell), filed a suit in the Superior Court of the State of California for the County of Los Angeles. The suit alleges breach of fiduciary duties and abuse of control by the defendants. Relief is sought awarding damages resulting from breach of fiduciary duty and to direct the Company and the defendants to take all necessary actions to reform and improve its corporate governance and internal procedures to comply with applicable law. The Company has entered into a Stipulation and Agreement of Settlement on October 16, 2015. See more detailed discussion below under Derivative Settlements.

On January 21, 2015, Josh Crystal on behalf of himself and of all others similarly situated filed a class action lawsuit in the U.S. District Court for Central District of California against the Company and certain past and present members of the Board (Pejman Vincent Mehdizadeh, Bruce Bedrick, Thomas Iwanski, Guy Marsala, and C. Douglas Mitchell). The suit alleges that the Company issued materially false and misleading statements regarding its financial results for the fiscal year ended December 31, 2013 and each of the interim financial periods that year. The plaintiff seeks relief of compensatory damages and reasonable costs and expenses or all damages sustained as a result of the wrongdoing. On April 23, 2015, the Court issued an Order consolidating the three related cases in this matter: Crystal v. Medbox, Inc., Gutierrez v. Medbox, Inc., and Donnino v. Medbox, Inc., and appointing a lead plaintiff. On July 27, 2015, Plaintiffs filed a Consolidated Amended Complaint. The Company has entered into a Stipulation and Agreement of Settlement on October 16, 2015. See more detailed discussion below under Class Settlement.

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

On February 12, 2015, Jennifer Scheffer, derivatively on behalf of the Company, Guy Marsala, Ned Siegel, Mitchell Lowe and C. Douglas Mitchell filed a lawsuit in the Eighth Judicial District Court of Nevada seeking damages for breaches of fiduciary duty regarding the issuance and dissemination of false and misleading statements and regarding allegedly improper and unfair related party transactions, unjust enrichment and waste of corporate assets. On April 17, 2015, Ned Siegel and Mitchell Lowe filed a Motion to Dismiss. On April 20, 2015, the Company filed a Joinder in the Motion to Dismiss. On July 27, 2015, the Court held a hearing on and granted the Motion to Dismiss without prejudice. The Company has entered into a Stipulation and Agreement of Settlement on October 16, 2015. See more detailed discussion below under Derivative Settlements.

On March 10, 2015, Robert J. Calabrese, derivatively and on behalf of the Company, as a nominal defendant, filed a suit in the United States District Court for the District of Nevada against certain Company officers and/or directors (Ned L. Siegel, Guy Marsala, J. Mitchell Lowe, Pejman Vincent Mehdizadeh, Bruce Bedrick, and Jennifer S. Love). The suit alleges breach of fiduciary duties and gross mismanagement by issuing materially false and misleading statements regarding the Company’s financial results for the fiscal year ended December 31, 2013 and each of the interim financial periods. Specifically, the suit alleges that defendants caused the Company to overstate the Company’s revenues by recognizing revenue on customer contracts before it had been earned. The plaintiff seeks relief for compensatory damages and reasonable costs and expenses for all damages sustained as a result of the alleged wrongdoing. The Company has entered into a Stipulation and Agreement of Settlement on October 16, 2015. See more detailed discussion below under Derivative Settlements.

On March 27, 2015, Tyler Gray, derivatively and on behalf of nominal defendant Medbox, Inc., filed a suit in the United States District Court for the District of Nevada against the Board and certain executive officers (Pejman Vincent Mehdizadeh, Matthew Feinstein, Bruce Bedrick, Thomas Iwanski, Guy Marsala, J. Mitchell Lowe, Ned Siegel, Jennifer S. Love, and C. Douglas Mitchell). The suit alleges breach of fiduciary duties and abuse of control. The plaintiff seeks relief for compensatory damages and reasonable costs and expenses for all damages sustained as a result of the alleged wrongdoing. Additionally, the plaintiff seeks declaratory judgments that plaintiff may maintain the action on behalf of the Company, that the plaintiff is an adequate representative of the Company, and that the defendants have breached and/or aided and abetted the breach of their fiduciary duties to the Company. Lastly the plaintiff seeks that the Company be directed to take all necessary actions to reform and improve its corporate governance and internal procedures to comply with applicable law. The Company has entered into a Stipulation and Agreement of Settlement on October 16, 2015. See more detailed discussion below under Derivative Settlements.

On May 20, 2015, Patricia des Groseilliers, derivatively and on behalf of the Company, as a nominal defendant, filed a suit in the United States District Court for the District of Nevada against the Board and certain executive officers (Pejman Vincent Mehdizadeh, Ned Siegel, Guy Marsala, J. Mitchell Lowe, Bruce Bedrick, Jennifer S. Love, Matthew Feinstein, C. Douglas Mitchell, and Thomas Iwanski). The suit alleges breach of fiduciary duties and unjust enrichment. The plaintiff seeks relief for compensatory damages and reasonable costs and expenses for all damages sustained as a result of the alleged wrongdoing. Additionally, the plaintiff seeks declaratory judgments that plaintiff may maintain the action on behalf of the Company, that the plaintiff is an adequate representative of the Company, and that the defendants have breached and/or aided and abetted the breach of their fiduciary duties to the Company. Lastly the plaintiff seeks that the Company be directed to take all necessary actions to reform and improve its corporate governance and internal procedures to comply with applicable law. The Company has entered into a Stipulation and Agreement of Settlement on October 16, 2015. See more detailed discussion below under Derivative Settlements.

On June 3, 2015, Mike Jones, derivatively and on behalf of the Company, as a nominal defendant., filed a suit in the U.S. District Court for Central District of California against the Board and certain executive officers (Guy Marsala, J. Mitchell Lowe, Ned Siegel, Jennifer S. Love, C. Douglas Mitchell, Pejman Vincent Mehdizadeh, Matthew Feinstein, Bruce Bedrick, and Thomas Iwanski). The suit alleges breach of fiduciary duties, abuse of control, and breach of duty of honest services. The plaintiff seeks relief for compensatory damages and reasonable costs and expenses for all damages sustained as a result of the alleged wrongdoing. Additionally the plaintiff seeks declaratory judgments that plaintiff may maintain the action on behalf of the Company, that the plaintiff is an adequate representative of the Company, and that the defendants have breached and/or aided and abetted the breach of their fiduciary duties to the Company. Lastly the plaintiff seeks that the Company be directed to take all necessary actions to reform and improve its corporate governance and internal procedures to comply with applicable law. On July 20, 2015, the Court issued an Order consolidating this litigation with those previously consolidated in the Central District (Crystal, Gutierrez, and Donnino). On October 7, 2015, the Court issued an Order modifying the July 20, 2015 Order consolidating the litigation so that the matters remain consolidated for the purposes of pretrial only. The Company has entered into a Stipulation and Agreement of Settlement on October 16, 2015. See more detailed discussion below under Derivative Settlements.

On July 20, 2015, Kimberly Freeman, derivatively and on behalf of nominal defendant Medbox, Inc., filed a suit in the Eighth Judicial District Court of Nevada against the Board and certain executive officers (Pejman Vincent Mehdizadeh, Guy Marsala, Ned Siegel, J. Mitchell Lowe, Jennifer S. Love, C. Douglas Mitchell, and Bruce Bedrick). The suit alleges breach of fiduciary duties and unjust enrichment. The plaintiff seeks relief for compensatory damages and reasonable costs and expenses for all damages sustained as a result of the alleged wrongdoing. Additionally, the plaintiff seeks declaratory judgments that plaintiff may maintain the action on behalf of the Company, that the plaintiff is an adequate representative of the Company, and that the defendants have breached and/or aided and abetted the breach of their fiduciary duties to the Company. Lastly, the plaintiff seeks that the Company be directed to take all necessary actions to reform and improve its corporate governance and internal procedures to comply with applicable law. The Company has entered into a Stipulation and Agreement of Settlement on October 16, 2015. See more detailed discussion below under Derivative Settlements.

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

On October 27, 2015, separate from the above lawsuits and settlement, Richard Merritts, derivatively and on behalf the Company, as a nominal defendant, filed a suit in the Superior Court of the State of California for the County of Los Angeles against the Board and certain executive officers (Guy Marsala, J. Mitchell Lowe, Ned Siegel, Jennifer S. Love, C. Douglas Mitchell, Pejman Vincent Mehdizadeh, Matthew Feinstein, Bruce Bedrick, Jeff Goh, and Thomas Iwanski). The suit titled Merritts v. Marsala, et al., Case No. BC599159 (the “Merritts Action”) alleges breach of fiduciary duties by the defendants. Relief is sought awarding damages resulting from breach of fiduciary duty and to direct the Company and the defendants to take all necessary actions to reform and improve its corporate governance and internal procedures to comply with applicable law. On February 16, 2016, the court issued an order staying the litigation pending final court approval of the settlement of the other pending derivative actions involving the Company, as nominal defendant, and former and current officers and directors. The settlement of the other derivative actions has been preliminarily approved by the court in Jones v. Marsala, et al., Case No. 15-cv-4170 BRO (JEMx), in the U.S. District Court for the Central District of California. On March 25, 2016, Merritts filed a Motion to Intervene in the case filed by Mike Jones in the U.S. District Court for the Central District of California. By his Motion, Merritts seeks limited intervention in the Jones stockholder derivative action in order to seek confirmatory information and discovery regarding the Stipulation and Agreement of Settlement preliminarily approved by the Court on February 3, 2016. On April 4, 2016, Plaintiff Jones and the Company separately filed oppositions to the Motion to Intervene. On April 22, 2016, the Court issued an Order granting, without a hearing, stockholder Richard Merritts’ Motion to Intervene in the lawsuit titled Mike Jones v. Guy Marsala, et al., in order to conduct limited discovery. On September 16, 2016, solely to avoid the costs, risks, and uncertainties inherent in litigation, the parties entered into a settlement regarding Merritts’ claims. See more detailed discussion below under Derivative Settlements.

Class Settlement

On December 1, 2015, Medbox and the class plaintiffs in Josh Crystal v. Medbox, Inc., et al., Case No. 2:15-CV-00426-BRO (JEMx), pending before the United States District Court for the Central District of California (the “Court”) notified the Court of the settlement. The Court stayed the action pending the Court’s review of the settlement and directed the parties to file a stipulation of settlement. On December 18, 2015, plaintiffs filed the Motion for Preliminary Approval of Class Action Settlement that included the stipulation of settlement. On February 3, 2016, the Court issued an Order granting preliminary approval of the settlement. The settlement provides for notice to be given to the class, a period for opt outs and a final approval hearing. The Court originally scheduled the Final Settlement Approval Hearing to be held on May 16, 2016 at 1:30 p.m., but continued it to August 15, 2016 at 1:30 p.m. to be heard at the same time as the Final Settlement Approval Hearing for the derivative actions, discussed below. The principal terms of the settlement are:

●	a cash payment to a settlement escrow account in the amount of $1,850,000, of which $150,000 will be paid by the Company and $1,700,000 will be paid by the Company’s insurers;

●	a transfer of 2,300,000 shares of Common Stock to the settlement escrow account, of which 2,000,000 shares would be contributed by the Company and 300,000 shares of Common Stock by Bruce Bedrick;

●	the net proceeds of the settlement escrow, after deduction of Court-approved administrative costs and any Court-approved attorneys’ fees and costs would be distributed to the Class; and

●	releases of claims and dismissal of the action.

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

On September 16, 2016, solely to avoid the costs, risks, and uncertainties inherent in litigation, the parties entered into a Court-approved settlement regarding the Merritts Action. The settlement provides, among other things, for the release and dismissal of all asserted claims. Under the terms of the settlement, the Company agrees to adopt and to adhere to certain corporate governance processes in the future. In addition to these corporate governance measures, on or about October 3, 2016, the Company paid $135,000 to pay Merritts’ counsel for attorneys’ fees and expenses, or as service awards to Merritts that are approved and awarded by the Court.

SEC Investigation

In October 2014, the Board appointed a special committee (the “Special Committee”) to investigate issues arising from a federal grand jury subpoena pertaining to the Company’s financial reporting which was served upon the Company’s predecessor independent registered public accounting firm as well as certain alleged wrongdoing raised by a former employee of the Company. The Company was subsequently served with two SEC subpoenas in early November 2014. The Company is fully cooperating with the grand jury and SEC investigations. In connection with its investigation of these matters, the Special Committee in conjunction with the Audit Committee initiated an internal review by management and by an outside professional advisor of certain prior period financial reporting of the Company. The outside professional advisor reviewed the Company’s revenue recognition methodology for certain contracts for the third and fourth quarters of 2013. As a result of certain errors discovered in connection with the review by management and its professional advisor, the Audit Committee, upon management’s recommendation, concluded on December 24, 2014 that the Consolidated Financial Statements for the year ended December 31, 2013 and for the third and fourth quarters therein, as well as for the quarters ended March 31, 2014, June 30, 2014 and September 30, 2014, should no longer be relied upon and would be restated to correct the errors. On March 6, 2015 the audit committee determined that the Consolidated Financial Statements for the year ended December 31, 2012, together with all three-, six-, and nine-month financial information contained therein, and the quarterly information for the first two quarters of the 2013 fiscal year should also be restated. On March 11, 2015, the Company filed its restated Form 10 Registration Statement with the SEC with restated financial information for the years ended December 31, 2012 and December 31, 2013, and on March 16, 2015, the Company filed amended and restated quarterly reports on Form 10-Q, with restated financial information for the periods ended March 31, June 30 and September 30, 2014, respectively.

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

In March 2017, the SEC and the Company settled this matter. The Company consented to the entry of a final judgment permanently enjoining it from violations of Sections 5(a), 5(c), and 17(a) of the Securities Act and Sections 10(b), 13(a), 13(b)(2)(A), and 13(b)(2)(B) of the Exchange Act and Rules 10b-5, 12b-20, 13a-11, and 13a-13 thereunder. In connection with the settlement, the Company did not have any monetary sanctions or penalties assessed against it.

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

Creaxion

On August 23, 2017, Creaxion Corporation filed a Complaint in the Superior Court of Fulton County, Georgia, styled Creaxion Corporation, Plaintiff, v. Notis Global, Inc., Defendant, Civil Action No. 2017CV294453. Plaintiff plead counts for (1) Breach of Contract in the amount of $89,000, (2) Prejudgment interest, and (3) Attorney’s fees. The Company was served on September 26, 2017, and did not respond to the Complaint. On November 30, 2017, the Court granted plaintiff’s request for a Default Judgment in the amount of $89,000. Further, the Court scheduled a hearing for December 14, 2017, in respect of expenses, attorney’s fees, and interest at a rate of 6.25%. On December 14, 2017, the court entered into default judgment for the plaintiff for $89,000 and pre judgment interest at a rate of 6.25%.

Sheppard, Mullin

On October 27, 2017, Sheppard Mullin filed a Complaint in the Superior Court of the State of California for the County of Los Angeles, styled Sheppard, Mullin, Richter & Hampton LLP, a California limited liability partnership, plaintiff v. Notis Global, Inc., a Nevada corporation, formerly known as Medbox, Inc.; and Does 1-10, inclusive, Defendants, Case No. BC681382. Plaintiff plead causes of action for (1) Breach of Contract; (2) Account Stated; and (3) and Unjust Enrichment, seeking approximately $240,000. The Company accepted service on November 10, 2017, and, as of the date of this Report, has not responded to the complaint. On May 17, 2018, the court entered judgment in favor of Sheppard Mullin in the amount of $277,998.77. On June 25, 2018, the Company entered into a settlement agreement with Sheppard Mullin pursuant to which the Company agreed to pay $50,000 due by June 29, 2018 and $25,000 due by June 28, 2019. The Company tendered both of the payments on the agreed-upon schedule.

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

NOTE 14 – SUBSEQUENT EVENTS

The Company evaluates events that have occurred after the balance sheet date of December 31, 2017, through the date which the Consolidated Financial Statements were issued. Based upon the review, other than described in Note 14 – Subsequent Events, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the Consolidated Financial Statements.

Subsequent to December 31, 2017, the Company issued 20 convertible notes to third party lenders totaling $2,143,499. These notes accrue interest at a rate of 10% per annum and mature with interest and principal both due between December 2018 through September 2020.

Subsequent to December 31, 2017, the Company issued 2 notes to third party lenders totaling $200,000. These notes accrue interest at a rate of 10% per annum and mature with interest and principal both due between April 2019 through May 2019.

Subsequent to December 31, 2017, the Company settled Investor #2 notes with a principal balance of $2,595,895 for $2,350,000. The Company is currently in default on the settlement agreement.

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

Office Lease

On January 25, 2019, the Company entered into a seven-year operating lease for approximately 1,840 square feet of office space for employees in Red Bank, New Jersey. The commencement date of this agreement was May 1, 2019; currently, the Company is operating out of a temporary space while the full space is prepared. The monthly rent is $1,200 for the temporary space which ends August 30, 2019. The minimum monthly lease payments, once the space is complete, will be $3,000.

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

Upon the execution of the Joint Venture Agreement, Canbiola Sub delivered to NY – SHI a cash payment of $500,000 and, on July 22, 2019, Canbiola issued and delivered $500,000 in value of Canbiola’s common stock (12,074,089 shares) to NY– SHI, upon NY – SHI’s amendment of the Cultivating License to add the NY Hemp Depot Facility. Additionally, SHI Farms has agreed to sell certain isolate to Canbiola or its designated affiliate at the cost of processing the isolate from biomass and granted Canbiola Sub an interest in the one and one-half percent payments due to SHI Farms in connection with its agreements with Mile High Labs.

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

Pursuant to the terms of the March 2018 Aeon Agreement, Shi Farms will pay royalties to Aeon in an amount equal to 50% of gross sales of product from the 2018-2019 Crop until the principal investment is fully repaid. Shi Farms will then pay 20% of gross sales of the 2018-2019 Crop to Aeon until gross sales equal $10 million. Once gross sales exceed $10 million, Shi Farms will pay Aeon 10% of gross sales. Payments will be made monthly until all products from the 2018-2019 harvest are sold. The March 2018 Aeon Agreement provides that the Company will also issue to Aeon shares of Common Stock valued at $100,000 and grants Aeon a five-year right of first negotiation, in the event Shi Farms seeks additional financing. In July of 2019, at the request of Aeon, the share issuance was amended to become an issuance of warrants for the purchase of $100,000 of shares of our common stock.

As of July 31, 2019, in connection with the March 2018 Aeon Agreement, Shi Farms had received an investment of $1,000,000 from Aeon and has repaid $1,374,892.91 of that investment.

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

As of August 22, 2019, in connection with the RS Agreement, Shi Farms has received funding of $2,854,775 from AAG Harvest.

Preferred Units Placement Agreement

On November 19, 2018, Shi Farms entered into an agreement with AEON Capital, Inc. (“Aeon Capital”), whereby Aeon Capital provided placement agent services with respect to certain preferred membership units of the Company. In consideration for the services provided, Shi Farms has agreed to pay Aeon Capital a cash fee of up to 10% of the gross proceeds from the sale of units to investors introduced by Aeon Capital, and 2.5% of the gross proceeds from the sale of units to investors introduced by the Company. In connection with this agreement, Aeon Capital has placed $3,915,000 in preferred membership units, for which Shi Farms has paid fees of 193,490.

January 2018 Notis Global / Shi Farms Amendment to Joint Venture Agreement

On January 29, 2018, the Company (with Shi Farms as an interested party) entered into an agreement that amended the Company’s prior joint venture agreement with an individual consultant (the “Individual Consultant”), whereby the Individual Consultant was to provide certain consulting services necessary to farm, prepare, and plant 98 acres at the Pueblo, Colorado farm for the 2018 harvest. In connection with the 2017 harvest, the Company agreed to pay the Individual Consultant $75,000 in cash and $25,000 in “clone credits.” Total base compensation under the amended agreement was from $100,000 (1 to 50 acres) to $200,000 (151- 200 acres), depending on the number of acres actually planted, with additional compensation for additional planted acres, and, in each case, with the opportunity of a bonus in an amount equivalent to the relevant base compensation. The parties agreed that the compensation would be paid on a monthly basis, which will vary based upon the season. The term of the agreement commenced, when executed on January 29, 2018, and is to continue through November 4, 2020 (the expiration date of the original, pre-amended joint venture agreement). This is a summary of the amendment to the joint venture agreement and does not include every material term. Please review the entire amendment, a complete copy of which is filed as an exhibit to this Annual Report.

March 2019 Shi Farms Biomass Joint Venture Agreement

On March 29, 2019, Shi Farms entered into a joint venture agreement with two individuals (one of whom was the subject of the January 2018 joint venture agreement disclosed above) and their limited liability company (the “Consultants”), whereby the Consultants were (i) to provide their advice and assistance to Shi Farms in the cultivation of hemp and (ii) to plant 450 acres on property leased from the Consultants’ company. Shi Farms agreed to provide them with the required seeds (approximately 3,500 per acre) and to pay for their cultivation costs at the rate of $4,200 per acre for a total of $1,890,000 (or up to $150,000 per month – some months are expected to be less based on the growing season). The parties agreed that the Consultants would deliver the cultivated biomass to Shi Farms, which agreed to use its best efforts to monetize the delivered biomass to an intended and final product (i.e., isolate or other equivalent). Shi Farms would retain 87.5% of the net profits from the monetization of the biomass and the Consultants would receive the remaining 12.5% of the net profits, on a monthly basis. The term of the payments would conclude one month following the final sale of the products by Shi Farms from the relevant growing year or 24 consecutive months from the first day of the next month after the Consultants delivered the biomass to Shi Farms. The joint venture agreement will terminate on the sooner of (i) the date on which all of the parties’ obligations under the agreement have been fulfilled, (ii) on the mutual consent of the parties, or (iii) upon the action of the non-breaching party ten days following a notice of material breach of the agreement, which breach is not cured by the breaching party. This is a summary of the joint venture agreement and does not include every material term. Please review the entire agreement, a complete copy of which is filed as an exhibit to this Annual Report.

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

Marcum LLP (“Marcum”) was engaged as our independent registered public accounting firm for fiscal years ending December 31, 2015, 2016, and 2017. However, effective April 21, 2017, our Audit Committee approved, and our Board ratified the Audit Committee’s approval of, the dismissal of Marcum. On the same date, our Audit Committee engaged Sadler, Gibb & Associates, LLC (“Sadler Gibb”) as our independent registered public accounting firm for our fiscal year ending December 31, 2017. Sadler Gibb’s engagement was ratified by our Board.

Marcum’s reports on our Consolidated Financial Statements as of and for the fiscal years ended December 31, 2015 and 2016 did not contain an adverse opinion or disclaimer of opinion, nor were they modified or qualified as to uncertainty, audit scope, or accounting principles. During the fiscal years ended December 31, 2015 and 2016, and the subsequent period through April 21, 2017, the date of dismissal, there were no disagreements within the meaning of Item 304(a)(1)(iv) of Regulation S-K and the related instructions between Marcum and us on any matters of accounting principles or practices, financial statement disclosures, or auditing scope or procedures, which disagreement(s), if not resolved to the satisfaction of Marcum, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report, nor were there any reportable events as defined in Item 304(a)(1)(iv) of Regulation S-K.

Prior to engaging Sadler Gibb, we did not consult with Sadler Gibb regarding (a) the application of accounting principles to a specific completed or contemplated transaction regarding the type of audit opinions that might be rendered by Sadler Gibb on our financial statements, and Sadler Gibb did not provide any written or oral advise that was an important factor considered by us in reaching a decision as to any such accounting, auditing, or financial reporting issue, or (b) a “disagreement” or a “reportable event,” as described under Item 304(a)(2)(ii) of Regulation S-K.

ITEM 9A.	CONTROLS AND PROCEDURES.

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Executive Chairman, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current Executive Chairman (our “Certifying Officer”), the effectiveness of our disclosure controls and procedures as of December 31, 2017, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, as of December 31, 2017, our disclosure controls and procedures were not effective.

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

Management’s Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Internal control over financial reporting is a process, including policies and procedures, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Our management assessed our internal control over financial reporting based on the Internal Control—Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of this assessment, our management concluded that our internal control over financial reporting was not effective as of December 31, 2017 based on such criteria.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met under all potential conditions, regardless of how remote, and may not prevent or detect all errors and all fraud. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been prevented or detected. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Auditor’s Report on Internal Control over Financial Reporting

This Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this Report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the year ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Below are the names and certain information of our directors. Certain of our directors perform the functions of executive officers, but are not formally engaged as such

NAME	AGE	POSITION
Ned L. Siegel	68	Executive Chairman
Charles K. Miller	58	Director
Andrew Kantarzhi	35	Director
Judith Hammerschmidt	65	Director
Thomas A. Gallo	58	Director

Ned L. Siegel

Ambassador Siegel has served on our Board since April 2014. He was appointed as Chairman of the Board on December 17, 2014 and Executive Chairman on July 28, 2017. Ambassador Siegel has served as President of The Siegel Group, Inc., a real estate development, management services, and consulting company since September 1997. From October 2007 until January 2009, he served as the United States Ambassador to the Commonwealth of The Bahamas. Prior to his Ambassadorship, in 2006 he served with Ambassador John R. Bolton at the United Nations in New York, as the Senior Advisor to the U.S. Mission and as the United States Representative to the 61st Session of the United Nations General Assembly. From 2003-2007, he served on the Board of Directors of the Overseas Private Investment Corporation (OPIC), which was established to help U.S. businesses invest overseas, foster economic development in new and emerging markets, complement the private sector in managing the risk associated with foreign direct investment, and support U.S. foreign policy. He received a Bachelor of Arts degree from the University of Connecticut in 1973 and Juris Doctorate degree from the Dickinson School of Law in 1976. In December 2014, he received an honorary degree of Doctor of Business Administration from the University of South Carolina. Ambassador Siegel also serves on the Board of Directors of GBT Technologies, Inc. He previously served on the Board of Directors of Healthwarehouse.com, Baltia Air Lines, Inc. dba USGlobal Airways, PositiveID Corp., and Viscount Systems. Ambassador Siegel’s managerial experience and contacts with government agencies qualifies him to serve on our Board. We believe that Ambassador Siegel is well-qualified to serve on our Board due to his management and leadership experience.

Charles K. Miller

Charles Miller has served on our Board since May 16, 2017. He was the Chief Financial Officer of Tekmark Global Solutions from September 1997 to June 2017. He was elected to the Board of Directors of InterCloud Systems, Inc. (OTCQB: ICLD) (“Intercloud”), in November 2012. Intercloud is a New Jersey-based global single-source provider of value-added services for both corporate enterprises and service providers. Mr. Miller received his Bachelor of Sciences degree in accounting and his Master of Business Administration degree from Rider College and is a Certified Public Accountant in New Jersey. We believe that Mr. Miller’s more than 30 years of financial experience will provide a financial stability benefit to us, our stockholders, and our Board.

Andrew Kantarzhi

Andrew Kantarzhi has served on our Board since May 16, 2017. He is a US-born multi-lingual veteran within the international commodities industry. For almost two decades, he has assisted publicly traded multi-national corporations develop new business, mergers, and acquisitions.  Mr. Kantarzhi began his career in 2006 as a Director of Sales and Marketing for The International Management Group (“WWE/IMG”). He was successful in simultaneously assisting the company with social efforts throughout the region by creating Recreational-Education Programs for the under-privileged youth living in the Republic of Kazakhstan, a tradition the local affiliate has continued. In 2010, Mr. Kantarzhi was hired to the Eurasian Natural Resources Corporation (LSE: ENRC, KASE: GB_ENRC) (“ENRC”), heading its Nur-Sultan (Astana) Raw-Materials Division. In 2011, he was promoted to the ENRC Marketing headquarters in Moscow, Russia. After Mr. Kantarzhi was retained by Traxys North America LLC, a leading commodities trading firm and member of The Carlyle Group (NASDAQ: CG), he returned to the United States in 2013. Today, Mr. Kantarzhi is President and Chairman of Garty, LLC, an entity that manages investments for firms within the global cannabis and commodities industries. He previously held the position of Chief Commercial Officer for OC Testing, a Cannabis Testing Company. We believe that Mr. Kantarzhi’s inter-industry experience will provide a benefit to us, our stockholders, and our Board.

Judith Hammerschmidt

Judith Hammerschmidt has served on our Board since June 1, 2017. She has spent the last 37 years as an international attorney. She began her career as a Special Assistant to two Attorneys General of the United States, focusing on international matters of interest to the US government, including negotiating treaties and agreements with foreign governments. She then joined Dickstein, Shapiro & Morin, LLP, a Washington, D.C. firm, where she represented companies around the world as they expanded internationally in high regulated environments. Her clients included Guess? Inc., Pfizer Inc., Merck & Co., Inc., the Receiver for Bank of Credit and Commerce International of the United Arab Emirates, Recycled Paper Products, Inc., and Herbalife Nutrition Ltd. (“Herbalife”). She provided structuring, growth, and regulatory advice for these and other companies. She joined Herbalife as Vice President and General Counsel of Europe in 1994, becoming Executive Vice President and International Chief Counsel in 1996. In 2002, she was part of the management group that sold Herbalife. Since that time, she has served as outside counsel to a series of entrepreneurial companies looking to expand internationally, primarily in the food and drug/nutritional supplements space. In addition, Ms. Hammerschmidt was a Principal in JBT, LLC, a privately held company that owned “mindful dining” restaurants in the Washington, D.C. area. Those properties were sold in 2010. She continues to act as outside counsel for small companies while serving on our Board. We believe that Ms. Hammerschmidt’s legal experience will provide a benefit to us, our stockholders, and our Board.

Thomas A. Gallo

Thomas Gallo has served on our Board since May 16, 2017. Mr. Gallo is an accomplished Wall Street executive and entrepreneur with over 25 years of experience. Recently, Mr. Gallo was the founder and Senior Managing Director of The Strategic Advisory Group (“SAG”). For the past five years at SAG, Mr. Gallo has worked with chief executive officers and board members of public and private companies where he has advised on business development, strategic planning, change management, team building, as well as investment banking and raising capital through his association with various broker-dealers. Prior to that, he was a co-founder of Moneta Capital Advisors, a merchant bank that focused on investing and advising service industry providers. From 1991 to 2001, Mr. Gallo was a co-founder of M.S. Farrell & Co., a Wall Street investment bank and brokerage firm, where he held various C-level positions including Chairman, Chief Executive Officer, and President. Over his career, he has held a number of board positions at both public and private companies in industries such as medical devices and motorsports. He earned his degree from the College of Business Administration at Fordham University in the Bronx borough of New York City, New York. We believe that Mr. Gallo’s industry experience will provide a benefit to us, our stockholders, and our Board.

There are no family relationships among any of our directors.

Board Leadership Structure and Role in Risk Oversight

Our Board is primarily responsible for overseeing our risk management processes. Our Board receives and reviews periodic reports from management, auditors, legal counsel, and others, as considered appropriate regarding our assessment of risks. Our Board focuses on the most significant risks we face and our general risk management strategy, and also ensures that risks undertaken by us are consistent with our Board’s appetite for risk. While our Board oversees our risk management, management is responsible for day-to-day risk management processes. We believe this division of responsibilities is the most effective approach for addressing the risks we face and that our board leadership structure supports this approach.

Terms of Office

Our directors are elected to hold office until the next annual meeting of stockholders or until their successors have been duly elected and qualified.

Our officers will be appointed by our Board and will hold office until removed by our Board, unless subject to any employment agreement with such officer.

Involvement in Certain Legal Proceedings

In June 2017, Mr. Gallo, a Series 7 registered representative, was contacted by FINRA regarding a customer complaint filed with FINRA through its website. The customer was an experienced accredited investor, who, in August 2014, invested in two bridge loans, losing approximately $33,000 in the last loan. Mr. Gallo, pursuant to a Letter of Acceptance, Waiver, and Consent, has concluded involvement in this matter as of 2019.

To our knowledge, except as set forth above, our directors and executive officers have not been involved in any of the following events during the past ten years:

1.	any bankruptcy petition filed by or against such person or any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.	being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting his involvement in any type of business, securities, or banking activities or to be associated with any person practicing in banking or securities activities;

4.	being found by a court of competent jurisdiction in a civil action, the SEC, or the Commodity Futures Trading Commission to have violated a Federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5.	being subject of, or a party to, any Federal or state judicial or administrative order, judgment decree, or finding, not subsequently reversed, suspended, or vacated, relating to an alleged violation of any Federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.	being subject of or party to any sanction or order, not subsequently reversed, suspended, or vacated, of any self-regulatory organization, any registered entity, or any equivalent exchange, association, entity, or organization that has disciplinary authority over its members or persons associated with a member.

Audit Committee

Our Audit Committee consists of Charles K. Miller (Chair), Thomas A. Gallo, and Ned L. Siegel. Our Board has determined (1) that Charles K. Miller qualifies as an “audit committee financial expert,” as defined by the SEC in Item 407(d)(5) of Regulation S-K and (2) that, other than Mr. Siegel, all members of the Audit Committee are “independent” under the independence standards set forth in Marketplace Rule 5605(a)(2) of The Nasdaq Stock Market LLC, and meet the criteria for independence as set forth in the Exchange Act. The committee monitors our compliance with our obligations under the assessment of internal control over financial reporting. There were no Audit Committee meetings in 2017.

Compensation Committee

Our Compensation Committee consists of Thomas A. Gallo, Judith Hammerschmidt (Chair), Andrew Kantarzhi, and Ned L. Siegel. Our Board has determined that, with the exception of Mr. Siegel, all members of the Compensation Committee are “independent” under the independence standards set forth in Marketplace Rule 5605(a)(2) of The Nasdaq Stock Market LLC. The committee reviews and approves the compensation of our executive officers. There were no Compensation Committee meetings in 2017.

Nominating & Governance Committee

Our Nominating & Governance Committee consists of Judith Hammerschmidt, Andrew Kantarzhi, and Ned L. Siegel (Chair). Our Board has determined that, with the exception of Mr. Siegel, all members of the Nominating & Governance Committee are “independent” under the independence standards set forth in Marketplace Rule 5605(a)(2) of The Nasdaq Stock Market LLC. The committee oversees the selection of persons to be nominated to serve on our Board. The nominating committee considers persons identified by its members, management, stockholders, investment bankers, and others. There were no Nominating & Governance Committee meetings in 2017.

Special Committee

Our Special Committee consists of Ned L. Siegel (Chair), Charles K. Miller, and Tom Gallo. The committee oversees the general operation of the Company.

Code of Ethics

Our Board has established a corporate Code of Ethics, which qualifies as a “code of ethics” as defined by Item 406 of Regulation S-K of the Exchange Act and applies to our principal executive officer, principal financial officer, principal accounting officer, or controller and all persons performing similar functions. Among other matters, the Code of Ethics is designed to deter wrongdoing and to promote:

●	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

●	full, fair, accurate, timely, and understandable disclosure in our SEC reports and other public communications;

●	compliance with applicable governmental laws, rules, and regulations, as well as the rules and regulations of any self-regulatory organizations of which we are a member;

●	prompt internal reporting of violations of the Code of Ethics to appropriate persons identified in the code; and

●	accountability for adherence to the Code of Ethics.

If we amend our Code of Ethics as it applies to the principal executive officer, principal financial officer, principal accounting officer or controller (or persons performing similar functions) or grant a waiver from any provision of the Code of Ethics to any such person.

Section 16 Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, requires our directors, executive officers, and significant stockholders (defined by statute as stockholders beneficially owning more than 10% of our common stock) to file with the SEC initial reports of beneficial ownership, and reports of changes in beneficial ownership, of our common stock. Directors, executive officers, and significant stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of the copies of Forms 3, 4, and 5 (and amendments thereto) filed with the SEC and submitted to us, and on written representations by certain directors and executive officers received by us, we believe that all of our executive officers, directors, and significant stockholders complied with all applicable filing requirements under Section 16(a) during 2017.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following sets forth the compensation paid by the Company during 2016 and 2017 to the named executive officers:

Name and Principal Position	Year	Salary	Bonus	Stock Awards	All other Compensation	Total
C. Douglas Mitchell	2017	-	-	-	-	-
Former Chief Financial Officer	2016	-	-	17,500	-	17,500

Jeffrey Goh (1)	2017	139,794	-	-	-	139,794
Former President and Chief	2016	244,995	100,000	135,000	-	479,995

Mitch Lowe (1)	2017	-	-	-	-	-
	2016	60,000	-	65,000	-	125,000

Manuel Flores (2)	2017	-	-	-	-	-
	2016	60,000	-	3,998	-	63,998

Clint Pyatt (3)	2017	110,000	-	-	-	110,000
Former Chief Operating Officer	2016	150,000	-	120,000	-	270,000

(1)	On August 16, 2017, Messrs. Clint Pyatt and Jeff Goh notified us that they would resign from our Board effective immediately.

(2)	On May 16, 2017, Messrs. Manuel Flores and Mitchel Lowe notified us that they would resign from our Board effective immediately.

Outstanding Equity Awards at December 31, 2017

There were no outstanding unexercised options, stock that has not vested, or equity incentive plan awards for named executive officers outstanding as of December 31, 2017.

Compensation of Directors

Ms. Hammerschmidt, Mr. Miller, and Mr. Kantarzhi currently each receives $2,500 per month for their services. Ambassador Siegel receives $5,000 per month as Chairman and Executive Chairman.

On August 1, 2017, we entered into an Engagement Agreement for Consulting Services with Mr. Gallo, a member of our Board, pursuant to which Mr. Gallo will provide certain management services, including public company compliance and other executive services as required by us. Under the engagement, Mr. Gallo is entitled to receive (i) a monthly fee of $20,000 commencing August 1, 2017, (ii) a $10,000 bonus when we are fully reporting, (iii) $100,000 of stock options (5-year option on 1 billion shares with $.0001 exercise price) on August 1, 2017, and (iv) $200,000 of stock options upon achieving certain milestones. The engagement was for a term of four months and was extended to August 31, 2018 and then subsequently extended to August 31, 2019. In February of 2019, Mr. Gallo became employed by us in the same basic role. By virtue of his change of status, his compensation was changed to $25,000 per month.

	2017 Director Compensation Table
	Fees earned	Stock Awards (1)	All Other Compensation	Total
Clint Pyatt(2)	20,000	-	-	20,000
J. Mitchell Lowe(3)	12,500	98	-	12,598
Manuel Flores(3)	12,500	98	-	12,598
Ned L. Siegel(4)	60,000	50,098	-	110,098
Charles Miller	17,500	-	-	17,500
Andrew Kantarzhi	17,500	-	-	17,500
Judith Hammerschmidt	17,500	-	-	17,500
Thomas Gallo	115,000	-	-	115,000

(1)	The amounts listed in the Restricted Stock Awards and Restricted Stock Unit Awards column reflect the fair value of the stock awards granted in accordance with FASB ASC Topic 718, which calls for the restricted stock or restricted stock units to be valued based on the market price of our common stock based on the grant date. See Note 9 of our Consolidated Financial Statements for the year ended December 31, 2017 included in this Report.

(2)	On August 16, 2017, Messrs. Clint Pyatt and Jeff Goh, notified us that they would resign from our Board effective immediately.

(3)	On May 16, 2017, Messrs. Manuel Flores and Mitchel Lowe, notified us that they would resign from our Board effective immediately.

(4)	Ambassador Siegel entered into a Director Retention Agreement with the Company and its majority stockholder on April 1, 2014. The term expires on March 31, 2016, unless Ambassador Siegel is elected to a subsequent term, which would cause the term of the agreement to extend until March 31, 2017. Pursuant to the agreement, Ambassador Siegel receives a fee of $4,000 per month during the term, which may be adjusted to $5,000 per month as determined by the CEO of the Company and Ambassador Siegel. Ambassador Siegel received the following award under the Company’s 2014 Equity Incentive Plan pursuant to the agreement: during the first year, Ambassador Siegel received 168,750 shares of restricted stock vested over a six-month period beginning September 1, 2014 and 56,250 restricted stock units which vested over a six-month period beginning September 1, 2014. For each of his second and third year of service (if elected for a third year), Ambassador Siegel will receive 100,000 shares of stock, comprising 75,000 shares of restricted stock vesting quarterly over a 12-month period, and 25,000 restricted stock units vesting quarterly over a 12-month period. in recognition of Ambassador Siegel’ additional extraordinary services during 2015, Ambassador Siegel also received an additional bonus in the amount of $371,666 with 20% of the bonus paid in the Company’s common stock at $.0621 per share (share price on the date of grant) for a total grant of 1,196,988 shares under the Company’s 2014 Equity Incentive Plan with the remainder paid in cash including $50,000 already paid with the remainder paid at $30,918 per month from August 2015 until March 2016. In December 2014, the Director Retention Agreement was amended so that if the director was removed prior to March 31, 2016, all his unvested securities shall immediately vest and all remaining director fees for the term of the Director Retention Agreement would be paid at the time of the removal. On January 6, 2016, the Company entered into a Second Amendment to the Director Retention Agreement pursuant to which Ambassador Siegel would be entitled to a quarterly director fee of $15,000 and 325,000 shares of the Company’s common stock for each quarter that he served on the Board. On December 31, 2017, the Board approved the consolidation of all unpaid compensation as follows: (i) reprice of 4,009,222 warrants at $0.0001 per share; (ii) 399,320,000 shares of common stock to be issued upon increasing of the Company’s authorized capital stock; (iii) $96,000 cash payment; and (iv) $330,000 of common stock (3,330,000,000 shares of common stock). The issuance of the shares of common stock will occur once the Company has available authorized capital stock and the cash payments will commence after the Company is current with its Exchange Act filings.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth certain information, as of November 26, 2019 with respect to the beneficial ownership of the outstanding common stock of the Company by (i) any holder of more than five (5%) percent of such class; (ii) each of our directors and executive officers; and (iii) our directors and executive officers as a group. Except as otherwise indicated, to our knowledge each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

The percentage of class beneficially owned is based on the 9,982,923,868 shares of the Company’s common stock that, as of November 26, 2019, are issued and outstanding and certificated. Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Pursuant to the rules of the SEC, shares of common stock which an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants or the conversion of convertible securities are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be beneficially owned and outstanding for the purpose of computing the percentage ownership of any other person shown in the table.

Common Stock Table

Name (1)	Number of Shares Beneficially Owned	Percentage of Outstanding Shares Beneficially Owned
Ned L. Siegel(2)	30,753,133	*
Charles K. Miller	0	*
Andrew Kantarzhi	0	*
Judith Hammerschmidt	0	*
Thomas A. Gallo	0	*
All directors as a group (5 persons)	30,753,133	*

*	Less than 1%.

(1)	The address for all directors and officers is “in care of” Notis Global, Inc., 65 Mechanic Street, Red Bank, New Jersey 07701.

(2)	Includes 13,994,788 shares of our common stock and does not include 3,729,320,000 shares of our common stock or the shares of our common stock underlying 4,009,222 warrants that were granted by our Board but have not been issued due to the lack of available authorized common stock.

Equity Compensation Plan Information

In August 2014, we adopted the Notis Global, Inc. 2014 Equity Incentive Plan (the “Plan”), under which up to 2,000,000 shares of our common stock are authorized for issuance to directors, officers, employees, and consultants of the Company. On June 28, 2015, our Board amended the Plan to increase the aggregate number of shares that may be issued under the Plan to 15,000,000 shares of our common stock.

The following table sets forth information concerning (i) all compensation plans previously approved by our security holders and (ii) all compensation plans not previously approved by our security holders as of December 31, 2017.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column
Equity compensation plan approved by security holders	-	$-	-
Equity compensation plans not approved by security holders	7,346,090	0.05	4,495,986
Total	7,346,090	$0.05	4,495,986

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

During the first quarter of 2016, we issued three convertible notes to one of our directors in the aggregate principal amount of $75,000 and one convertible note to another of our directors in the aggregate principal amount of $25,000, plus a convertible note to each of our other two directors, in the amount of $2,500 each. For additional information, see Note 12 to our Consolidated Financial Statements.

In the second quarter of 2016, the Company issued promissory notes to all of the directors in exchange for past unpaid cash bonuses, board compensation and expenses. For additional information, see Note 10, to our Consolidated Financial Statements.

We have adopted a related party transaction policy. Under that policy, when and if we contemplate entering into a transaction in which any executive officer, director, nominee, or any family member of the foregoing would have a direct or indirect interest, regardless of the amount involved, the terms of such transaction are to be presented to our Audit Committee (other than any interested director) for approval.

Director Independence

Our Board has determined that, with the exception of Mr. Siegel, all of our directors are “independent” under the independence standards set forth in Marketplace Rule 5605(a)(2) of The Nasdaq Stock Market LLC.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

During the fiscal year ending December 31, 2015, Marcum LLP was the Company’s independent registered public accounting firm and remained so through April 21, 2017. Effective April 21, 2017, the Company engaged Sadler, Gibb & Associates, LLC as its independent registered public accounting firm for the Company’s fiscal year ending December 31, 2016 and 2017.

The following table sets forth fees paid or to be paid for professional audit services rendered Sadler, Gibb & Associates, LLC and Marcum LLP for the audit of our annual financial statements for the fiscal years ended December 31, 2016 and 2017.

Sadler, Gibb & Associates, LLC	2016	2017
Audit Fees(1)	$150,000	$150,000
Audit-Related Fees(2)	$-	$-
Tax Fees(3)	$-	$-
All Other Fees(4)	$-	$-

Marcum LLP	2016	2017
Audit Fees(1)	$397,105	$-
Audit-Related Fees(2)	$-	$-
Tax Fees(3)	$-	$-
All Other Fees(4)	$-	$-

(1)	Audit fees consist of fees billed for professional services rendered for the audit of our annual financial statements.

(2)	Audit-related fees include costs incurred for reviews of registration statements and consultations on various accounting matters in support of the Company’s financial statements.

(3)	Tax fees consist of fees for tax compliance matters.

(4)	The Company incurred no additional fees for other products and services rendered in fiscal 2017 and 2016.

Policy for Pre-Approval of Independent Registered Public Accounting Firm Services

The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by our independent registered public accounting firm. These services may include audit services, audit-related services, tax services, and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the specific service or category of service and is generally subject to a specific budget. The independent registered public accounting firm and management are required to periodically communicate to the Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis.

PART IV.

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Report:

(1)	Financial Statements

(b)	The following exhibits are filed herewith as a part of this Annual Report:

Exhibit Number	Description
3.1	Articles of Incorporation filed with the Secretary of State on June 16, 1977, which was filed as Exhibit 3.1 to our Form 10 (File 000-54928) filed with the Securities and Exchange Commission on April 10, 2013, and is incorporated herein by reference thereto.

3.2	Certificate of Amendment of Articles of Incorporation filed with the Secretary of State on September 18, 1998, which was filed as Exhibit 3.2 to our Form 10 (File 000-54928) filed with the Securities and Exchange Commission on April 10, 2013 and is incorporated herein by reference thereto.

3.3	Certificate of Amendment of Articles of Incorporation filed with the Secretary of State on May 12, 2000, which was filed as Exhibit 3.3 to our Form 10 (File 000-54928) filed with the Securities and Exchange Commission on April 10, 2013 and is incorporated herein by reference thereto.

3.4	Certificate of Amendment of Articles of Incorporation filed with the Secretary of State on November 16, 2006, which was filed as Exhibit 3.4 to our Form 10 (File 000-54928) filed with the Securities and Exchange Commission on April 10, 2013 and is incorporated herein by reference thereto.

3.5	Certificate of Amendment of Articles of Incorporation filed with the Secretary of State on January 11, 2008, which was filed as Exhibit 3.5 to our Form 10 (File 000-54928) filed with the Securities and Exchange Commission on April 10, 2013 and is incorporated herein by reference thereto.

3.6	Certificate of Amendment of Articles of Incorporation filed with the Secretary of State on August 4, 2009, which was filed as Exhibit 3.6 to our Form 10 (File 000-54928) filed with the Securities and Exchange Commission on April 10, 2013 and is incorporated herein by reference thereto.

3.7	Certificate of Amendment of Articles of Incorporation filed with the Secretary of State on August 21, 2009, which was filed as Exhibit 3.7 to our Form 10 (File 000-54928) filed with the Securities and Exchange Commission on April 10, 2013 and is incorporated herein by reference thereto.

3.8	Certificate of Amendment of Articles of Incorporation filed with the Secretary of State on February 14, 2011, which was filed as Exhibit 3.8 to our Form 10 (File 000-54928) filed with the Securities and Exchange Commission on April 10, 2013 and is incorporated herein by reference thereto.

3.9	Certificate of Amendment of Articles of Incorporation filed with the Secretary of State on August 30, 2011, which was filed as Exhibit 3.9 to our Form 10 (File 000-54928) filed with the Securities and Exchange Commission on April 10, 2013 and is incorporated herein by reference thereto.

3.10	Certificate of Amendment of Articles of Incorporation filed with the Secretary of State on July 15, 2013, which was filed as Exhibit 3.10 to our Registration Statement on Form S-1, as amended, (File 333-189993) filed with the Securities and Exchange Commission on July 17, 2013, and is incorporated herein by reference thereto.

3.11	Certificate of Amendment of Articles of Incorporation filed with the Secretary of State on October 27, 2015, which was filed as Exhibit 3.11 to our Registration Statement Form S-1 (Registration No. 333-207464) filed with the Securities and Exchange Commission on December 1, 2015, and is incorporated herein by reference thereto.

3.12	Amended and Restated Bylaws of Medbox, Inc. dated July 11, 2013, which were filed as Exhibit 3.11 to our Registration Statement on Form S-1, as amended, (File 333-189993) filed with the Securities and Exchange Commission on July 17, 2013, and is incorporated herein by reference thereto.

3.13	Amendment No. 1 to Restated Bylaws of Medbox, Inc. dated December 16, 2014, which was filed as Exhibit 3.1 to our Form 8-K (File No. 000-54928), filed with the Commission on December 22, 2014, and is incorporated herein by reference thereto.

3.14	Amendment No. 2 to Amended and Restated Bylaws of Medbox Inc. dated December 22, 2014, which was filed as Exhibit 3.1 to Registrant’s Form 8-K (File No. 000-54928), filed with the Commission on December 30, 2014, and is incorporated herein by reference thereto.

3.15	Articles of Merger, as filed with the Secretary of State of the State of Nevada on January 21, 2016 (44)

10.9	Securities Purchase Agreement, dated July 21, 2014, which was filed as Exhibit 10.1 to our Form 8-K (File No. 000-54928), filed with the Commission on July 25, 2014, and is incorporated herein by reference thereto.

10.10	Registration Rights Agreement, dated July 21, 2014, which was filed as Exhibit 10.2 to our Form 8-K (File No. 000-54928), filed with the Commission on July 25, 2014, and is incorporated herein by reference thereto.

10.11	10% Convertible Debenture due July 21, 2015, which was filed as Exhibit 10.3 to our Form 8-K (File No. 000-54928), filed with the Commission on July 25, 2014, and is incorporated herein by reference thereto.

10.13	Form of 2015 Warrant For the Purchase of Shares of Common Stock which was filed as Exhibit 10.13 to our Form 10-K (File No. 000-54928), filed with the Commission on April 13, 2016, and is incorporated herein by reference thereto.

10.14	Securities Purchase Agreement, dated September 19, 2014 which was filed as Exhibit 10.1 to our Form 8-K (File No. 000-54928), filed with the Commission on September 24, 2014, and is incorporated herein by reference thereto.

10.15	Registration Rights Agreement which was filed as Exhibit 10.2 to our Form 8-K (File No. 000-54928), filed with the Commission on September 24, 2014, and is incorporated herein by reference thereto.

10.16	5% Convertible Debenture issued September 19, 2014 to YA Global Master SPV, Ltd. which was filed as Exhibit 10.3 to our Form 8-K (File No. 000-54928), filed with the Commission on September 24, 2014, and is incorporated herein by reference thereto.

10.17	Amendment No. 1 to Securities Purchase Agreement which was filed as Exhibit 10.4 to our Form 8-K (File No. 000-54928), filed with the Commission on September 24, 2014, and is incorporated herein by reference thereto.

10.18	Agreement, dated January 21, 2015, by and among the Company, P. Vincent Mehdizadeh and PVM International, Inc., and Invent Chase, Incorporated (12)

10.19	Voting Agreement, dated January 21, 2015, by and among the Company, P. Vincent Mehdizadeh, PVM International, Inc. and Vincent Chase, Incorporated which was filed as Exhibit 10.2 to our Form 8-K (File No. 000-54928), filed with the Commission on January 26, 2015, and is incorporated herein by reference thereto.

10.20	Amendment, Modification, and Supplement to Securities Purchase Agreement dated January 30, 2015 which was filed as Exhibit 10.1 to our Form 8-K (File No. 000-54928), filed with the Commission on February 2, 2015, and is incorporated herein by reference thereto.

10.21	Amended and Restated 10% Convertible Debenture dated January 30, 2015 which was filed as Exhibit 10.2 to our Form 8-K (File No. 000-54928), filed with the Commission on February 2, 2015, and is incorporated herein by reference thereto.

10.22	Form of 10% Convertible Debenture which was filed as Exhibit 10.3 to our Form 8-K (File No. 000-54928), filed with the Commission on February 2, 2015, and is incorporated herein by reference thereto.

10.23	Amendment dated January 30, 2015 to Debenture Agreement which was filed as Exhibit 10.4 to our Form 8-K (File No. 000-54928), filed with the Commission on February 2, 2015, and is incorporated herein by reference thereto.

10.24	Form of Warrant For the Purchase of Shares of Common Stock which was filed as Exhibit 10.5 to our Form 8-K (File No. 000-54928), filed with the Commission on February 2, 2015, and is incorporated herein by reference thereto.

10.25	Amendment, Modification, and Supplement to Securities Purchase Agreement which was filed as Exhibit 10.6 to our Form 8-K (File No. 000-54928), filed with the Commission on February 2, 2015, and is incorporated herein by reference thereto.

10.26	Amended and Restated 5% Convertible Debenture due September 19, 2015 which was filed as Exhibit 10.7 to our Form 8-K (File No. 000-54928), filed with the Commission on February 2, 2015, and is incorporated herein by reference thereto.

10.27	Form of 5% Convertible Debenture which was filed as Exhibit 10.8 to our Form 8-K (File No. 000-54928), filed with the Commission on February 2, 2015, and is incorporated herein by reference thereto.

10.28	Amendment to Debenture Agreement due September 19, 2015 which was filed as Exhibit 10.9 to our Form 8-K (File No. 000-54928), filed with the Commission on February 2, 2015, and is incorporated herein by reference thereto.

10.29

Form of Warrant for the Purchase of Common Stock which was filed as Exhibit 10.10 to our Form 8-K (File No. 000-54928), filed with the Commission on February 2, 2015, and is incorporated herein by reference thereto.

10.30	Form 8% Convertible Debenture which was filed as Exhibit 10.11 to our Form 8-K (File No. 000-54928), filed with the Commission on February 2, 2015, and is incorporated herein by reference thereto.

10.31	Medbox, Inc. 2014 Equity Incentive Plan which was filed as Exhibit 10.1 to our Form S-8 (File No. 333-198441), filed with the Commission on August 28, 2014, and is incorporated herein by reference thereto.

10.33	Siegel Director Retention Agreement dated October 22, 2014 which was filed as Exhibit 10.1 to our Form 8-K/A (File No. 000-54928), filed with the Commission on March 25, 2015, and is incorporated herein by reference thereto+

10.35	Amendment to Director Retention Agreement which was filed as Exhibit 10.35 to our Form 10-K (File No. 000-54928), filed with the Commission on March 26, 2015, and is incorporated herein by reference thereto.+

10.39	Exclusive Trademark and Patent License Agreement Between PVM International, Inc. and Medbox, Inc., dated as of April 1, 2013 which was filed as Exhibit 10.9 to our Form 10 (File No. 000-54928), filed with the Commission on April 10, 2013, and is incorporated herein by reference thereto.

10.40	Promissory Note issued to PVM International, Inc., dated January 1, 2012 which was filed as Exhibit 10.10 to our Form S-1 (File No. 333-189993), filed with the Commission on July 17, 2013, and is incorporated herein by reference thereto.

10.43	Second Amended and Restated Technology License Agreement, dated February 27, 2014, between Bio-Tech Medical Software, Inc. and Medbox, Inc. which was filed as Exhibit 10.15 to our Form 10 (File No. 000-54928), filed with the Commission on May 13, 2014, and is incorporated herein by reference thereto.

10.44	Amendment, Modification, and Supplement to Securities Purchase Agreement dated March 24, 2015 which was filed as Exhibit 10.2 to our Form 8-K (File No. 000-54928), filed with the Commission on April 3, 2015, and is incorporated herein by reference thereto.

10.45	Written Waiver Agreement which was filed as Exhibit 10.3 to our Form 8-K (File No. 000-54928), filed with the Commission on April 3, 2015, and is incorporated herein by reference thereto.

10.46	Debenture Amendment Agreement dated March 13, 2015 which was filed as Exhibit 10.1 to our Form 8-K (File No. 000-54928), filed with the Commission on April 3, 2015, and is incorporated herein by reference thereto.

10.47	Amendment to Amendment Modification and Supplement to Securities Purchase Agreement, dated April 8, 2015 which was filed as Exhibit 10.1 to our Form 8-K (File No. 000-54928), filed with the Commission on May 6, 2015, and is incorporated herein by reference thereto.

10.48	Second Amendment to Amendment Modification and Supplement to Securities Purchase Agreement, dated April 24, 2015 which was filed as Exhibit 10.2 to our Form 8-K (File No. 000-54928), filed with the Commission on May 6, 2015, and is incorporated herein by reference thereto.

10.49	Second Written Waiver Agreement, dated April 24, 2015 which was filed as Exhibit 10.3 to our Form 8-K (File No. 000-54928), filed with the Commission on May 6, 2015, and is incorporated herein by reference thereto.

10.50	Third Amendment to Amendment Modification and Supplement to Securities Purchase Agreement, dated May 15, 2015 was filed as Exhibit 10.50 to our Amendment No. 2 to our Form S-1 (File No. 333-203299), filed with the Commission on May 22, 2014, and is incorporated herein by reference thereto.

10.51	Third Written Waiver Agreement, dated May 15, 2015 which was filed as Exhibit 10.51 to our Amendment No. 2 to our Form S-1 (File No. 333-203299), filed with the Commission on May 22, 2014, and is incorporated herein by reference thereto.

10.53	Promissory Note, dated June 30, 2015 which was filed as Exhibit 10.1 to our Form 8-K (File No. 000-54928), filed with the Commission on July 7, 2015, and is incorporated herein by reference thereto.

10.55	First Amendment to Voting Agreement, dated August 11, 2015 among the Company, the VM Group and each member of the Board of Directors of the Company which was filed as Exhibit 10.1 to our Form 8-K (File No. 000-54928), filed with the Commission on August 9, 2015, and is incorporated herein by reference thereto.

10.56	Form of Securities Purchase Agreement, dated August 14, 2015 between the Company and the August 14 Investor which was filed as Exhibit 10.2 to our Form 8-K (File No. 000-54928), filed with the Commission on August 9, 2015, and is incorporated herein by reference thereto.

10.57	Registration Rights Agreement, dated August 14, 2015 between the Company and Redwood Management, LLC which was filed as Exhibit 10.3 to our Form 8-K (File No. 000-54928), filed with the Commission on August 9, 2015, and is incorporated herein by reference thereto.

10.58	Form of Debenture between the Company and Redwood Management, LLC which was filed as Exhibit 10.4 to our Form 8-K (File No. 000-54928), filed with the Commission on August 9, 2015, and is incorporated herein by reference thereto.

10.59	Second Amendment to Voting Agreement, dated August 21, 2015 among the Company, the VM Group and each member of the Board of Directors of the Company which was filed as Exhibit 10.1 to our Form 8-K (File No. 000-54928), filed with the Commission on August 26, 2015, and is incorporated herein by reference thereto.

10.60	Securities Purchase Agreement, dated August 20, 2015 between the Company and the August 20 Investor which was filed as Exhibit 10.1 to our Form 8-K (File No. 000-54928), filed with the Commission on August 26, 2015, and is incorporated herein by reference thereto.

88

10.61

Registration Rights Agreement, dated August 20, 2015 between the Company and Yorkville Advisors Global, LP which was filed as Exhibit 10.2 to our Form 8-K (File No. 000-54928), filed with the Commission on August 26, 2015, and is incorporated herein by reference thereto.

10.62	Form of Debenture under August 20 Securities Purchase Agreement which was filed as Exhibit 10.3 to our Form 8-K (File No. 000-54928), filed with the Commission on August 26, 2015, and is incorporated herein by reference thereto.

10.63	Form of Warrant under August 20 Securities Purchase Agreement which was filed as Exhibit 10.4 to our Form 8-K (File No. 000-54928), filed with the Commission on August 26, 2015, and is incorporated herein by reference thereto.

10.64	Form of Security Agreement, dated August 21, 2015 between the Company and certain investors which was filed as Exhibit 10.5 to our Form 8-K (File No. 000-54928), filed with the Commission on August 26, 2015, and is incorporated herein by reference thereto.

10.65	First Amendment to Securities Purchase Agreement, dated September 4, 2015, among the Company and Redwood Management, LLC which was filed as Exhibit 10.1 to our Form 8-K (File No. 000-54928), filed with the Commission on September 11, 2015, and is incorporated herein by reference thereto.

10.66	Supplemental Agreement, dated September 18, 2015 between the Company and YA Global Master SPV, Ltd. which was filed as Exhibit 10.1 to our Form 8-K (File No. 000-54928), filed with the Commission on September 18, 2015, and is incorporated herein by reference thereto.

10.67	September 2014 Warrant Amendment, dated September 18, 2015 which was filed as Exhibit 10.2 to our Form 8-K (File No. 000-54928), filed with the Commission on September 18, 2015, and is incorporated herein by reference thereto.

10.68	Side Letter, dated September 22, 2015, to Securities Purchase Agreements, dated August 14, 2015 and July 21, 2014, as amended, and the 10% Convertible Debentures issued thereunder, among the Company and Redwood Management LLC which was filed as Exhibit 10.1 to our Form 8-K (File No. 000-54928), filed with the Commission on September 28, 2015, and is incorporated herein by reference thereto.

10.69	Supplemental Agreement, dated September 28, 2015 between the Company and Redwood Management LLC which was filed as Exhibit 10.1 to our Form 8-K (File No. 000-54928), filed with the Commission on October 2, 2015, and is incorporated herein by reference thereto.

10.70	July 2014 Warrant Amendment, dated September 28, 2015 which was filed as Exhibit 10.2 to our Form 8-K (File No. 000-54928), filed with the Commission on October 2, 2015, and is incorporated herein by reference thereto.

10.71	Side Letter, dated September 29, 2015, to Securities Purchase Agreement, dated September 19, 2014, as amended, the 5% Convertible Debenture issued April 3, 2015 thereunder, and Securities Purchase Agreement, dated August 20, 2015, as amended, among the Company and YA Global Master SPV, Ltd. which was filed as Exhibit 10.1 to our Form 8-K (File No. 000-54928), filed with the Commission on October 2, 2015, and is incorporated herein by reference thereto.

10.72	Purchase Agreement, dated October 14, 2015 between the Company and MPP Holdings LLC which was filed as Exhibit 10.72 to our Form S-1 (File No. 333-207464), filed with the Commission on October 16, 2015, and is incorporated herein by reference thereto.

10.73	Form of 10% Convertible Debenture between the Company and MPP Holdings LLC which was filed as Exhibit 10.73 to our Form S-1 (File No. 333-207464), filed with the Commission on October 16, 2015, and is incorporated herein by reference thereto.

10.74	Agreement of Purchase and Sale of Membership Interest entered into July 23, 2015 between and East West Secured Development, LLC and the Company of 100% of the membership interest of EWSD I LLC which was filed as Exhibit 10.1 to our Form 10-Q (File No. 000-54928), filed with the Commission on November 12, 2015, and is incorporated herein by reference thereto.

10.75	Secured Promissory Note of EWSD dated August 7, 2015 which was filed as Exhibit 10.2 to our Form 10-Q (File No. 000-54928), filed with the Commission on November 12, 2015, and is incorporated herein by reference thereto.

10.76	Deed of Trust, Security Agreement, and Financing Statement of EWSD I LLC and Southwest Farms, Inc. dated August 7, 2015 securing Promissory Note which was filed as Exhibit 10.3 to our Form 10-Q (File No. 000-54928), filed with the Commission on November 12, 2015, and is incorporated herein by reference thereto.

10.77	Assignment of Rents and Leases made by EWSD I LLC to Southwest Farms, Inc. dated August 7, 2015 encumbering the real property which was filed as Exhibit 10.4 to our Form 10-Q (File No. 000-54928), filed with the Commission on November 12, 2015, and is incorporated herein by reference thereto.

10.78	Unsecured Promissory Note by EWSD I LLC and held by East West Secured Development, LLC, dated August 7, 2015 which was filed as Exhibit 10.5 to our Form 10-Q (File No. 000-54928), filed with the Commission on November 12, 2015, and is incorporated herein by reference thereto.

10.79	Second Supplemental Agreement dated November 16, 2015 between the Company and YA Global Master SPV, Ltd. which was filed as Exhibit 10.1 to our Form 8-K (File No. 000-54928), filed with the Commission on November 17, 2015, and is incorporated herein by reference thereto.

10.80	Joint Venture Agreement, dated November 4, 2015, between Mark Marsh and the Company which was filed as Exhibit 10.80 to Amendment No. 2 to our Form S-1 (Registration No. 333-207464), filed with the Commission on December 2, 2015, and is incorporated herein by reference thereto.

10.81	Second Amendment to Securities Purchase Agreement, dated December 9, 2015, between the Company and Redwood Management, LLC which was filed as Exhibit 10.81 to Amendment No. 3 to our Form S-1 (Registration No. 333-207464), filed with the Commission on December 11, 2015, and is incorporated herein by reference thereto.

10.82	Debenture Amendment and Restriction Agreement, dated December 24, 2016 among the Company and Redwood Management, LLC, Redwood Fund II LLC, Redwood Fund III Ltd, and RDW Capital, LLC which was filed as Exhibit 10.1 to our Form 8-K (File No. 000-54928), filed with the Commission on December 29, 2015, and is incorporated herein by reference thereto.

10.83

Promissory Note, dated December 24, 2015, issued to Redwood Management, LLC which was filed as Exhibit 10.2 to our Form 8-K (File No. 000-54928), filed with the Commission on December 29, 2015, and is incorporated herein by reference thereto.

10.84	Purchase and Assignment Agreement, dated December 28, 2015 among Redwood Management, LLC, Redwood Fund II LLC, and Redwood Fund III Ltd. and Hudson Street, LLC which was filed as Exhibit 10.84 to Amendment No. 1 to our Form S-1 (Registration No. 333-207464), filed with the Commission on January 21, 2016, and is incorporated herein by reference thereto.

10.85	Farming Agreement, dated December 18, 2015 among the Company, EWSD I LLC, and Whole Hemp Company, LLC which was filed as Exhibit 10.85 to Amendment No. 1 to our Form S-1 (Registration No. 333-207464), filed with the Commission on January 21, 2016, and is incorporated herein by reference thereto.^

10.86	Grower’s Agent Agreement, dated December 18, 2015 between the Company and Whole Hemp Company, LLC which was filed as Exhibit 10.86 to Amendment No. 1 to our Form S-1 (Registration No. 333-207464), filed with the Commission on January 21, 2016, and is incorporated herein by reference thereto.^

10.87	Warrant for Purchase of Common Stock to Whole Hemp Company, dated December 18, 2015 which was filed as Exhibit 10.87 to our Form 10-K (File No. 000-54928), filed with the Commission on April 13, 2016, and is incorporated herein by reference thereto.

10.89	February 10 2016 Note Purchase Agreement, dated February 10, 2016 between the Company and YA Global Master SPV, Ltd. which was filed as Exhibit 10.1 to our Form 8-K (File No. 000-54928), filed with the Commission on February 11, 2016, and is incorporated herein by reference thereto.

10.90	Promissory Note issued to YA Global Master SPV, Ltd. on February 10, 2016 which was filed as Exhibit 10.2 to our Form 8-K (File No. 000-54928), filed with the Commission on February 11, 2016, and is incorporated herein by reference thereto.

10.91	Securities Purchase Agreement, dated February 18, 2016 between the Company and Redwood Management LLC which was filed as Exhibit 10.1 to our Form 8-K (File No. 000-54928), filed with the Commission on February 23, 2016, and is incorporated herein by reference thereto.

10.92	10% Convertible Debenture to Redwood Management, LLC which was filed as Exhibit 10.2 to our Form 8-K (File No. 000-54928), filed with the Commission on February 23, 2016, and is incorporated herein by reference thereto.

10.93	March 2016 Related Party Financing Form of 8% Convertible Debenture which was filed as Exhibit 10.1 to our Form 8-K (File No. 000-54928), filed with the Commission on March 18, 2016, and is incorporated herein by reference thereto.

10.94	March 2016 Related Party Financing Form of Warrant which was filed as Exhibit 10.2 to our Form 8-K (File No. 000-54928), filed with the Commission on March 18, 2016, and is incorporated herein by reference thereto.

10.95	Note Purchase Agreement, dated March 15, 2016 between the Company and Chicago Venture Partners, L.P., which was filed as Exhibit 10.1 to our Form 8-K (File No. 000-54928), filed with the Commission on March 22, 2016, and is incorporated herein by reference thereto.

10.96	Promissory Note effective March 14, 2016 issued by the Company to Chicago Venture Partners, L.P. which was filed as Exhibit 10.2 to our Form 8-K (File No. 000-54928), filed with the Commission on March 22, 2016, and is incorporated herein by reference thereto.

10.97	Form of Promissory Note issued by the Company to Chicago Venture Partners, L.P. which was filed as Exhibit 10.3 to our Form 8-K (File No. 000-54928), filed with the Commission on March 22, 2016, and is incorporated herein by reference thereto.

10.99	Form of Second Amendment to Director Retention Agreement which was filed as Exhibit 10.99 to Amendment No. 1 to our Form 10-K (Registration No. 000-54928), filed with the Commission on April 29, 2016, and is incorporated herein by reference thereto.+

10.100	Form of Lock-Up Agreement which was filed as Exhibit 10.1 to our Form 8-K (File No. 000-54928), filed with the Commission on May 3, 2016, and is incorporated herein by reference thereto.

10.101	First Amended and Restated Grower’s Distributor Agreement, dated March 11, 2016 between EWSD I LLC and Whole Hemp Company, LLC which was filed as Exhibit 10.18 to our Form 10-Q (File No. 000-54928), filed with the Commission on May 20, 2016, and is incorporated herein by reference thereto.^

10.102	First Amended and Restated Farming Agreement dated March 14, 2016 between the Company, EWSD I LLC, and Whole Hemp Company, LLC which was filed as Exhibit 10.19 to our Form 10-Q (File No. 000-54928), filed with the Commission on May 20, 2016, and is incorporated herein by reference thereto.^

10.103	Administrative Services Agreement, dated March 14, 2016 between the Company and EWSD I LLC which was filed as Exhibit 10.20 to our Form 10-Q (File No. 000-54928), filed with the Commission on May 20, 2016, and is incorporated herein by reference thereto.

10.104	Securities Purchase Agreement, dated May 20, 2016, between the Company and Chicago Venture Partner, L.P. which was filed as Exhibit 10.01 to our Form 10-Q (File No. 000-54928), filed with the Commission on October 21, 2016, and is incorporated herein by reference thereto.

10.105	Convertible Promissory Note issued by the Company to Chicago Venture Partners, L.P. dated May 20, 2016 which was filed as Exhibit 10.02 to our Form 10-Q (File No. 000-54928), filed with the Commission on October 21, 2016, and is incorporated herein by reference thereto.

10.106	Secured Investor Note #1 issued by Chicago Venture Partners, L.P. to the Company dated May 20, 2016 which was filed as Exhibit 10.03 to our Form 10-Q (File No. 000-54928), filed with the Commission on October 21, 2016, and is incorporated herein by reference thereto.

10.107

Membership Interest Pledge Agreement, dated May 20, 2016, between the Company and Chicago Venture Partners, L.P. which was filed as Exhibit 10.04 to our Form 10-Q (File No. 000-54928), filed with the Commission on October 21, 2016, and is incorporated herein by reference thereto.

10.108	Securities Purchase Agreement, dated June 22, 2016, between the Company and Redwood Management, LLC which was filed as Exhibit 10.05 to our Form 10-Q (File No. 000-54928), filed with the Commission on October 21, 2016, and is incorporated herein by reference thereto.

10.109	Equity Purchase Agreement, dated June 22, 2016, between the Company and Redwood Management, LLC which was filed as Exhibit 10.06 to our Form 10-Q (File No. 000-54928), filed with the Commission on October 21, 2016, and is incorporated herein by reference thereto.

10.110	Registration Rights Agreement, dated June 22, 2016, between the Company and Redwood Management, LLC which was filed as Exhibit 10.07 to our Form 10-Q (File No. 000-54928), filed with the Commission on October 21, 2016, and is incorporated herein by reference thereto.

10.111	10% Convertible Debenture issued by the Company to Redwood Management, LLC dated June 21, 2016 which was filed as Exhibit 10.08 to our Form 10-Q (File No. 000-54928), filed with the Commission on October 21, 2016, and is incorporated herein by reference thereto.

10.112	10% Convertible Debenture issued by the Company to Redwood Management, LLC dated June 21, 2016 which was filed as Exhibit 10.09 to our Form 10-Q (File No. 000-54928), filed with the Commission on October 21, 2016, and is incorporated herein by reference thereto.

10.113	Contract to Buy and Sell Real Estate between EWSD I LLC and Tammy J Sciumbato and Donnie J Sciumbato dated June 15, 2016 which was filed as Exhibit 10.10 to our Form 10-Q (File No. 000-54928), filed with the Commission on October 21, 2016, and is incorporated herein by reference thereto.

10.114	Securities Purchase Agreement, dated June 30, 2016, between the Company, EWSD I LLC, Pueblo Agriculture Supply and Equipment, LLC and Redwood Management, LLC which was filed as Exhibit 10.11 to our Form 10-Q (File No. 000-54928), filed with the Commission on October 21, 2016, and is incorporated herein by reference thereto.

10.115	10% Convertible Debenture issued by EWSD I LLC and Pueblo Agriculture Supply and Equipment, LLC to Redwood Management, LLC, dated June 30, 2016 which was filed as Exhibit 10.12 to our Form 10-Q (File No. 000-54928), filed with the Commission on October 21, 2016, and is incorporated herein by reference thereto.

10.116	Security Agreement, dated June 30, 2016, between EWSD I LLC, Pueblo Agriculture Supply and Equipment, LLC, and Redwood Management, LLC which was filed as Exhibit 10.13 to our Form 10-Q (File No. 000-54928), filed with the Commission on October 21, 2016, and is incorporated herein by reference thereto.

10.117	Parent Guarantee made by the Company dated June 30, 2016 which was filed as Exhibit 10.14 to our Form 10-Q (File No. 000-54928), filed with the Commission on October 21, 2016, and is incorporated herein by reference thereto.

10.119	Settlement Agreement and Mutual General Release between the Company, Pueblo Agriculture Supply and Equipment, LLC, EWSD I, LLC, Redwood Management, LLC, Trava LLC, PCH Investment Group, Inc., Clinton Pyatt, and Steve Kaller, with an effective date of August 16, 2017 which was filed as Exhibit 10.122 to our Form 8-K (File No. 000-54928), filed with the Commission on August 23, 2017, and is incorporated herein by reference thereto.

10.122	Common Stock Purchase Warrant in favor of Trava LLC, dated March 16, 2017 which was filed as Exhibit 10.2 to our Form 10-Q (File No. 000-54928), filed with the Commission on December 21, 2017, and is incorporated herein by reference thereto.

10.123	Management Services Agreement for the Pueblo, Colorado, facility between Trava LLC, the Company, EWSD I LLC, and Pueblo Agriculture Supply and Equipment LLC, dated May 31, 2017 which was filed as Exhibit 10.3 to our Form 10-Q (File No. 000-54928), filed with the Commission on December 21, 2017, and is incorporated herein by reference thereto.

10.123a*	Termination Agreement among Trava LLC, the Company, EWSD I LLC, and Pueblo Agriculture Supply and Equipment LLC, dated January 29, 2018.

10.124	Form of Convertible Note Purchase Agreement between Trava LLC, the Company, Pueblo Agriculture Supply and Equipment, LLC, and EWSD I, LLC which was filed as Exhibit 10.4 to our Form 10-Q (File No. 000-54928), filed with the Commission on December 21, 2017, and is incorporated herein by reference thereto.

10.125	Form of 10% Senior Secured Convertible Promissory Note between Trava LLC, the Company, and Pueblo Agriculture Supply and Equipment, LLC was filed as Exhibit 10.5 to our Form 10-Q (File No. 000-54928), filed with the Commission on December 21, 2017, and is incorporated herein by reference thereto.

10.126	Form of Convertible Note Purchase Agreement from the Company, EWSD I LLC, and Pueblo Agriculture Supply and Equipment LLC, which was filed as Exhibit 10.6 to our Form 10-Q (File No. 000-54928), filed with the Commission on December 21, 2017, and is incorporated herein by reference thereto.

10.127	Form of 10% Senior Secured Convertible Promissory Note between Redwood Management, LLC, the Company, Pueblo Agriculture Supply and Equipment, LLC, and EWSD I, LLC which was filed as Exhibit 10.7 to our Form 10-Q (File No. 000-54928), filed with the Commission on December 21, 2017, and is incorporated herein by reference thereto.

10.128	Form of Amended and Restated Security and Pledge Agreement of the Company in favor of certain investors which was filed as Exhibit 10.8 to our Form 10-Q (File No. 000-54928), filed with the Commission on December 21, 2017, and is incorporated herein by reference thereto.

10.129	Exchange Agreement dated September 26, 2016 by and among the Company, EWSD I LLC, Pueblo Agriculture Supply and Equipment, LLC, and Redwood Management, LLC which was filed as Exhibit 10.129 to our Form 10-K (File No. 000-54928), filed with the Commission on January 8, 2019, and is incorporated herein by reference thereto.

10.130	The Forbearance Agreement entered into with YA II PN, LTD, Hudson Street, LLC, and the Company on October 31, 2018 which was filed as Exhibit 10.130 to our Form 10-K (File No. 000-54928), filed with the Commission on January 8, 2019, and is incorporated herein by reference thereto.

10.131	Joint Venture Agreement made July 11, 2019 by and between NY – SHI, LLC, EWSD I LLC, NY Hemp Depot LLC, and Canbiola, Inc. which was filed as Exhibit 10.132 to our Form 8-K (File No. 000-54928), filed with the Commission on July 17, 2019, and is incorporated herein by reference thereto.

10.132	Partner Farm Agreement, dated May 10, 2019 by and between EWSD I, LLC and Mile High Labs, Inc.***

10.133	Supply Agreement, dated May 10, 2019 by and between EWSD I, LLC and Mile High Labs, Inc.***

10.134	First Loan Modification Agreement, dated June 20, 2018 by and among Southwest Farms, Inc. and EWSD I LLC.***

10.135	Lease Agreement between Mechanic Street Partners, LLC and EWSD I LLC effective February 4, 2019.***

10.136	Investment and Royalty Agreement, dated March 12, 2018 by and between Aron Funds, LLC and EWSD I LLC.***

21.1	Subsidiaries of Notis Global, Inc.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer and Principal Accounting Officer Pursuant to Rule 13a-14(a) of the Securities Act of 1934

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer and Principal Accounting Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document-

Item 16.	Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Notis Global, Inc.

Date: November 26, 2019	By:	/s/ Ned L. Siegel
Ned L. Siegel
Executive Chairman
(Principal Executive Officer)

	By:	/s/ Charles K. Miller
Charles K. Miller
Board Member
(Principal Financial Officer and Principal Accounting Officer)

POWER OF ATTORNEY

KNOW ALL THESE PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Ned L. Siegel, his attorney-in-fact, with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Ned L. Siegel		November 26, 2019
Ned L. Siegel	Executive Chairman

/s/ Charles K. Miller		November 26, 2019
Charles K. Miller	Director

/s/ Andrew Kantarzhi		November 26, 2019
Andrew Kantarzhi	Director

/s/ Judith Hammerschmidt		November 26, 2019
Judith Hammerschmidt	Director

/s/ Thomas Gallo		November 26, 2019
Thomas Gallo	Director

